Form 10QSB
period 1996-03-31
ORBIT TECHNOLOGIES INC /DE/
filed 1997-06-11
CIK 937814

                                  FORM 10-QSB


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



                (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly period ended March 31, 1996



                ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT


Commission File No.  0-25548



                            ORBIT TECHNOLOGIES, INC.



         Delaware                                       841 00 1269
------------------------------                          -----------
(State of Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                        Identification No.)



        2011 Palomar Airport Road, Suite 100, Carlsbad, California 92009
        ----------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (619) 930-8944
------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    No    X
   ----    ----

         The number of outstanding shares of the registrants's only class of common stock as of March 31, 1997: 20,303,028.

         Transitional Small Business Disclosure Format:  Yes    No  X
                                                             ---   ----

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                                 MARCH 31, 1996





                   PART I  -  FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                                         F-1
             At March 31, 1996 and December 31, 1995


         CONSOLIDATED STATEMENTS OF OPERATIONS                                               F-2
             For the Three Months Ended March 31, 1996 and 1995


         CONSOLIDATED STATEMENTS OF CASH FLOWS                                               F-3
             For the Three Months Ended March 31, 1996 and 1995


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                      F-4 to F-9


ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


                   PART II - OTHER INFORMATION

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                     ASSETS
                                    (Note 2)

                                                                                      At                    At
                                                                                March 31, 1996        Dec. 31, 1995
                                                                                --------------        -------------
                                                                                 (Unaudited)
 CURRENT ASSETS
   Cash                                                                           $    29,395          $    4,703
   Prepaid expenses                                                                    10,353              10,353
   Advances to officer                                                                  1,341               1,341
                                                                                  -----------          ----------
     TOTAL CURRENT ASSETS                                                              41,089              16,397

 PROPERTY AND EQUIPMENT - At cost, net of accumulated
   depreciation                                                                       275,254             213,887

 INTANGIBLE ASSETS, Net of accumulated amortization                                    81,920              83,203

 OTHER ASSETS                                                                           4,015               4,015
                                                                                  -----------          ----------

     TOTAL ASSETS                                                                 $   402,278          $  317,502
                                                                                  ===========          ==========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
   Accounts payable                                                               $   579,377         $   533,527
   Accrued expenses                                                                   466,766             288,654
   Due to stockholders                                                                199,350             199,350
   Notes payable (Note 3)                                                           2,466,713           2,404,524
                                                                                  -----------          ----------
     TOTAL CURRENT LIABILITIES                                                      3,712,206           3,426,055
                                                                                  -----------          ----------
 COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Note 4)

 STOCKHOLDERS' DEFICIENCY:
   Preferred stock - par value $.01 per share; 1,000,000
     shares authorized; 1,000,000 and -0- shares issued
     and outstanding at March 31, 1996 and December 31,
     1995, respectively                                                                10,000               -
   Common stock - par value $.01 per share; 50,000,000
     shares authorized; 20,428,637 shares issued and
     outstanding as of March 31, 1996 and December 31,
     1995                                                                             204,287             204,287
   Additional paid-in capital                                                       8,481,736           8,291,736
   Accumulated deficit                                                            (11,528,657)        (11,108,832)
   Unearned compensation and financing charges                                       (360,000)           (478,450)
   Notes receivable from stockholders                                                (117,294)            (17,294)
                                                                                  -----------         -----------
     TOTAL STOCKHOLDERS' DEFICIENCY                                                (3,309,928)         (3,108,553)
                                                                                  -----------         -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $   402,278         $   317,502
                                                                                  ===========         ===========




See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995




                                                                                1996                 1995
                                                                             ----------           ----------
  REVENUE                                                                    $    -               $    -
                                                                             ----------           ----------

  OPERATING EXPENSES
    Research and development                                                     12,209              148,931
    General and administrative                                                  225,056              176,233
    Compensatory element of stock
      options                                                                    90,000                -
                                                                             ----------           ----------

        TOTAL OPERATING EXPENSES                                               (327,265)             325,164
                                                                             ----------           ----------

  OPERATING LOSS                                                               (327,265)            (325,164)
                                                                             ----------           ----------

  OTHER EXPENSE
    Financing costs                                                              28,450               39,700
    Interest expense                                                             64,110               18,250
                                                                             ----------           ----------

        TOTAL OTHER EXPENSE                                                      92,560               57,950
                                                                             ----------           ----------

  NET LOSS                                                                   $ (419,825)          $ (383,114)
                                                                             ==========           ==========

  PER SHARE DATA:

  NET LOSS PER COMMON SHARE                                                       $(.02)               $(.02)
                                                                                  =====                =====

  WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES AND COMMON STOCK EQUIVALENTS
    OUTSTANDING                                                              25,799,309           17,589,367
                                                                             ==========           ==========





See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995





                                                                                         1996                1995
                                                                                      ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                            $ (419,825)         $ (383,114)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                        4,000               4,009
      Amortization of deferred finance costs                                              28,450              39,700
      Compensatory element of stock options                                               90,000               -
      Accrued interest                                                                    52,421              18,250
                                                                                      ----------          ----------
        Sub-total                                                                       (244,954)           (321,155)
    Cash Provided By (Used In) the Change in
      assets and liabilities:
        Increase in prepaid expenses                                                       -                  (6,941)
        Increase in accounts payable                                                      45,850              79,757
        Increase in accrued expenses                                                     125,691               3,242
        Increase in due to shareholders                                                    -                  12,650
                                                                                      ----------          ----------
          NET CASH USED IN OPERATING ACTIVITIES                                          (73,413)           (232,447)
                                                                                      ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of patents                                                                          -                  (4,479)
  Capital expenditures                                                                   (64,084)               (538)
                                                                                      ----------          ----------
          NET CASH USED IN INVESTING ACTIVITIES                                          (64,084)             (5,017)
                                                                                      ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan repayments                                                                        (27,561)              -
  Loan proceeds                                                                          189,750             250,000
  Deferred financing costs                                                                 -                  (8,316)
                                                                                      ----------          ----------
          NET CASH PROVIDED BY FINANCING
            ACTIVITIES                                                                   162,189             241,684
                                                                                      ----------          ----------
INCREASE IN CASH                                                                          24,692               4,220
CASH - BEGINNING                                                                           4,703              13,864
                                                                                      ----------          ----------
CASH - ENDING                                                                         $   29,395          $   18,084
                                                                                      ==========          ==========





See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996



NOTE  1 -        BASIS OF PRESENTATION

                 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 In the opinion of Company management, the accompanying unaudited consolidated financial statements and related notes included thereto contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly its financial position as of March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995.

NOTE  2 -        GOING CONCERN

                 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the year ended December 31, 1995, the Company incurred a net loss of $4,147,782 and, as of that date, had a stockholders' deficiency and a working capital deficiency of $3,108,553 and $3,409,658, respectively. The Company had a net loss of $419,825 for the three months ended March 31, 1996. The Company is also in default on a significant number of loan agreements which total approximately $1,475,000 in principal and interest as of December 31, 1995 and is in arrears with substantially all of its other payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                 The Company is exploring additional sources of working capital including private borrowings, sales of its securities, joint ventures and licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 1996 and 1997. During 1996, the Company's proceeds from all financing activities amounted to $428,250, of which $189,750 was received as of March 31, 1996.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996



NOTE  2 -        GOING CONCERN (Continued)

                 The Company is exploring ways to reduce its existing liabilities including exchanging certain of its liabilities for shares of its common stock. During the fourth quarter of 1996, the Company exchanged $965,000 of principal on various promissory notes outstanding at December 31, 1995 for shares of common stock.

                 To date, the Company has not been successful in restructuring the remaining debt and the Company continues to be in default under such agreements. Further, one group of note holders, representing $600,000 of the promissory notes outstanding as of December 31, 1995, has filed a lawsuit against the Company to recover loans and other monies provided to the Company (see
                 Note 4).

                 The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, completion of research and development and the successful marketing of its technologies. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty. Management believes that actions presently being taken, as discussed above, provide the opportunity for the Company to continue as a going concern.

NOTE 3 -         CAPITALIZATION

                 Borrowings Under Convertible Notes Payable

                 During 1996, the Company has borrowed $228,250, of which $89,750 was received as of March 31, 1996, in one year promissory notes bearing interest at 10% per annum. $77,250 of the notes and related accrued interest are convertible into common stock at 50% of the asked market price at any time, with automatic conversion upon the effectiveness of the Registration Statement under the Securities Act of 1933. The remaining $151,000 of the notes and related accrued interest are convertible into common stock at prices ranging from $0.10 - $0.22 per share of debt.

                 Issuance of Preferred Stock

                 During the first quarter of 1996, the Company borrowed $200,000 pursuant to a one year promissory note which was satisfied by issuance of 1,000,000 shares of preferred stock. Such stock is automatically convertible into 2,000,000 shares of common stock on or prior to the due date of the note. The board of directors issued a resolution granting each share of preferred stock three votes and assigned such voting rights to one of the Company's officers.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996



NOTE 3 -         CAPITALIZATION (Continued)

                 Conversion of Debt to Equity

                 During November of 1996 and February 1997, The Company and certain of its debt holders agreed to convert principal of $1,142,000 and related accrued interest of $129,000 into 6,590,595 shares of common stock. Of such principal to be converted, 965,000 was outstanding as of December 31, 1995.

                 To induce the note holders to an early conversion, the Company reduced the conversion rate provided for in certain of the convertible loan agreements. Substantially, all of the debt conversions were executed at the conversion rate of $0.22.

NOTE  4 -        COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

                 Litigation/Disputes

                 a) The Metafuse technology was utilized to coat copper-alloy resistance welding electrodes (welding tips) through the fusion of titanium carbide or molybdenum tungsten onto and into copper-alloy welding tips ("TiTRODEs"). TiTRODE electrodes have been successfully tested by the Chrysler Corporation ("Chrysler") for use on its assembly lines. Chrysler has conducted 18 months of testing on the TiTRODE type electrodes and has since integrated them into certain of its manufacturing plants. TiTRODE type electrodes are being sold to Chrysler by a Canadian corporation, with which the Company claims to have an oral agreement beginning in January 1994, whereby the two parties would share net revenues derived from the sale of TiTRODEs. The net revenues from the sale of TiTRODEs to Chrysler have not been dispersed to the Company and the Company has requested an informal accounting to determine the amount of money due to it pursuant to the above referenced oral agreement. No revenue has been recognized to date from this venture, as the Company cannot predict the outcome of this request.
                    The Company intends to retain legal counsel to enforce its oral agreement.

                 b) In October 1995, the Company commenced an internal audit of its debt and equity structure. In February 1996, preliminary findings of the internal audit suggested that certain stock issuance to former officers and related entities were without consideration. This resulted in a request made by the Company upon certain individuals, including former directors and officers of the Company, to surrender stock issued to and held by them for purposes of
                    cancellation.    One of the individuals,

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996



NOTE  4 -        COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

                    subject to the internal audit and request to surrender stock for cancellation, Adrian Joseph, the Company's former chairman and president, has initiated a judicial action in the Superior Court of California, County of San Diego, seeking a declaration of his rights in and to Orbit stock. The Company has sought to cancel all stock held, possessed or controlled by Mr. Joseph either in his individual capacity, his family or corporations. The Company and current management prevailed in that action as the court denied the challenge of Joseph. Although Joseph's stock was not cancelled, the court prevented Joseph from interfering with the business of the Company for a period of one year or the length of any action brought by the parties.

                 c) Emerson v. Orbit Technologies, Inc. et al..  Plaintiff
                    claims that Richard A. Wall, a former officer of Orbit, caused restricted stock to be issued to her without disclosing the restriction. Emerson seeks damages of approximately $125,000. Orbit is named as the issuing corporation. Plaintiff failed to timely serve Wall and he has been dismissed in the main action. Orbit has filed a cross complaint against Wall for indemnification and, in addition, is seeking to invalidate his Orbit stock holdings and recover monies as a result of Wall's actions. Wall has filed a motion to dismiss Orbit's indemnification which is pending. No discovery has yet been conducted and, thus, it is impossible to estimate the chances of success. However, since Orbit received no consideration for the stock, the Company counsel believes there are strong affirmative defenses to Emerson's claims. Orbit intend to vigorously defend and pursue all claims in this action.

                    Orbit has also cross-claimed against Wall seeking to invalidate all his Orbit stock holdings and recover monies Wall earned from the sale of Orbit stock.

                 d) Orbit Technologies, Inc. v. First Liberty Investment Group,
                    Inc. ("First Liberty"). This is an action to recover investment banking fees paid to the defendant by Orbit. A settlement was reached in March of 1997, whereby First Liberty agreed to pay Orbit $15,000 in full settlement of all obligations.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996



NOTE  4 -        COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

                 e) Joseph v. Orbit Technologies, Inc..  Adrian Joseph, Orbit
                    former CEO, President and Chairman, filed an action for declaratory relief seeking to validate his stock holdings in Orbit. Orbit has cross-claimed against Joseph and Tatum Singletary, another former officer, seeking to invalidate their stock and to recover millions of dollars earned by said individuals from the sale of Orbit stock. If Orbit is unsuccessful, and the disputed stock is validated, the Company counsel believes that it should not result in any monetary award against Orbit. An adverse outcome merely affects the debt/equity structure of the Company. The Company intends to vigorously pursue this action.

                 f) Jeffer, Mangels, Butler & Marmaro, LLP v. Orbit
                    Technologies, Inc.. Action by former attorneys of Orbit to compel arbitration to recover attorney fees. Orbit stipulated to arbitration of fee dispute and stipulated to entry of interim arbitration award in the amount of approximately $110,000, subject to any defenses, offsets or claims, which Orbit is asserting by way of a separate legal malpractice action.

                    The malpractice action has been filed as a cross-complaint in the case of Joseph v. Orbit Technologies, Inc. Whether it will remain a claim in that action or will be sent back to the arbitrator is an issue currently pending before the court. The Company has retained a law firm to handle the legal malpractice claims on a contingency basis.

                 g) Sansone v. Joseph, et al.  Action by shareholder to recover on $50,000 notre signed by Joseph and Orbit. Orbit has defaulted. Plaintiff has obtained a judgement against Joseph for the full amount of the debt and has attached $60,000 of sales proceeds owed to Joseph against which to collect. Joseph has cross-claimed against Orbit for indemnification. Given the nature of the claim, Orbit is seeking to consolidate this claim with the case of Joseph
                    v. Orbit Technologies, Inc. Based on documents reviewed to date, the Company counsel believes that Orbit's exposure to Joseph on the cross-claim appear minimal.

                 h) Benveniste, et. al. vs. Orbit and Its Officers.  The action was filed on March 6, 1997 in the Los Angeles Superior Court. The action is to collect principal, interest and other fees and damages relating to various promissory notes executed between the plaintiffs and Orbit during 1995 aggregating $600,000 and loans made during 1991 aggregating $197,000.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1996



NOTE  4 -        COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

                      The plaintiffs allege that the defendants violated the securities laws of the state of California and made negligent misrepresentations related to Company's technologies, thereby inducing them to loan monies to the Company. The plaintiffs also allege that, pursuant to an oral agreement with an officer of the Company, the exercise price for various stock options to acquire Orbit stock was reduced to $0.10 per share and the conversion price under various convertible loan agreements between the plaintiffs and Orbit was also reduced to $0.10. Further, the plaintiffs allege that they have not received 500,000 shares of Orbit stock promised as additional compensations under such agreements and that debt related to the 1991 loans of $197,000 is not reflected on the Company's books.

                      Management contends that all of the debt and related fees and shares of common stock are properly reflected on Orbit's books as of December 31, 1995. The Company's records reflect that the debt related to the 1991 loans of $191,000 and related accrued interest was converted into 226,550 common shares of Orbit in 1993. Management also contends that there was no oral agreement to reduce the exercise and conversion prices of certain financial instruments. Further, management contends that there were no violations of securities laws, that no misrepresentations were made to plaintiffs and all other complaints are without merit.

                      Management has attempted to restructure these loan agreements and has been unsuccessful to date.

Item 2.          Management's Discussion and Analysis or Plan of Operation

                 When used in this discussion, the words "believes" and "anticipates" or similar expressions are intended to identify forward looking
statements.   Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.
See Exhibit 99 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as the date hereof. The Company undertakes no obligation to publically release the results of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurance of unanticipated events.

Plan of Operation

                 Since its incorporation in 1985, Orbit and its subsidiaries have engaged in the research, development, acquisition and licensing of technologies. Initially, Orbit concentrated its efforts in the areas of coating technologies and new materials technologies. During the period 1985-1994, Orbit completed much of the essential research and development for each of these technologies and in the process has developed specific, discrete product lines for each technology; and, has developed multiple vertical market applications, such as, for the aerospace, automotive, construction, waste stabilization and containment, and other industries.

                 Orbit's business plan generally, and its plan of operation over the next twelve month period is to focus on specific technologies discussed herein for multiple market applications and then possibly license each to an unaffiliated entity which will engage in manufacturing, marketing, joint venture and sub-licensing strategies with respect to each technology or application thereof as best suits each technology. Orbit has entered into a specific Teaming Agreement with Ecology & Environmental, Inc., to exploit Orbit's CSF technologies, although no assurances can be given that such technologies can be successfully marketed as contemplated.

                 Until completion of the development of a technology and the commencement of sales of technology, Orbit will have no operating revenues but will continue to incur substantial expenses. No assurances can be given that Orbit can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a development stage entity, Orbit is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of Orbit.

                 Orbit does not expect to make any significant capital purchases in 1996, except for possible equipment in support of TiTRODE and Ceramic Silicone Foam.

                 Orbit will require additional financing. No assurance can be given that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to Orbit. Orbit has working capital for approximately six months from the date hereof. In order to finance its proposed business, Orbit will need to obtain additional financing commitments prior to the six-month period. Until such financing is available, Orbit will continue to operate at a minimal level. Orbit is exploring additional sources of working capital including borrowing, sales of securities, joint ventures and the licensing of technologies. While no assurance can be given, Management believes Orbit can raise adequate capital to keep Orbit functioning at a minimum level of operation in 1996.

Results of Operations

Three Months Ended March 31, 1996 vs. 1995. Orbit had revenues of $ -0- for the three months ended March 31, 1996 and 1995, respectively. General and administrative expenses increased from $176,233 in the first three months of 1995 to $225,056 in the first three months of 1996 as a result of an increase in employees and consulting expenses. Orbit's focus is on the
commercialization of technology.   Research and development expenses decreased
in the three months ended March 31, 1996 to $12,209 from $148,931 in 1995. Compensatory element of stock options in the three months ended March 31, 1996 was $90,000 from $-0- in 1995.

                 For the three months ending March 31, 1996 and 1995, Orbit incurred operating losses of $327,265 and $325,164, respectively.

                 TiTRODES are being sold to Chrysler Corporation by an entity unaffiliated with Orbit (Huys Industries, Inc.) under an agreement Orbit claims by which the parties would share equally net revenues derived from the sale of
TiTRODES to Chrysler Corporation.   The net revenues from the sale of TiTRODES
to Chrysler Corporation have not been disbursed to Orbit and Orbit has requested an accounting to determine the amount of money due to it pursuant to the above referenced agreement. Orbit at this time cannot predict the outcome of this request for an accounting.

Liquidity and Capital Resources

                 At March 31, 1996, Orbit had a stockholders' deficiency and a working capital deficit of $3,309,928 and $3,671,117, respectively. Orbit had a ratio of liabilities to tangible assets of 10 to 1 as of March 31, 1996. Orbit is also in default on notes which total $2,466,713 in principal and interest as of March 31, 1996.

                 During 1996, Orbit has borrowed $228,250, of which $89,750 was received as of March 31, 1996, in one year promissory notes bearing interest at 10% per annum. Further, Orbit is in discussions with certain investment bankers about offerings to raise additional capital. No assurance can be given that Orbit can successfully obtain any working capital or complete any proposed offerings or if obtained, that such funding will not cause a dilution to shareholders of Orbit.

                 During 1996, Orbit has borrowed$228,250, of which $89,750 was received as of March 31, 1996, in one-year promissory notes bearing interest at 10% annum. Further, Orbit is in discussions with certain investment bankers about offerings to raise additional capital. No assurance can be given that Orbit can successfully obtain any working capital or complete any proposed offerings or if obtained, that such funding will not cause a dilution to shareholders of Orbit.

                 Orbit is exploring ways to reduce its existing liabilities including exchanging some of such liabilities with affiliates and others for shares of its Common Stock. No assurance can be given that such efforts will be successful.

                 To date, Orbit has funded its operations from the private sales of Common Stock or notes (most of which have been converted into Common
Stock).   Such sales have been able to fund only minimal operations and technological developments. Development and exploitation of technologies have been delayed by lack of adequate funding.

                 However, Orbit has been awarded small R & D contracts based on initial positive results of tests conducted by the Idaho National Engineering Laboratory (INEL) for use of Orbit's Ceramic Silicon Foam (CSF) material for stabilizing radioactive calcine waste. Orbit has made additional proposals for continue evaluation of CSF for use at INEL and believes those proposals will continue to receive positive consideration for future contracts.

                 In May, 1996, Orbit was awarded a contract to participate in the Department of Energy's Landfill Stabilization Project to evaluate materials for treating existing hazardous waste at the Idaho National Engineering Laboratory's Subsurface Disposal Areas. These landfill sites are composed of a variety of mixed waste materials including radioactive waste. Several different materials have been selected for testing and Orbit was awarded a category sole source contract to test and evaluate its CSF. The contract provides for initial bench testing with options that can be exercised for more extensive field testing.

                 In November 1996, Orbit signed a Teaming Agreement with Ecology and Environment, Inc. (International Specialists in the Environment), for the sole purpose of identifying and pursuing mutually agreeable business opportunities within the U. S. Departments of Energy and Defense, and other federal and state government agencies and private sectors where the environmental application of the CSF technology is possible. Identification and pursuit of business opportunities includes technology development, I. e., both system design and application identification and construction, sales and client development efforts, the bid/proposal process, and the contract negotiation process regarding awarded projects.

Other Matters.

                 In October 1995, Orbit commenced an internal audit of its books and records to examine its debt and equity structure. In February 1996, preliminary findings of the internal audit indicated that substantial irregularities existed in the books, records and affairs of Orbit at the direction and behest of former Directors and Officers of Orbit. This resulted in a request made by Orbit upon certain individuals, including former Directors and Officers, to surrender stock issued to and held by them for purposes of cancellation.

                 Adrian Joseph, a former Director and Officer of Orbit, and a subject of the internal audit was asked to surrender stock for cancellation. Mr. Joseph, and a small group of individuals claiming to be shareholders, presented an action by shareholder consent reinstating Joseph's control of Orbit. When current management refused to accept what it believed was a faulty shareholder consent, Mr. Joseph initiated a judicial action in the Superior Court of California, County of San Diego seeking a declaration of his rights in and to Orbit and the subject stock. In that action, in which Joseph alleged to represent Orbit, James B. Lahey et al., representing current management at that time, sought to cancel all stock held, possessed or controlled by Mr. Joseph either in his individual capacity, or through his family or affiliated corporations. Although Joseph's stock was not canceled in that judicial action due to the nature of the proceeding, the court confirmed the defective nature of the shareholder consent and prevented Mr. Joseph from interfering with the business of Orbit for a period of one year or the length of any action brought by the duly confirmed and recognized Officers and Directors of Orbit, James B. Lahey, et al., against Joseph. (See also Part II, Item 1. Legal Proceedings. Orbit Technologies Inc. vs. James B. Lahey, et al.)

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  See Part II, Item 6.  Exhibits and Reports on
         Form 8-K.

ITEM 2.  CHANGES IN SECURITIES

                 On March 15, 1996, an interest bearing note for $200,000 was exchanged for one million shares of Preferred Stock to S. A. Power USA
Corporation.   From the date of issuance, the Preferred Shares were issued with the understanding that they may be converted by the holder to two million shares of Common Stock on or before the anniversary date of the issuance but would automatically convert to Common Stock on the anniversary date if not previously converted. It was later learned that the Company had not filed a Certificate of Designation setting forth the preferences with the Delaware Secretary of State. Consequently, the Preferred Shares were improperly issued. During the quarter, Orbit also converted debt instruments of the Company totaling $84,975 into 653,654 shares of Common Stock. Orbit is in discussions with S. A. Power USA Corporation concerning a novation relating to the subject
transaction.   None of these securities have been registered under the
Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)          LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

                      (1)    Financial Statements.

                      (2)    Exhibits - See (C) below.

         (B)          REPORTS ON FORM 8-K.  None.

         (C)   EXHIBITS

                Exhibit Number     Exhibit

                  3.( i )        Restated Certificate of
                                 Incorporation (as amended).(1)

                  3.( ii )       Amended and Restated Bylaws.(1)

                  10.            1995 Stock Option Plan and Form
                                 S-8 Registration Statement.(1)*

                  11.            Computation of Earnings Per Share (See
                                 Exhibit 27, Part II, Item 1, Financial Data
                                 Schedule).

                  27.    Financial Data Schedule.

Note:            Certain previously filed exhibits are no longer being
incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

________
*Management Compensation Plan

(1) Previously filed as part of the Form-10 filed in May 1995 or Form 10-KSB for 1995 and which are hereby incorporated by reference.

                                   SIGNATURES

                 In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORBIT TECHNOLOGIES INC.
    Registrant



Date: April 29, 1997                By: //S//  JAMES B. LAHEY
                                       ---------------------------------------
                                       James B. Lahey, Chief Executive Officer
                                       Chairman of the Board of Directors




Date: April 29, 1997                 By:  //S// JAMES A GIANSIRACUSA
                                        --------------------------------------
                                        James A. Giansiracusa,
                                        Secretary/Chief Financial Officer