Form 10QSB
period 1996-06-30
ORBIT TECHNOLOGIES INC /DE/
filed 1998-03-03
CIK 937814

                                   FORM 10-QSB


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1996


                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT



                           Commission File No. 0-25548


                            ORBIT TECHNOLOGIES, INC.



            Delaware                                    841 00 1269
------------------------------            --------------------------------------
   (State of Jurisdiction of              (I. R. S. Employer Identification No.)
Incorporation or Organization)


               2011 Palomar Airport Road, Suite 100, Carlsbad, California 92009
               ----------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (760) 930-8944
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]



The number of outstanding shares of the registrant's only class of common stock as of June 30, 1996: 23,519,204.



          Transitional Small Business Disclosure Format: Yes [ ] No [X]

INTRODUCTION. The Company is filing this periodic report after the due date that is prescribed by current regulations. Information presented is as of June 30, 1996, unless otherwise specifically indicated to the contrary. Despite the foregoing, this report is not intended to cover all matters and events to the date of filing of this report.

This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. The following summary is qualified in its entirety by the more detailed information and the audited financial statements, including the notes thereto, appearing elsewhere in the Form 10-KSB for the subject year.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. (See accompanying Financial Report for the period ended June 30, 1996.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

        Since its incorporation in 1985, the Company has engaged in the research, development, acquisition and licensing of technologies. Initially, the Company concentrated its efforts in the areas of coating technologies and new materials technologies. The Company is currently focused on two technologies that may provide the greatest potential in the short term for commercialization and to generate a revenue stream. Once commercialization has been proven, it is the intent of the Company to define specific, discrete product lines for each application and develop multiple vertical market applications.

        The Company's business plan is to focus on specific technologies discussed herein for multiple market applications and then possibly license each to an unaffiliated entity which will engage in manufacturing, marketing, joint venture and sub-licensing strategies with respect to each technology or application thereof as best suits each technology.

        Until completion of the development of a technology and the commencement of sales of technology, the Company will have no operating revenues but will continue to incur substantial expenses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

Results of Operations

Six Months Ended June 30, 1996 vs. 1995. The Company had revenues of $ -0- for the three months and six months ended June 30, 1996 and 1995, respectively. General and administrative expenses decreased from $425,617 in the first six months of 1995 to $397,586 in the first six months of 1996 as a result of a reduction in overhead and other expenses. For the three months ended June 30, 1996, general and administrative expenses were reduced to $172,530 compared to $249,384 in the three months ended June 30, 1995. The Company is focusing on two technologies which it believes have potential to yield commercial products. Research and development expenses decreased in the six months ended June 30, 1996 to $14,580 from $255,986 in 1995 as the Company continued to refine and define how R & D costs are allocated. Research and development expenses were $2,371 and $106,965 for the three months ended June 30, 1996 and 1995, respectively. Compensatory element of stock options in the three months ended June 30, 1996 was $90,000 from $-0- in 1995.

        For the six months ending June 30, 1996 and 1995, the Company incurred operating losses of $592,166 and $681,513, respectively. Such losses were $264,901 and $356,349 for the three months ended June 30, 1996 and 1995, respectively. Such operating losses have decreased during this period including administrative expenses and interest and the compensatory element of stock options issued.

        TiTRODES are being sold to Chrysler Corporation by an entity unaffiliated with the Company (Huys Industries, Inc.) under an agreement by which the parties would share equally net revenues derived from the sale of TiTRODES to Chrysler Corporation. The net revenues from the sale of TiTRODES to

Chrysler Corporation have not been disbursed to the Company and the Company has requested an accounting to determine the amount of money due to it pursuant to the above referenced agreement. Huys has not complied with the request for an accounting and Orbit's management is evaluating its rights with respect to Huys Industries Inc.

Liquidity and Capital Resources

        At June 30, 1996, the Company had a stockholders' deficiency and a working capital deficit of $3,463,249 and $3,820,106, respectively. The Company had a ratio of liabilities to tangible assets of 10 to 1 as of June 30, 1996. The Company is also in default on notes that total $2,465,527 in principal and interest as of June 30, 1996.

        The Company will require additional financing. No assurance can be given that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to the Company. The Company has limited working capital. In order to finance its proposed business, the Company will need to obtain additional financing.

        The Company is exploring additional sources of working capital including borrowing, sales of securities, joint ventures and the licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 1996. During 1996, the Company has borrowed $228,250, of which $207,250 was received as of June 30, 1996, in one year convertible promissory notes bearing interest at the rate of 10% per annum. Further, the Company is in discussions with certain investment bankers about offerings to raise additional capital. No assurance can be given that the Company can successfully obtain any working capital or complete any proposed offerings or if obtained, that such funding will not cause a dilution to shareholders of the Company.

        The Company is exploring ways to reduce its existing liabilities including exchanging some of such liabilities with affiliates and others for shares of its Common Stock. No assurance can be given that such efforts will be successful.

        The Company does not expect to make any significant capital purchase in 1996, except for TiTRODE and Orbit's Ceramic Silicone Foam (CSF) technology.

        To date, the Company has funded its operations from the private sales of Common Stock or convertible notes (most of which have been converted into Common Stock). Such sales have been able to fund only minimal operations and technological developments. Development and exploitation of technologies have been delayed by lack of adequate funding.

        The Company has been awarded small research and development (R & D) contracts based on initial positive results of tests by the Idaho National Engineering Laboratory (INEL) for use of Orbit's Ceramic Silicon Foam (CSF) material for stabilizing radioactive waste. Orbit has made additional proposals for continued evaluation of CSF for use at INEL and believes those proposals will continue to receive positive consideration for future contracts.

        In May, 1996, the Company was awarded a contract to participate in the Department of Energy's Landfill Stabilization Project to evaluate materials for treating existing hazardous waste at the Idaho National Engineering Laboratory's Subsurface Disposal Areas. These landfill sites are composed of a variety of mixed waste materials including radioactive waste. Several different materials have been selected for testing and Orbit was awarded a category sole source contract to test and evaluate its CSF. The contract provides for initial bench testing with options that can be exercised for more extensive field-testing.

        In November 1996, the Company signed a Teaming Agreement with Ecology and Environment, Inc. (International Specialists in the Environment), for the sole purpose of identifying and pursuing mutually agreeable business opportunities within the U. S. Departments of Energy and Defense, and other federal and state government agencies and private sectors where the environmental application of the CSF technology is possible. Identification and pursuit of business opportunities includes technology development ( i. e., both system design and application identification and construction), sales and client development efforts, the bid/proposal process, and the contract negotiation process regarding awarded projects.

        In May 1997, the Company was awarded a contract by Lockheed Martin Idaho Technologies Company to test and evaluate Orbit's proprietary Ceramic Silicon Foam (CSF) as a stabilizing media for sodium and nitrate salts which include chromium, from the Idaho National Engineering and Environmental Laboratory 's (INEEL) Radioactive Waste Management

Complex (RWMC). Subcontractors under the contract to Orbit are the University of Akron's Microscale Physiochemical Engineering Center, Department of Civil Engineering and Pierpoint Environmental Management Services.

        In August 1997, Lockheed Martin expanded the initial contract to include two additional nitrate-type surrogate waste materials containing cadmium and an organic solvent.

        In September 1997, Orbit Technologies, Inc., Ecology and Environmental, Inc., and The University of Akron submitted a proposal entitled "Low-activity Waste Stabilization using Ceramic Silicon Foam (CSF)" to the Department of Energy - Idaho Operations Office.

Other Matters.

        In October 1995, the Company commenced an internal audit of its books and records to examine its debt and equity structure. In February 1996, preliminary findings of the internal audit suggested that substantial irregularities existed in the books, records and affairs of the company at the direction and behest of former Directors and Officers of the company. This resulted in a request made by the Company upon certain individuals, including former Directors and Officers of the Company, to surrender stock issued to and held by them for purposes of cancellation. One of the individuals subject to the internal audit and a request to surrender stock for cancellation, Adrian Joseph, initiated a judicial action in the Superior Court of California, County of San Diego seeking a declaration of his rights in and to Orbit stock. In that action, the Company sought to cancel all stock held, possessed or controlled by Mr. Joseph either in his individual capacity, his family or corporations. The Company and current management prevailed in that action as the court denied the challenge of Joseph. Although Joseph's stock was not cancelled, the court prevented Joseph from interfering with the business of the company for a period of one year or the length of any action brought by the parties.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. See Part II, Item 6. Exhibits and Reports on Form
        8-K.

        The Company is involved in certain legal proceedings incidental to its normal business activities. As of the date hereof, the Company is not party to any material litigation except as described below, nor to the knowledge of management is there any material litigation or claim threatened or contemplated against the Company. Most of the litigation is related to actions by past Directors and Officers, and their affiliates in which a determination of the respective rights and duties of the parties is sought. This includes an adjudication of the validity of common stock issued to Messrs. Joseph, Singletary, Wall, and others. The Company is a party to the following proceedings:

        Benveniste v. Lahey, et al. The action filed by Richard Benveniste and Edgar R. Benveniste on June 2, 1997 in the Delaware Court of Chancery, Case No. 15720-NC, on behalf of themselves and purportedly on behalf of the Company against James B. Lahey, James A. Giansiracusa, Ian C. Gent, Stephen V. Prewett, and William N. Whelen to determine the validity of an alleged shareholder consent action by which the plaintiffs purportedly obtained managerial control of the Company. The Court has held in abeyance proceedings as to the validity of the consent action while ordering current management to conduct a shareholder meeting. A date for the shareholder meeting has not been established pending further discussions of the parties.

        Jacobs v. Orbit. This action was filed on June 27, 1997, in the Superior Court of California, County of Los Angeles as Case No. BC 173600. The plaintiff, who has provided legal representation for Orbit, OTI Technologies Inc. (a Canadian Corporation), Adrian Joseph, Richard A. Wall, Ruffa & Ruffa, and other individuals who have brought groundless actions against the Company, seeks money damages allegedly attributable to his inability to sell restricted stock. Management believes this action has no merit.

ITEM 2.  CHANGES IN SECURITIES.

        (c) During November of 1996 and February 1997, the Company and certain of its debt holders agreed to convert principal of $1,142,000 and related accrued interest of $129,000 into 6,590,595 shares of common stock. Of such principal to be converted, $965,000 was outstanding as of December 31, 1995. The convertible notes were issued in reliance on the exemptions provided by Sec. 4(2) and Regulation D and/or Regulation D of the Securities Act of 1933. Also see Notes to Consolidated Financial Statements,
Note 3.

        To induce the note holders to an early conversion, the Company reduced the conversion rate provided for in certain of the convertible loan agreements. Substantially, all of the debt conversions were executed at the conversion rate of $0.22.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

               (1) Financial Statements.

               (2) Exhibits - See (C) below.

        (b) REPORTS ON FORM 8-K. O. G. Sansone v. Adrian Joseph, Orbit Technologies Inc. et al. Settlement Agreement.

        (c)    EXHIBITS

Exhibit
Number        Exhibit
------        -------

1.      Amended and Restated Bylaws. (1)

2.      Restated Certificate of Incorporation (as amended). (1)

3.      Consolidated Statement of Operations for the years ended December 31,
        1994, 1993, and 1992. (1)

4.      Consolidated Statement of Shareholder Equity for the years ended
        December 1994, 1993, and 1992. (1)

5.      Consolidated Statement of Cash Flows for the years ended December 1994,
        1993, and 1992. (1)

6.      Notes to Consolidated Financial Statements. (1)

7.      Unaudited Interim Financial Statements. (1)

8.      Consolidated Balance Sheets at September 30, 1995 (unaudited) and
        December 31, 1994. (1)

9.      Consolidated Statement of Operation for the nine months ended September
        30, 1995 and 1994 (unaudited). (1)

10.     1995 Stock Option Plan and Form S-8 Registration Statement. (1)*

10.     Notes to Consolidated Financial Statements for the Period Ended
        September 30, 1995 (unaudited). (1)

11.     Form of Indemnification Agreement (1)

12.     Agreement with Ukraine (1)

13.     1995 Stock Option Plan and Form S-8 Registration Statement (1)*

14.     Research Agreement with UCLA (1)

15.     License Agreement with UCLA (1)

16.     Computation of Earnings Per Share (1)

17.     Consolidated Balance Sheets at March 31, 1996 and December 31, 1995. (2)

18.     Consolidated Balance Sheets at December 31, 1995 and 1994. (2)

19.     Consolidated Statements of Operations for the Years Ended December 31,
        1995, 1994, and 1993. (2)

20.     Consolidated Statements of Stockholder's Equity for the Years Ended
        December 31, 1995, 1994, and 1993. (2)

21.     Consolidated Statements of Cash Flows for the Years Ended December 31,
        1995, 1994, and 1993. (2)

22.     Notes to Consolidated Financial Statements for the Year Ended 1995. (2)

23.     Consolidated Statements of Operations for the Six Months Ended March 31,
        1996 and 1995. (3)

24.     Consolidated Statements of Operations for the Three Months Ended March
        31, 1995 and 1994. (3)

25.     Consolidated Statement of Cash Flows for the Six Months Ended March 31,
        1996 and 1995. (3)

26.     Notes to Consolidated Financial Statements for the Period Ended March
        31, 1996. (3)

*Management Compensation Plan

Note: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

(1) Previously filed as part of the Form 10 filed in May 1995 and which are hereby incorporated by reference.

(2) Previously filed as part of the Form 10-KSB for the Period Ending December 31, 1995.

(3) Previously filed as part of the Form 10-QSB for the Period Ending March 31, 1996.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORBIT TECHNOLOGIES INC.
                Registrant



Date: February 26, 1998           By: /s/ JAMES B. LAHEY
     --------------------            ------------------------------------------
                                         James B. Lahey, Chief Executive Officer
                                         Chairman of the Board of Directors




Date: 2-27-98                     By: /s/ JAMES A. GIANSIRACUSA
     --------------------            ------------------------------------------
                                         James A. Giansiracusa, Secretary/Chief
                                         Financial Officer

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES


                                FINANCIAL REPORT


                                  JUNE 30, 1996

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                                  JUNE 30, 1996



PART I  -  FINANCIAL INFORMATION

   ITEM 1  -  FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS                                                      F-1
          At June 30, 1996 and December 31, 1995


      CONSOLIDATED STATEMENTS OF OPERATIONS                                            F-2
          For the Six Months Ended June 30, 1996 and 1995


      CONSOLIDATED STATEMENTS OF OPERATIONS                                            F-3
          For the Three Months Ended June 30, 1995 and 1994


      CONSOLIDATED STATEMENTS OF CASH FLOWS                                            F-4
          For the Six Months Ended June 30, 1995 and 1994


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-5 - F-10


   ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                    (Note 2)


                                                                                       At                  At
                                                                                  June 30, 1996       Dec. 31, 1995
                                                                                  ------------        ------------
                                                                                   (Unaudited)
CURRENT ASSETS
  Cash                                                                            $     10,423        $      4,703
  Prepaid expenses                                                                       4,854              10,353
  Advances to officer                                                                    1,341               1,341
                                                                                  ------------        ------------
    TOTAL CURRENT ASSETS                                                                16,618              16,397
PROPERTY AND EQUIPMENT - At cost, net of accumulated
  Depreciation                                                                         272,205             213,887
INTANGIBLE ASSETS, Net of accumulated amortization                                      80,637              83,203
OTHER ASSETS                                                                             4,015               4,015
                                                                                  ------------        ------------

    TOTAL ASSETS                                                                  $    373,475        $    317,502
                                                                                  ============        ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY




CURRENT LIABILITIES
  Accounts payable                                                                $    581,672        $    533,527
  Accrued expenses                                                                     590,175             288,654
  Due to stockholders                                                                  199,350             199,350
  Notes payable (Note 3)                                                             2,465,527           2,404,524
                                                                                  ------------        ------------
    TOTAL CURRENT LIABILITIES                                                        3,836,724           3,426,055
                                                                                  ------------        ------------
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Note 4)
STOCKHOLDERS' DEFICIENCY:
  Preferred stock - par value $.01 per share; 1,000,000 shares authorized;
    1,000,000 and -0- shares issued and outstanding as of June 30, 1996 and
    December 31, 1995, respectively                                                     10,000                  --
  Common stock - par value $.01 per share; 50,000,000
    shares authorized; 20,428,637 shares issued and
    outstanding as of June 30, 1996 and December 31, 1995                              204,287             204,287
  Additional paid-in capital                                                         8,481,737           8,291,736
  Accumulated deficit                                                              (11,862,839)        (11,108,832)
  Unearned compensation and financing charges                                         (270,000)           (478,450)
  Notes receivable from stockholders                                                   (26,434)            (17,294)
                                                                                  ------------        ------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                                  (3,463,249)         (3,108,553)
                                                                                  ------------        ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $    373,475        $    317,502
                                                                                  ============        ============


See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                 1996                1995
                                            ------------        ------------
REVENUE                                     $         --        $         --
                                            ------------        ------------

OPERATING EXPENSES
  Research and development                        14,580             255,896
  General and administrative                     397,586             425,617
  Compensatory element of stock
    Options                                      180,000                  --
                                            ------------        ------------

      TOTAL OPERATING EXPENSES                   592,166             681,513
                                            ------------        ------------

OPERATING LOSS                                  (592,166)           (681,513)
                                            ------------        ------------

OTHER INCOME (EXPENSE)
  Other income                                        --               1,050
  Financing costs                                (28,450)           (104,260)
  Interest expense                              (133,391)            (55,875)
                                            ------------        ------------

      TOTAL OTHER EXPENSE                       (161,841)           (159,085)
                                            ------------        ------------

NET LOSS                                    $   (754,007)       $   (840,598)
                                            ============        ============

PER SHARE DATA:

NET LOSS PER COMMON SHARE                   $       (.03)       $       (.05)
                                            ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON STOCK EQUIVALENTS
  OUTSTANDING                                 25,799,309          17,670,617
                                            ============        ============


See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                1996                1995
                                            ------------        ------------
REVENUE                                     $         --        $         --
                                            ------------        ------------

OPERATING EXPENSES
  Research and development                         2,371             106,965
  General and administrative                     172,530             249,384
  Compensatory element of stock
    Options                                       90,000                  --
                                            ------------        ------------

      TOTAL OPERATING EXPENSES                   264,901             356,349
                                            ------------        ------------

OPERATING LOSS                                  (264,901)           (356,349)
                                            ------------        ------------

OTHER INCOME (EXPENSE)
  Other income                                        --               1,050
  Financing costs                                     --             (64,560)
  Interest expense                               (69,281)            (37,625)
                                            ------------        ------------

      TOTAL OTHER EXPENSE                        (69,281)           (101,135)
                                            ------------        ------------

NET LOSS                                    $   (334,182)       $   (457,484)
                                            ============        ============

PER SHARE DATA:

NET LOSS PER COMMON SHARE                   $       (.01)       $       (.03)
                                            ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON STOCK EQUIVALENTS
  OUTSTANDING                                 25,799,309          17,751,867
                                            ============        ============


See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                        1996             1995
                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(754,007)       $(840,598)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                       8,482            8,527
      Amortization of deferred finance costs             28,450          104,260
      Compensatory element of stock options             180,000               --
      Accrued interest                                   95,665           55,875
                                                      ---------        ---------
        Sub-total                                      (441,410)        (671,936)
    Cash Provided By (Used In) the Change in
      assets and liabilities:
        Decrease in prepaid expenses                      5,499            6,779
        Increase in other deferred costs                     --          (43,000)
        Increase in accounts payable                     48,146          116,599
        Increase (decrease) in accrued expenses         205,856          (18,584)
        Increase in due to shareholders                      --           12,650
                                                      ---------        ---------
          NET CASH USED IN OPERATING ACTIVITIES        (181,909)        (597,492)
                                                      ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (64,234)         (82,734)
  Cost of patents                                            --          (23,230)
                                                      ---------        ---------
          NET CASH USED IN INVESTING ACTIVITIES         (64,234)        (105,964)
                                                      ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan repayments                                       (28,747)              --
  Loan proceeds                                         289,750          900,000
  Increase in notes receivable from
    stockholders                                         (9,140)              --
  Deferred financing costs                                   --          (88,809)
                                                      ---------        ---------
          NET CASH PROVIDED BY FINANCING
            ACTIVITIES                                  251,863          811,191
                                                      ---------        ---------
INCREASE IN CASH                                          5,720          107,735
CASH - BEGINNING                                          4,703           13,864
                                                      ---------        ---------
CASH - ENDING                                         $  10,423        $ 121,599
                                                      =========        =========


See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1996

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

             In the opinion of Company management, the accompanying unaudited consolidated financial statements and related notes included thereto contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly its financial position as of June 30, 1996, the results of its operations for the six months and three months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

NOTE  2 -    GOING CONCERN

             The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the year ended December 31, 1995, the Company incurred a net loss of $4,147,782 and, as of that date, had a stockholders' deficiency and a working capital deficiency of $3,108,553 and $3,409,658, respectively. The Company had a net loss of $754,007 for the six months ended June 30, 1996. The Company is also in default on a significant number of loan agreements which total approximately $1,475,000 in principal and interest as of December 31, 1995 and is in arrears with substantially all of its other payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, that it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

             The Company is exploring additional sources of working capital including private borrowings, sales of its securities, joint ventures and licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 1996 and 1997. During 1996, the Company's proceeds from all financing activities amounted to $428,250, of which $289,750 was received as of June 30, 1996.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1996



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

NOTE 3 -     CAPITALIZATION

             Borrowings Under Convertible Notes Payable

             During 1996, the Company has borrowed $228,250, of which $89,750 was received as of June 30, 1996, in one year promissory notes bearing interest at 10% per annum. $77,250 of the notes and related accrued interest are convertible into common stock at 50% of the asked market price at any time, with automatic conversion upon the effectiveness of the Registration Statement under the Securities Act of 1933. The remaining $151,000 of the notes and related accrued interest are convertible into common stock at prices ranging from $0.10 - $0.22 per share of debt.

             Issuance of Preferred Stock

             During the first quarter of 1996, the Company borrowed $200,000 pursuant to a one-year promissory note that was satisfied by issuance of 1,000,000 shares of preferred stock. Such stock is automatically convertible into 2,000,000 shares of common stock on or prior to the due date of the note. The board of directors issued a resolution granting each share of preferred stock three votes and assigned such voting rights to one of the Company's officers.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1996

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

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1996



NOTE  4 -    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

                  subject to the internal audit and who the Company has previously demanded that he surrender stock for cancellation, Adrian Joseph, the Company's former chairman and president, has initiated a judicial action in the Superior Court of California, County of San Diego, seeking a declaration of his rights in and to Orbit stock. The Company has sought to cancel all stock held, possessed or controlled by Mr. Joseph either in his individual capacity, his family or corporations. The Company and current management prevailed in that action as the court denied the challenge of Joseph. Although Joseph's stock was not cancelled, the court prevented Joseph from interfering with the business of the Company for a period of one year or the length of any action brought by the parties.

             c) Emerson v. Orbit Technologies, Inc. et al.. Plaintiff claims that Richard A. Wall, a former officer of Orbit, caused restricted stock to be issued to her without disclosing the restriction. Emerson seeks damages of approximately $125,000. Orbit is named as the issuing corporation. Plaintiff failed to timely serve Wall and he has been dismissed in the main action. No discovery has yet been conducted and, thus, it is impossible to estimate the chances of success. However, since Orbit received no consideration for the stock, the Company counsel believes there are strong affirmative defenses to Emerson's claims. Orbit intends to vigorously defend and pursue all claims in this action.


             d) Orbit Technologies, Inc. v. First Liberty Investment Group, Inc. ("First Liberty"). This is an action to recover investment banking fees paid to the defendant by Orbit. A settlement was reached in March of 1997, whereby First Liberty agreed to pay Orbit $15,000 in full settlement of all obligations.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1996



NOTE  4 -    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

             e) Joseph v. Orbit Technologies, Inc.. Adrian Joseph, Orbit former CEO, President and Chairman, filed an action for declaratory relief seeking to validate his stock holdings in Orbit. Orbit has cross-claimed against Joseph and Tatum C.Singletary, another former officer, seeking to invalidate their stock and to recover millions of dollars earned by said individuals from the sale of Orbit stock. If Orbit is unsuccessful, and the disputed stock is validated, the Company counsel believes that it should not result in any monetary award against Orbit. An adverse outcome merely affects the debt/equity structure of the Company. The Company intends to vigorously pursue this action. The trial is to begin September 29, 1997.

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


             g) Benveniste, et. al. vs. Orbit and Its Officers. The action was filed on March 6, 1997 in the Los Angeles Superior Court. The action is to collect principal, interest and other fees and damages relating to various promissory notes executed between the plaintiffs and Orbit during 1995 aggregating $600,000 and loans made during 1991 aggregating $197,000.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1996



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

                  Management contends that all of the debt and related fees and shares of common stock are properly reflected on Orbit's books as of December 31, 1995. The Company's records reflect that the debt related to the 1991 loans of $191,000 and related accrued interest was converted into 226,550 common shares of Orbit in 1993. Management also contends that there was no oral agreement to reduce the exercise and conversion prices of certain financial instruments. Further, management contends that there were no violations of securities laws that no misrepresentations were made to plaintiffs and all other complaints are without merit.

                  Management has attempted to restructure these loan agreements and has been unsuccessful to date.