Form 10QSB
period 1996-09-30
ORBIT TECHNOLOGIES INC /DE/
filed 1998-03-03
CIK 937814

                                   FORM 10-QSB


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1996


                ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
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



                                 (760) 930-8944
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---


The number of outstanding shares of the registrant's only class of common stock as of September 30, 1996: 23,519,204.



        Transitional Small Business Disclosure Format: Yes       No X
                                                          ---      ---

INTRODUCTION. The Company is filing this periodic report after the due date that is prescribed by current regulations. Information presented is as of September 30, 1996, unless otherwise specifically indicated to the contrary. Despite the foregoing, this report is not intended to cover all matters and events to the date of filing this report.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. (See accompanying Financial Report for the period ended September 30, 1996.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

        Since its incorporation in 1985, the Company has engaged in the, research, development, acquisition and licensing of technologies. Initially, the Company concentrated its efforts in the areas of coating technologies and new materials technologies. The Company is currently focused on two technologies that may provide the greatest potential in the short term for commercialization and to generate a revenue stream. Once commercialization has been proven, it is the intent of the Company to define specific, discrete product lines for each application and develop multiple market applications.

        The Company's business plan is to focus on specific technologies discussed herein for multiple market applications and then possibly license each to an unaffiliated entity which will engage in manufacturing, marketing, joint venture and sub-licensing strategies with respect to each technology or application thereof as best suits each technology. Recently, the Company has entered into an agreement to exploit one of the technologies, although no assurances can be given that such technology can be successfully marketed as contemplated by such letter of intent.

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

Results of Operations

Nine Months Ended September 30, 1996 vs. 1995. The Company had revenues of $ -0-for the three months ended September 30, 1996 and 1995, respectively. General and administrative expenses decreased from $899,877 in the first nine months of 1995 to $581,202 in the first nine months of 1996 as a result of reduction in overhead. For the three months ended September 30, 1996, general and administrative expenses were $183,616 compared to $474,260 in the three months ended September 30, 1995. The Company is focusing on the commercialization of its technologies. Research and development expenses decreased in the nine months ended September 30, 1996 to $14,602 from $368,399 in 1995 as the Company continued to refine its technologies. Research and development expenses were reduced significantly to $22 as compared with $112,503 for the three months ended September 30, 1996 and 1995, respectively. Compensatory element of stock options in the three months ended September 30, 1996 decreased to $90,000 from $1,578,686 in 1995.

        For the nine months ending September 30, 1996 and 1995, the Company incurred operating losses of $865,804 and $2,846,962, respectively. Such losses were $273,638 and $2,165,449 for the three months ended September 30, 1996 and 1995, respectively. Such operating losses have decreased since the development of the technologies, including administrative expenses and interest and the compensatory element of stock options issued.

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

Liquidity and Capital Resources

        At September 30, 1996, the Company had a stockholders' deficiency and a working capital deficit of $3,705,528 and $4,100,532, respectively. The Company had a ratio of liabilities to tangible assets of 10 to 1 as of September 30, 1996. The Company is also in default on notes that total $2,579,410 in principal and interest as of September 30, 1996.

        The Company will require additional financing. No assurance can be given that additional financing be obtained, or if obtainable, that the terms will be satisfactory to the Company. The Company has limited working capital. In order to finance its proposed business, the Company will need to obtain additional financing.

        The Company is exploring additional sources of working capital including borrowing, sales of securities, joint ventures and the licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 1996. During 1996, the Company has borrowed $228,250, of which $207,250 was received as of September 30, 1996, in one year promissory notes bearing interest at the rate of 10% per annum. Further, the Company is in discussions with certain investment bankers about offerings to raise additional capital. No assurance can be given that the Company can successfully obtain any working capital or complete any proposed offerings or if obtained, that such funding will not cause a dilution to shareholders of the Company.

        The Company is exploring ways to reduce its existing liabilities including exchanging some of such liabilities with affiliates and others for shares of its Common Stock. No assurance can be given that such efforts will be successful.

        The Company does not expect to make any significant capital purchase in 1996, except for TiTRODE and Ceramic Silicone Foam (CSF).

        To date, the Company has funded its operations from the private sales of Common Stock or notes (most of which have been converted into Common Stock). Such sales have been able to fund only minimal operations and technological developments. Development and exploitation of technologies have been delayed by lack of adequate funding.

        The Company has been awarded small R & D contracts based on initial positive results of tests by the Idaho National Engineering Laboratory (INEL) for use of Orbit's Ceramic Silicon Foam (CSF) material for stabilizing radioactive calcine waste. Orbit has made additional proposals for continue evaluation of CSF for use at INEL and believes those proposals will continue to receive positive consideration for future contracts.

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

        In November 1996, the Company signed a Teaming Agreement with Ecology and Environment, Inc. (International Specialists in the Environment), for the sole purpose of identifying and pursuing mutually agreeable business opportunities within the U. S. Departments of Energy and Defense, and other federal and state government agencies and private sectors where the environmental application of the CSF technology is possible. Identification and pursuit of business opportunities includes technology development (i. e., both system design and application identification and construction), sales and client development efforts, the bid/proposal process, and the contract negotiation process regarding awarded projects.

        In May 1997, the Company was awarded a contract by Lockheed Martin Idaho Technologies Company to test and evaluate Orbit's proprietary Ceramic Silicon Foam (CSF) as a stabilizing media for sodium and nitrate salts which include chromium, from the Idaho National Engineering and Environmental Laboratory `s (INEEL) Radioactive Waste Management Complex (RWMC). Subcontractors under the contract to Orbit are the University of Akron's Microscale Physiochemical Engineering Center, Department of Civil Engineering and Pierpoint Environmental Management Services.

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

Other Matters.

        In October 1995, the Company commenced an internal audit of its books and records to examine its debt and equity structure. In February 1996, preliminary findings of the internal audit suggested that substantial irregularities existed in the books, records and affairs of the company at the direction and behest of former Directors and Officers of the company. This resulted in a request made by the Company upon certain individuals, including former Directors and Officers of the Company, to surrender stock issued to and held by them for purposes of cancellation. One of the individuals subject to the internal audit and a request to surrender stock for cancellation, Adrian Joseph initiated a judicial action in the Superior Court of California, County of San Diego seeking a declaration of his rights in and to Orbit stock. In that action, the Company sought to cancel all stock held, possessed or controlled by Mr. Joseph either in his individual capacity, his family or corporations. The Company and current management prevailed in that action as the court denied the challenge of Joseph. Although Joseph's stock was not cancelled, the court prevented Joseph from interfering with the business of the company for a period of one year or the length of any action brought by the parties.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. See Part II, Item 6. Exhibits and Reports on Form
        8-K.

        In the wake of the Company's demand to surrender stock to the Company for cancellation, Mr. Joseph initiated a second action, Joseph v. Orbit Technologies Inc., in the Superior Court of California, County of San Diego, Case No. 701380 on June 27, 1996. Mr. Joseph sought money damages for the Company's refusal to acknowledge the validity of his claims to Company stock. Alternately, Mr. Joseph sought return of consideration he allegedly provided the Company for stock. The Company has filed a Cross Complaint against Messrs. Joseph, Singletary, and their affiliates, to cancel all Company stock claimed to be owned by them, their affiliates, and to recover money damages for fraud, breach of fiduciary duties and negligence. The trial began on September 29, 1997, and resulted in a judgment by which the San Diego Superior Court cancelled all the shares of Orbit stock previously claimed by Messrs. Joseph, his family and his Bahamian corporation, Mikimak, Ltd. and past president and director Tatum C. Singletary.

        Jeffer, Mangels, Butler & Marmaro, LLP v. Orbit Technologies, Inc. Action filed in Los Angeles Superior Court, on September 17, 1996, Case No. BS 041 354, by former attorneys of Orbit to recover attorney fees. Orbit stipulated to arbitration of fee dispute and entry of an interim arbitration award in the amount of approximately $110,000, subject to any defenses, offsets or claims, which Orbit asserted in the form of a legal malpractice claim. The company's legal malpractice action was denied as a result of the retainer agreement signed by Mr. Joseph in his capacity when he was with the Company. Mr. Joseph was a personal client of Jeffer, Mangels, Butler & Marmaro prior to Orbit's involvement with the firm. Orbit declined to participate in the arbitration and appealed the Judgment.

ITEM 2. CHANGES IN SECURITIES. During November 1996 and February 1997, the Company and certain of its debt holders agreed to convert principal of $1,142,000 and related accrued interest of $129,000 into 6,590,595 shares of common stock. The convertible notes were issued in reliance on the exemptions provided by Sec. 4(2) and Regulation D and/or Regulation D of the Securities Act of 1933. Also see Notes to Consolidated Financial Statements, Note 3.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)           LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

                      (1)    Financial Statements.

                      (2)    Exhibits -- See (C) below.

        (b)           REPORTS ON FORM 8-K.  None.

        (c)   EXHIBITS

        Exhibit
        Number        Exhibit

        1.      Amended and Restated Bylaws. (1)
        2.      Restated Certificate of Incorporation (as amended). (1)
        3. Consolidated Statement of Operations for the years ended December 31, 1994, 1993, and 1992. (1)
        4. Consolidated Statement of Shareholder Equity for the years ended December 1994, 1993, and 1992. (1)
        5. Consolidated Statement of Cash Flows for the years ended December 1994, 1993, and 1992. (1)
        6.      Notes to Consolidated Financial Statements. (1)
        7.      Unaudited Interim Financial Statements. (1)
        8. Consolidated Balance Sheets at September 30, 1995 (unaudited) and December 31, 1994. (1)
        9. Consolidated Statement of Operation for the nine months ended September 30, 1995 and 1994 (unaudited). (1)
        10.     Notes to Consolidated Financial Statements (unaudited). (1)
        11.     Form of Indemnification Agreement. (1)
        12.     Agreement with Ukraine. (1)
        13.     1995 Stock Option Plan and Form S-8 Registration Statement. (1)*
        14.     Research Agreement with UCLA. (1)
        15.     License Agreement with UCLA. (1)
        16.     Computation of Earnings Per Share. (1)
        17. Consolidated Balance Sheets at March 31, 1996 and December 31, 1995. (2)
        18. Consolidated Statements of Operations for the Six Months Ended March 31, 1996 and 1995. (2)
        19. Consolidated Statements of Operations for the Three Months Ended March 31, 1995 and 1994. (2)
        20. Consolidated Statement of Cash Flows for the Six Months Ended March 31, 1996 and 1995. (2)
        21. Notes to Consolidated Financial Statements for the Period Ended March 31, 1996. (2)
        22. Consolidated Balance Sheets at June 30, 1996 and December 31, 1995. (3)
        23. Consolidated Statements of Operations for the Six Months Ended June 30, 1996 and 1995. (3)
        24. Consolidated Statements of Operations for the Three Months Ended June 30, 1995 and 1994. (3)
        25. Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1996 and 1995. (3)
        26. Notes to Consolidated Financial Statements for the Period Ended June 30, 1996. (3)

*Management Compensation Plan

Note: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

(1) Previously filed as part of the Form 10 filed in May 1995 and which are hereby incorporated by reference.
(2) Previously filed as part of the Form 10-QSB for the Period Ending March 31, 1996.
(3) Previously filed as part of the Form 10-QSB for the Period Ending June 30, 1996.

Note: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

*Management Compensation Plan

(1) Previously filed as part of the Form-10 filed in May 1995, Form 10-KSB for 1995, Forms 10-QSB for the periods ending March 30, 1996 and June 30, 1996 which are hereby incorporated by reference.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORBIT TECHNOLOGIES INC.
      Registrant



Date: February 26, 1998               By: /s/ JAMES B. LAHEY
     -----------------------             -------------------------------------
                                         James B. Lahey, Chief Executive Officer
                                         Chairman of the Board of Directors




Date: 02-27-98                        By: /s/ JAMES A. GIANSIRACUSA
     -----------------------             -------------------------------------
                                         James A. Giansiracusa, Secretary/Chief
                                         Financial Officer

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES


                                FINANCIAL REPORT


                               SEPTEMBER 30, 1996

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                               SEPTEMBER 30, 1996




PART I  -  FINANCIAL INFORMATION

   ITEM 1  -  FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS                                          F-1
          At September 30, 1996 and December 31, 1995


      CONSOLIDATED STATEMENTS OF OPERATIONS                                F-2
          For the Nine Months Ended September 30, 1996 and 1995


      CONSOLIDATED STATEMENTS OF OPERATIONS                                F-3
          For the Three Months Ended September 30, 1996 and 1995


      CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-4
          For the Nine Months Ended September 30, 1996 and 1995


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-5 - F-10


   ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                    (Note 2)

                                                                    At                   At
                                                              Sept.30, 1996        Dec. 31, 1995
                                                              -------------        -------------
                                                               (Unaudited)
CURRENT ASSETS
  Cash                                                        $      53,355        $       4,703
  Prepaid expenses                                                    4,391               10,353
  Advances to officer                                                 1,341                1,341
                                                              -------------        -------------
    TOTAL CURRENT ASSETS                                             59,087               16,397
PROPERTY AND EQUIPMENT - At cost, net of accumulated
  Depreciation                                                      310,334              213,887
INTANGIBLE ASSETS, Net of accumulated amortization                   79,354               83,203
OTHER ASSETS                                                          5,316                4,015
                                                              -------------        -------------
    TOTAL ASSETS                                              $     454,091        $     317,502
                                                              =============        =============

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                            $     633,957        $     533,527
  Accrued expenses                                                  746,902              288,654
  Due to stockholders                                               199,350              199,350
  Notes payable (Note 3)                                          2,579,410            2,404,524
                                                              -------------        -------------
    TOTAL CURRENT LIABILITIES                                     4,159,619            3,426,055
                                                              -------------        -------------
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Note 4)
STOCKHOLDERS' DEFICIENCY:
  Preferred stock - par value $.01 per share; 1,000,000
     shares authorized; 1,000,000 and -0- shares issued
     and outstanding as of September 30, 1996 and
     December 31, 1995, respectively                                 10,000                 --
  Common stock - par value $.01 per share; 50,000,000
     shares authorized; 20,428,637 shares issued and
     outstanding as of September 30, 1996 and
   December 31, 1995                                                204,287              204,287
Additional paid-in capital                                        8,481,737            8,291,736
Accumulated deficit                                             (12,210,618)         (11,108,832)
Unearned compensation and financing charges                        (180,000)            (478,450)
Notes receivable from stockholders                                  (10,934)             (17,294)
                                                              -------------        -------------
  TOTAL STOCKHOLDERS' DEFICIENCY                                 (3,705,528)          (3,108,553)
                                                              -------------        -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $     454,091        $     317,502
                                                              =============        =============


                See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                1996                1995
                                            ------------        ------------
REVENUE                                     $         --        $         --
                                            ------------        ------------

OPERATING EXPENSES
  Research and development                        14,602             368,399
  General and administrative                     581,202             899,877
  Compensatory element of stock
    options                                      270,000           1,578,686
                                            ------------        ------------

      TOTAL OPERATING EXPENSES                   865,804           2,846,962
                                            ------------        ------------

OPERATING LOSS                                  (865,804)         (2,846,962)
                                            ------------        ------------

OTHER INCOME (EXPENSE)
  Other income                                        --               1,200
  Financing costs                                (28,450)           (168,820)
  Interest expense                              (207,532)           (105,822)
                                            ------------        ------------

      TOTAL OTHER EXPENSE                       (235,982)           (273,442)
                                            ------------        ------------

NET LOSS                                    $ (1,101,786)       $ (3,120,404)
                                            ============        ============

PER SHARE DATA:

NET LOSS PER COMMON SHARE                   $       (.04)       $       (.17)
                                            ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON STOCK EQUIVALENTS
  OUTSTANDING                                 25,799,309          18,865,664
                                            ============        ============



                See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                1996                1995
                                            ------------        ------------
REVENUE                                     $         --        $         --
                                            ------------        ------------

OPERATING EXPENSES
  Research and development                            22             112,503
  General and administrative                     183,616             474,260
  Compensatory element of stock
    options                                       90,000           1,578,686
                                            ------------        ------------

      TOTAL OPERATING EXPENSES                   273,638           2,165,449
                                            ------------        ------------

OPERATING LOSS                                  (273,638)         (2,165,449)
                                            ------------        ------------

OTHER INCOME (EXPENSE)
  Other income                                        --                 150
  Financing costs                                     --             (64,560)
  Interest expense                               (74,141)            (49,947)
                                            ------------        ------------

      TOTAL OTHER EXPENSE                        (74,141)           (114,357)
                                            ------------        ------------

NET LOSS                                    $   (347,779)       $ (2,279,806)
                                            ============        ============

PER SHARE DATA:

NET LOSS PER COMMON SHARE                   $       (.01)       $       (.12)
                                            ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON STOCK EQUIVALENTS
  OUTSTANDING                                 25,799,309          18,996,869
                                            ============        ============



                See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                          1996               1995
                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(1,101,786)       $(3,120,404)
  Adjustments to reconcile net loss to net cash
    Used in operating activities:
      Depreciation and amortization                        12,723             12,792
      Amortization of deferred finance costs               28,450            168,820
      Compensatory element of stock options               270,000          1,578,686
      Accrued interest                                    164,483            105,719
                                                      -----------        -----------
        Sub-total                                        (626,130)        (1,254,387)
    Cash Provided By (Used In) the Change in
      Assets and liabilities:
        Decrease (increase) in prepaid expenses             5,962            (12,613)
        Increase in other assets                           (1,301)              --
        Increase in accounts payable                      100,430            265,583
        Increase (decrease) in accrued expenses           293,765            (52,599)
        Decrease in due to shareholders                      --              (17,350)
                                                      -----------        -----------
          NET CASH USED IN OPERATING ACTIVITIES          (227,274)        (1,071,366)
                                                      -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (105,320)          (125,684)
  Cost of patents                                            --              (42,052)
                                                      -----------        -----------
          NET CASH USED IN INVESTING ACTIVITIES          (105,320)          (167,736)
                                                      -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan repayments                                         (32,364)              --
  Loan proceeds                                           407,250          1,590,000
  Repayment of notes receivable from
    stockholders                                            6,360               --
  Deferred financing costs                                   --             (131,692)
                                                      -----------        -----------
          NET CASH PROVIDED BY FINANCING
            ACTIVITIES                                    381,246          1,458,308
                                                      -----------        -----------
INCREASE IN CASH                                           48,652            219,206
CASH - BEGINNING                                            4,703             13,864
                                                      -----------        -----------
CASH - ENDING                                         $    53,355        $   233,070
                                                      ===========        ===========



                See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1996



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

             In the opinion of Company management, the accompanying unaudited consolidated financial statements and related notes included thereto contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly its financial position as of September 30, 1996, the results of its operations for the nine months and three months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

NOTE  2 -    GOING CONCERN

             The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the year ended December 31, 1995, the Company incurred a net loss of $4,147,782 and, as of that date, had a stockholders' deficiency and a working capital deficiency of $3,108,553 and $3,409,658, respectively. The Company had a net loss of $1,101,786 for the nine months ended September 30, 1996. The Company is also in default on a significant number of loan agreements which total approximately $1,475,000 in principal and interest as of December 31, 1995 and is in arrears with substantially all of its other payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

             The Company is exploring additional sources of working capital including private borrowings, sales of its securities, joint ventures and licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 1996 and 1997. During 1996, the Company's proceeds from all financing activities amounted to $428,250, of which $407,250 was received as of September 30, 1996.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1996



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

NOTE 3 -     CAPITALIZATION

             Borrowings Under Convertible Notes Payable

             During 1996, the Company has borrowed $228,250, of which $207,250 was received as of September 30, 1996, in one year promissory notes bearing interest at 10% per annum. $77,250 of the notes and related accrued interest are convertible into common stock at 50% of the asked market price at any time, with automatic conversion upon the effectiveness of the Registration Statement under the Securities Act of 1933. The remaining $151,000 of the notes and related accrued interest are convertible into common stock at prices ranging from $0.10 - $0.22 per share of debt.

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

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1996



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

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1996



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

             c) Emerson v. Orbit Technologies, Inc. et al. Plaintiff claims that Richard A. Wall, a former officer of Orbit, caused restricted stock to be issued to her without disclosing the restriction. Emerson seeks damages of approximately $125,000. Orbit is named as the issuing corporation. Plaintiff failed to timely serve Wall and he has been dismissed in the main action. No discovery has yet been conducted and, thus, it is impossible to estimate the chances of success. However, since Orbit received no consideration for the stock, the Company counsel believes there are strong affirmative defenses to Emerson's claims. Orbit intend to vigorously defend and pursue all claims in this action.


             d) Orbit Technologies, Inc. v. First Liberty Investment Group, Inc. ("First Liberty"). This is an action to recover investment banking fees paid to the defendant by Orbit. A settlement was reached in March of 1997, whereby First Liberty agreed to pay Orbit $15,000 in full settlement of all obligations.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1996



NOTE  4 -    COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

             e) Joseph v. Orbit Technologies, Inc. Adrian Joseph, Orbit former CEO, President and Chairman, filed an action for declaratory relief seeking to validate his stock holdings in Orbit. Orbit has cross-claimed against Joseph and Tatum Singletary, another former officer, seeking to invalidate their stock and to recover millions of dollars earned by said individuals from the sale of Orbit stock. If Orbit is unsuccessful, and the disputed stock is validated, the Company counsel believes that it should not result in any monetary award against Orbit. An adverse outcome merely affects the debt/equity structure of the Company. The Company intends to vigorously pursue this action.

             f) Jeffer, Mangels, Butler & Marmaro, LLP v. Orbit Technologies, Inc. Action by former attorneys of Orbit to compel arbitration to recover attorney fees. Orbit stipulated to arbitration of fee dispute and stipulated to entry of interim arbitration award in the amount of approximately $110,000, subject to any defenses, offsets or claims, which Orbit is asserting by way of a separate legal malpractice action.

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

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1996



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