Form 10KSB40
period 1996-12-31
ORBIT TECHNOLOGIES INC /DE/
filed 1998-03-03
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 1996

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For transition period from __________ to _______________


                        Commission File Number: 0-25548


                            ORBIT TECHNOLOGIES INC.
                 (Name of small business issuer in its charter)


              Delaware                                     84-100269
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                    Identification No.)


                                Palomar Triad One
                      2011 Palomar Airport Road, Suite 100
                           Carlsbad, California 92009
                    (Address of principal executive offices)


        Registrant's telephone number, including area code: 760/930-8944 Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                           Common Stock, no par value
                                (Title of class)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.      Yes  ____   No   X

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.       X

         Issuer's revenues for the year ended December 31, 1996 were $ -0-.

         On December 31, 1996, the aggregate market value of the voting stock held by non-affiliated totaled approximately $5,075,757 based on the closing stock price as reported by The OTC-BB of the NASDAQ Stock Market.

         At December 31,1996, 29,405,904 shares of Common Stock were outstanding.

         Transitional Small Business Disclosure Format: Yes    No   X
                                                           ----  ----

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

The Company is filing this periodic report after the due date that is prescribed by current regulations. Information presented is as of December 31, 1996, unless otherwise specifically indicated to the contrary. Despite the foregoing, this report is not intended to cover all matters and events to the date of filing this report.

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Exhibit 99 and elsewhere in this Form 10-KSB. The following summary is qualified in its entirety by the more detailed information and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-KSB.

General

Orbit Technologies, Inc. (the "Company" or "Orbit") was incorporated under the laws of the state of Delaware in 1985. The Company's mandate is to develop base technologies into commercially viable products, which are licensed or sold to affiliated and/or unaffiliated entities that are responsible for the production and marketing of such products. The technologies described herein are undergoing certain feasibility studies and testing, and none has proved commercially feasible, except for the TiTRODE type electrodes.

The Company is the owner of various patents pending and issued related to a number of core technologies. The Company intends to file patents to cover new technologies it develops or acquires and to cover improvements to existing patents.

The Company also retains independent engineers, research consultants, institutes, independent business entities, and other technical and business consultants as needed to develop and analyze technologies. The Company is focusing on two technologies which it believes have potential to yield commercially viable products. The Company may license each technology or specific application.

The Company or its licensee must, with regard to each technology, after examination and testing, determine whether the technology may be commercially viable. At that time, the Company or the licensee must develop a plan to exploit such technology. Such plan may require the raising of additional funds to exploit the technology, including the establishment of a marketing organization to sell such technology. Alternatively, the Company or the licensee may subcontract the manufacturing, or enter into a joint venture with existing companies that have manufacturing or marketing capabilities or further license the technologies to companies that have such capabilities. Upon further licensing, the Company or the licensee may receive royalty payments. Any technology may also be sold outright with or without future payments based on sales. Therefore, each technology that may be commercially viable might be exploited in a different manner and no assurances can be given as to how or whether such technology may be successfully exploited. To the extent that the Company seeks to internally exploit any technology, the Company may require substantial additional capital. There can be no assurance that such additional capital may be raised or that the terms of such capital may not result in substantial dilution to the shareholders of the Company.

Ceramic Silicone Foam

The Company has acquired and is developing the technology to produce a non-flammable, non-toxic foam material known as "Ceramic Silicone Foam" ("CSF"). CSF possesses the familiar nature of standard foams manufactured by others and may be used in myriad products from household goods to space craft seating, but differs in that it remains intact above the melting point of many metals. This characteristic affords CSF the possibility of becoming the product of specification wherever flammability is a concern, such as in aircraft, public ground transportation and health care and penal institutions. CSF also has the potential to be effective as a sound suppresser and in toxic waste containment environments. Examples of applications, which take advantage of these qualities, include sound suppression and flame resistance under automobile hoods and side body panels. Patents are pending for this technology and no CSF has been sold to date.

Additional testing will be required on CSF to determine its fire retardance, anti-flammability, non-toxicity, physical resiliency, thermal resistance, thermal insulation properties, tensile strength and resistance to atmospheric decay.

In May 1996, the Company was awarded a contract to participate in the Department of Energy's Landfill Stabilization Project to evaluate materials for treating existing hazardous waste at the Idaho National Engineering Laboratory's Subsurface Disposal Areas. These landfill sites are composed of a variety of mixed waste materials including radioactive waste. Several different materials have been selected for testing and Orbit was awarded a category sole source contract to test and evaluate its CSF. The contract provides for initial bench testing with options that can be exercised for more extensive field-testing.

In November 1996, the Company signed a Teaming Agreement with Ecology and Environment, Inc. (International Specialists in the Environment), for the sole purpose of identifying and pursuing mutually agreeable business opportunities within the U. S. Departments of Energy and Defense, and other federal and state government agencies and the private sector where the environmental application of the CSF technology is possible. Identification and pursuit of business opportunities includes technology development (i. e. both system design and application identification and construction), sales and client development efforts, the bid/proposal process, and the contract negotiation process regarding awarded projects.

In May 1997, the Company was awarded a subcontract by Lockheed Martin Idaho Technologies Company to test and evaluate Orbit's CSF as a stabilizing media for sodium and nitrate salts which include chromium, as part of the contract awarded by the Idaho National Engineering and Environmental Laboratory's (INEEL) Radioactive Waste Management Complex (RWMC). Subcontractors under the contract to Orbit are the University of Akron's Microscale Physiochemical Engineering Center, Department of Civil Engineering and Pierpoint Environmental Management Services.

In August 1997, Lockheed Martin expanded the initial subcontract to include two additional nitrate-type surrogate waste materials containing cadmium and an organic solvent.

In September 1997, Orbit Technologies, Inc., Ecology and Environmental, Inc., and The University of Akron submitted a proposal entitled "Low- activity Waste Stabilization using Ceramic Silicon Foam (CSF)" to the Department of Energy - Idaho Operations Office.

Nuclear/Toxic Waste Containment Technology

The Company's nuclear waste containment technology has proven effective in a laboratory setting in containing nuclear waste and radioactive particles. The Company uses CSF as a base material to create a unique compound through the addition of certain proprietary materials. The final CSF material is specially designed and formulated to be application specific based on the required performance factors.

In 1994, the Company engaged the Kurchatov Institute for Nuclear Physics in Moscow, Russia to conduct a six stage study involving the determination of structural peculiarities, component distribution, radioactive absorption elements, the influence of temperature, pressure and the investigation of resistance in corrosion active mediums. Additional factors in the study included the impact of internal alpha and gamma radiation, and the manner in which liquid and solid radioactive wastes are encapsulated in the CSF matrix.

At that time, the Chairman of the State Committee on Atomic Energy of Ukraine agreed to a two pronged testing protocol for the Chernobyl problem: (1) to continue laboratory testing on the basis of the Kurchatov Institute's recommendations called for under the "Implementation Program", and (2) on-site technological testing at the Chernobyl site. If the Company's CSF is chosen as the material of choice, the Ukraine may pay the Company a license fee concurrently with the execution of any such license. The subsequent test and evaluation phases required additional funding. Adequate funding has not been available for the follow-on test and evaluation. No assurances can be given that the necessary funding can be obtained or that further testing will prove successful or any such license will be consummated or any license fee paid.

Successful completion of these tests, in whole or in part, could permit the Company to pursue contracts for the encapsulation and disposal of significant quantities of high, medium and low levels of nuclear/toxic waste.

Metafusion Process

Metafusion describes a material coating process (the "Metafusion Process").
The Metafusion Process encompasses the fusion, by chemical or physical means, of materials at the atomic level. The reaction takes place at room temperature and at ambient pressure. The process uses very little power, no toxic materials are used and no contaminated waste is produced. The Metafusion Process permits the surface of a metal or alloy to be coated with another metal or alloy so that the applied material is actually fused onto and into the atomic structure of the surface of the substrate material. The process is achieved by electrical excitation of the electrons of the coating and substrate materials by the application of a mid-range frequency pulsed electrical current that has been generated to coincide with the natural resonance of the atoms. The process results in the fusion of the materials and an intermingling of the atoms at the boundary causing an interdispersion of the materials. The Metafusion Process does not generate excessive heat that can alter the properties of the substrate material. The Metafusion Process can be accomplished without expensive or sophisticated equipment.

The Metafusion Process has been scientifically corroborated by a number of independent entities, including Ontario Research Foundation of Mississauga, Ontario, which validated the solid Metafusion Process by analyzing the coating of steel and copper with titanium carbide. The results of the analysis showed the presence of the coating material to a depth of five (5) microns into the substrate. Hardness tests conducted at the Materials Sciences Laboratory of the University of California at Los Angeles and the Surface Science Laboratory of Mountain View, California revealed significant penetration of the applied materials into the substrate.

The Company believes that the Metafusion Process has myriad commercial applications. Potential applications include printed circuits, cutting blades, tools and dies, jewelry, automotive parts, corrosion resistance in extreme conditions, and multi-layer applications for the reduction of heat expansion coefficients.

The Metafusion Process was utilized to coat copper-alloy resistance welding electrodes (welding tips) through the fusion of titanium carbide or molybdenum tungsten onto and into copper-alloy welding tips ("TiTRODEs"). The Chrysler Corporation ("Chrysler") has successfully tested TiTRODE electrodes for use on its assembly lines. Chrysler has conducted 18 months of testing on the TiTRODE type electrodes and has since integrated them into four of its manufacturing plants. TiTRODE type electrodes are being sold to Chrysler by Huys Industries, Inc., a Canadian Corporation, with which the Company claims to have an agreement beginning in January 1994 whereby the two parties would share net revenues derived from the sale of TiTRODEs. To date, the Company believes Chrysler has purchased over one million TiTRODE type electrodes from Huys Industries, Inc. The net revenues from the sale of TiTRODEs to Chrysler have not been dispersed to the Company and the Company has requested an accounting to determine the amount of money due to it pursuant to the above referenced agreement. Huys has not complied with the request for an accounting and Orbit's management is evaluating its rights with respect to Huys Industries, Inc.

The Company holds patents for the original Metafuse Process. The Company is working on upgrades to the TiTRODE application of the Metafuse Process and also on specific application patents as the development of the Ceramic Silicone Foam technology continues.

The Company had also licensed certain uses of the Metafusion Process to Davis, Joseph & Negley, a company formerly affiliated with Mr. Joseph. See Certain Relationships and Related Transactions.

Other Technologies

The Company is currently evaluating other technologies. The Company is continually searching for technologies, which may yield commercially viable products and would fit specifically into the Company's area of expertise.

Government Regulation

The production and marketing of the Company's products and technologies and its ongoing research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. Failures or delays by the Company or its affiliates or licensees in obtaining the required regulatory approvals would adversely affect the marketing of products being developed by the Company and the Company's ability to receive product revenues or royalties. See Risk Factors, Exhibit 99.

Human Resources

As of December 31, 1996, the Company had four full time employees.    The
Company also retains independent engineers, research consultants, institutes, independent business entities, and other technical and business consultants as needed to develop and analyze technologies and create business strategies.

Research and Development

Research and development expenses for the years ended December 31, 1996 and 1995 were $15,364 and $314,725, respectively.

Item 2.  DESCRIPTION OF PROPERTY

The Company maintains its principal executive offices in Carlsbad, California where it occupies a 2,800 square foot office at 2011 Palomar Airport Road, Suite 100, Carlsbad, California 92009 pursuant to a lease expiring in July 1998. Additional facilities, utilized for the development of CSF, are located at 6790 Bear Swamp Road, Medina, Ohio 44256, under a lease agreement that expired in May 1997.

Item 3. LEGAL PROCEEDINGS (Also see Item 12. Certain Relationships and Related Transactions)

The Company is involved in certain legal proceedings incidental to its normal business activities. As of the date hereof, the Company is not party to any material litigation except as described below, nor to the knowledge of Management is there any material litigation or claim threatened or contemplated against the Company. Most of the litigation is related to or actions by past Directors and Officers, and their affiliates in which a determination of the respective rights and duties of the parties is sought. This includes an adjudication of the validity of common stock issued to Messrs. Joseph, Singletary, Wall, and others. The Company is a party to the following proceedings:

Emerson v. Wall, Ruffa, Orbit, Case No. 95 - 1866R (CGA), was commenced on October 24, 1995, in the United States District Court, Southern District of California. Plaintiff seeks money damages from Richard A. Wall, Ruffa & Ruffa, and Orbit emanating from the sales of her residence to Mr. Wall. Although the court has dismissed Ruffa & Ruffa and Wall, it is Orbit's belief that Emerson's claim to Orbit stock and money damages has no merit. Plaintiff and Orbit have entered into a settlement agreement to resolve this action over which the court has maintained jurisdiction.

Sansone v. Joseph et al. An action filed April 5, 1996 in the Superior Court of San Diego, Case No. 698631 to recover on a $50,000 pursuant to a note signed by Orbit and Joseph. Plaintiff obtained Judgment for the full amount of the debt and attached $60,000 of sales proceeds owed to Joseph in satisfaction of the Judgment.

In the wake of the Company's demand to surrender stock to the Company for cancellation, Mr. Joseph initiated the case, Joseph v. Orbit Technologies Inc., in the Superior Court of California, County of San Diego, Case No. 701380 on June 27, 1996. Mr. Joseph sought money damages for the Company's refusal to acknowledge the validity of his claims to the Company's stock. Alternately, Mr. Joseph sought return of consideration he allegedly provided the Company for stock. The Company filed a Cross Complaint against Messrs. Joseph, Singletary, and their affiliates, to cancel all Company stock claimed to be owned by them, their affiliates, and to recover money damages for fraud, breach of fiduciary duties and negligence. The trial began on September 29, 1997. On October 21, 1997, in a Judgment rendered by the San Diego Superior Court of California, the Court ordered the surrender and cancellation of approximately 11,000,000 shares claimed by Adrian Joseph; et al.; Mikimak, Ltd., a Bahamian corporation
controlled by Mr. Joseph; and shares claimed by Tatum C. Singletary.   In
addition the Court found by clear and convincing evidence that Joseph committed actual fraud with respect to the issuance of shares and also that stock approved by Orbit's Board of Directors on September 15, 1992, was in large measure, to replace stock which had previously been awarded by the Board of Directors for OTI Technologies, Inc., a Canadian corporation, and thus was fraudulent. Joseph has filed an appeal. The Company is continuing to identify additional shares that may be subject to cancellation.

Jeffer, Mangels, Butler & Marmaro, LLP v. Orbit Technologies, Inc.. Action filed in Los Angeles Superior Court, on September 17, 1996, Case No. BS 041 354, by former attorneys of Orbit to recover attorney fees. Orbit stipulated to arbitration of fee dispute and entry of an interim arbitration award in the amount of approximately $110,000, subject to any defenses, offsets or claims, which Orbit asserted in the form of a legal malpractice claim. The company's legal malpractice action was denied as a result of the retainer agreement signed by Mr. Joseph in his capacity when he was with the Company. Mr. Joseph was a personal client of Jeffer, Mangels, Butler & Marmaro prior to Orbit's involvement with the firm. Orbit declined to participate in the arbitration and appealed the Judgment.

Benveniste, et. al. v. Orbit and Its Officers. The action was filed on March 6, 1997 in the Los Angeles Superior Court as Case No. BC167043. The action is to collect principal, interest and other fees and damages relating to various promissory notes executed between the plaintiffs and Orbit during 1995 aggregating $600,000 and loans made during 1992 aggregating $197,000.

The plaintiffs allege that the defendants violated the securities laws of the state of California and made negligent misrepresentations related to the Company's technologies, thereby inducing them to loan monies to the Company. The plaintiffs also allege that, pursuant to an oral agreement with an officer of the Company, the exercise price for various stock options to acquire Orbit stock was reduced to $0.10 per share and the conversion price under various convertible loan agreements between the plaintiffs and Orbit was also reduced to $0.10. Further, the plaintiffs allege that they have not received 500,000 shares of Orbit stock promised as additional compensation under such agreements.

Orbit contends that the plaintiffs loaned money to another entity (other than Orbit) in 1992 for which Orbit has no liability. Additionally, Orbit contends that the plaintiffs hold substantial shares of Orbit common stock which are void and/or voidable. Orbit has filed a Cross Complaint seeking to cancel invalidly issued stock and recover money damages in excess of $7 million.

Management denies the contention that there was an oral agreement to reduce the exercise and conversion prices of certain financial instruments. Management further denies the contentions there were violations of securities laws, that misrepresentations were made to plaintiffs and that other complaints possess any merit.

Since February 1996, management has attempted to contact the subject note holders on numerous occasions via correspondence and telephone in an attempt to discuss the issues surrounding the loan agreements, set-off, and the respective claims against both parties. Attempts to amiably resolve the issues have been unsuccessful to date. The trial is scheduled for My 13, 1998.

Orbit Technologies Inc., et al. v. Lahey, et al. The action filed by Richard Benveniste and Edgar R. Benveniste on June 2, 1997 in the Delaware Court of Chancery, Case No. 15720-NC, on behalf of themselves and purportedly on behalf of the Company against James B. Lahey, James A. Giansiracusa, Ian C. Gent, Stephen V. Prewett, and William N. Whelen. The Complaint sought a determination by the Court of Chancery ( i ) as to who constituted the valid Directors of the Company in connection with a written consent action initiated by the plaintiffs {and signed by Richard A. Wall & Associates GmbH (Authorized representative Kurt Seifman), Kurt Seifman, JTR Associates (Authorized representative William P. Ruffa, Jr.), William P. Ruffa, Jr., Pacific Equities, Inc. (Authorized representative Richard A. Wall), Richard A. Wall, Cynthia L. Wall, Eleanor Moscatel (By her attorney-in-fact, Richard Benveniste), Julie Benveniste (By her attorney-in-fact, Richard Benveniste), Chad Nellis (Son of Cynthia Wall and step son of Richard A. Wall), Mikimak Limited, and Frank A. Visco}, and ( ii ) in the alternative, that the Company be required to hold an annual meeting of shareholders. In response to the Complaint, on June 20, 1997 the defendants filed their motion to dismiss or, in the alternative, to stay the Delaware litigation in favor of litigation relating to the validity of claimed holdings in the Company that was pending in the state courts of California (Joseph v. Orbit Technologies Inc.). On September 2, 1997, a hearing on the defendant's motion to dismiss was held at which time the Court of Chancery decided to defer a decision on the defendant's motion to dismiss until such time as an annual meeting of the Company's shareholders ws held. The Court thereafter ordered that the Company hold its annual meeting. The date for the shareholder meeting has not been established pending further discussions between the parties.

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

Wilson v. Orbit. This action was filed on September 15, 1997, in the Superior Court of California, County of Los Angeles as Case No. BC 177867. The plaintiff seeks money damages allegedly attributable to his inability to sell restricted stock. Management believes this action has no merit.

While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters would have a material adverse effect on its financial position or results of operation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 1996 to a vote of the Company's securities holders.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 29, 1994, the Company's Common Stock became reported by the NASD OTC Electronic Bulletin Board (the "OTC-BB") and continues to be traded on such reporting market on a limited basis. The table below shows the high and low bid prices as reported by the OTC-BB. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Calendar Year ended December 31:

1994                                           High           Low
Second Quarter (from April 29)                 $ 14.00        $  5.00
Third Quarter                                    11.00           7.00
Fourth Quarter                                    7.82           0.50

1995

First Quarter                                  $  0.75           0.35
Second Quarter                                    2.00           0.75
Third Quarter                                     1.31           0.75
Fourth Quarter                                    0.34           0.18

1996

First Quarter                                  $  0.50           0.15
Second Quarter                                    0.80           0.18
Third Quarter                                     0.43           0.15
Fourth Quarter (through December 15)              0.40           0.15

There were approximately 1300 shareholders of record of Common Stock as of December 31, 1997. The Company has not paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

During 1996 the Company converted $950,000 of principal and related accrued interest of $114,783 into 4,861,091 shares of common stock pursuant to exemptions under Section 4(2) and or Regulation D., under the Securities Act of 1933, as amended. Substantially all of the debt conversions were executed at a conversion rate of $0.22.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

Overview

This discussion contains forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See Risk Factors, Exhibit 99. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Since its inception, the Company has been engaged in the acquisition and development of certain technologies in the fields of coatings technologies and material science. The Company's net operating losses incurred since inception are primarily the result of two factors: (1) the Company's unsuccessful search for license, joint venture, or partnership arrangements with entities in industries aligned with the Company's technologies, and (2) a lack of technological and business focus. Net losses for the fiscal years ended December 31, 1996 and 1995, were $2,027,506 and $4,147,782, respectively. It is anticipated that net operating losses will continue and will possibly increase through at least the next two years.

The Company's business plan and near term strategy will focus the Company's limited human resources and funding on developing two technologies, the Metafusion Process and CSF. One of management's primary objectives is the successful commercialization of these two technologies. Once this is accomplished, the Company will be better poised to develop each technology for multiple market applications.

Financial Condition

For the fiscal years ended December 31, 1995 and 1996, the Company had revenues of $0. General and administrative expenses decreased from $1,744,445 in 1995 to $854,727 in 1996. For the years ending December 31, 1995 and December 31, 1996, the Company incurred an operating loss of $4,147,782 and $2,027,506, respectively. The operating loss decrease of $2,120,276 is principally due to expenses incurred for the year ended December 31, 1995 in connection with stock options granted to consultants and employees amounting to approximately $1,669,000. Furthermore, on December 27, 1996 the Company entered into a settlement agreement with O. G. Sansone in connection with prior purchases of the Company's Common Stock. The settlement agreement provides for the Company to issue a $250,000 promissory note and a $250,000 payment via the issuance of 2,941,176 shares of the Company's restricted common stock. The Company's rights, titles, patents, and equipment in the "TiTRODE/Metafuse" technology collateralize the $250,000 promissory note.

TiTRODEs are being sold to Chrysler by an entity unaffiliated (Huys Industries Inc.) with the Company, but with which the Company has an agreement beginning in January 1994 whereby the two parties would share equally net revenues derived from the sale of TiTRODEs to Chrysler. To date, the Company believes that the Chrysler Corporation has purchased over one million TiTRODE type electrodes. The net revenues from the sale of TiTRODEs to Chrysler have not been disbursed to the Company and the Company has requested an informal accounting to determine the amount of money due to it pursuant to the above referenced agreement. The Company at this time cannot predict the outcome of this request for an informal accounting. Huys has not complied with the request for an accounting and Orbit's management is evaluating its rights with respect to Huys Industries, Inc.

Plan of Operation

The Company's business plan and near term strategy will focus the Company's limited human resources on the commercial development of the Metafusion Process
and CSF.   Orbit's primary objective is the successful commercialization of these two technologies. The Company has initiated strategic plans and is actively seeking partnership arrangements and joint ventures in addition to potential licensees. Once this is accomplished, the Company will be better poised to develop each technology for multiple market applications.

In August 1995, the Company entered into an agreement with an automation firm for the development of manufacturing equipment for producing TiTRODEs. The first automated machine has been completed with partial completion of the second machine. The company is searching for qualified partners for product commercialization. The selected partner would either license the specific application of the Metafuse technology or become a party of a joint venture agreement with Orbit. To date, the funding necessary to move the TiTRODE Project forward has not been available and the Company remains focused on progress in developing the CSF technology.

In May 1996, the Company was awarded a sole source contract, within its category, to participate in the Department of Energy's Landfill Stabilization Project. This Project evaluates materials for treating existing hazardous waste at the Idaho National Engineering Laboratory's Subsurface Disposal Areas. Several materials in other categories have also been selected for testing. The contract provides for initial bench testing with an option that can be exercised for more extensive field-testing.

The results of preliminary testing and analysis in Idaho was the development of a "White Paper" which recommended a much more extensive evaluation of Orbit's CSF be conducted to evaluate its use for Calcine Waste Stabilization at the Idaho facility. Calcine waste is specific to the Idaho facility and there are about 13,000,000 pounds of material to be processed. Part of this study actually produced three non- radioactive samples of CSF, which produced acceptable results. A conceptual process design was also performed as well as initial cost estimates generated. This study has had wide spread distribution within the DOE.

In November 1996, the Company entered into a Teaming Agreement with Ecology & Environmental, Inc. (International Specialists in the Environment), for the sole purpose of identifying and pursuing mutually agreeable business opportunities within the U. S. Departments of Energy and Defense, and other federal and state government agencies and private sectors where the environmental application of CSF technology is possible. Identification and pursuit of business opportunities includes technology development (i. e. both system design and application identification and construction), sales and client development efforts, the bid/proposal process, and the contract negotiation process regarding awarded projects.

In May 1997, the Company was awarded a contract by Lockheed Martin Idaho Technologies Company to test and evaluate Orbit's proprietary Ceramic Silicon Foam (CSF) as a stabilizing media for sodium and nitrate salts which include chromium, from the Idaho National Engineering and Environmental Laboratory's (INEEL) Radioactive Waste Management Complex (RWMC). Subcontractors under the contract to Orbit are the University of Akron's Microscale Physiochemical Engineering Center, Department of Civil Engineering and Pierpoint Environmental Management Services.

In August 1997, Lockheed Martin expanded the initial contract to include two additional nitrate-type surrogate waste materials containing cadmium and an organic solvent.

In September 1997, Orbit Technologies, Inc., Ecology and Environmental, Inc., and The University of Akron submitted a proposal entitled "Low- activity Waste Stabilization using Ceramic Silicon Foam (CSF)" to the Department of Energy - Idaho Operations Office.

Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues but will continue to incur substantial expenses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, that it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

Liquidity and Capital Resources

At December 31, 1995, the Company had an accumulated deficit and a working capital deficit of $11,108,832 and $3,409,658, respectively. At December 31, 1996, the Company had an accumulated deficit and a working capital deficit of
$13,136,339 and $3,170,881, respectively.   The Company had a ratio of
liabilities to tangible assets of approximately 12.9 to 1 as of December 31, 1996. The Company is also in default of a significant number of notes that total approximately $1,150,000 in principal as of December 31, 1996. The report of the Company's independent certified public accountants includes an uncertainty paragraph with regard to the ability of the Company to continue as a going concern.

On May 27, 1997, the Company entered into an installment loan agreement with Ruth P. Brittingham for $300,000 payable in $100,000 installments on May 27, 1997, September 5, 1997 and December 3, 1997. The installment loan bears interest at 12% per annum and is due on May 27, 1998. The loan agreement provides for a minimum semi-annual interest payment of $6,000 commencing December 6, 1997. The Company's rights, titles and patents, to the technology
known as "Ceramic Silicone Foam" collateralize the installment note.   The
Company will record the additional consideration as interest expense amounting to $42,750 which is based on the fifty percent (50%) of the fair market value at the common stock at May 27, 1997, the date of the installment loan agreement. Furthermore, the Company granted the shareholder the right to purchase 150,000 shares of restricted common stock at seventy-five percent (75%) of the fair market value for a period of 180 days commencing May 27, 1997, the date of the installment agreement. (See also Item 12. Certain Relationships and Related Transactions)

The Company will require additional financing. No assurance can be given that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to the Company. The Company has limited working capital. In order to finance its proposed business, the Company will need to obtain additional financing. To date, the Company has funded its operations from the private sales of Common Stock or convertible notes (many of which have been converted into Common Stock). Such sales have been able to fund only minimal operations and technological developments. Development and exploitation of technologies have been delayed by lack of adequate funding.

ITEM 7.  FINANCIAL STATEMENTS

See the Financial Statements and Notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information concerning the directors and executive officers of the Company:

Name                            Age        Title
----                            ---        -----
James B. Lahey                  62         President, Chief Executive Officer, and Director
James A. Giansiracusa           49         Vice President - Operations, Secretary and Director
Ian C. Gent                     54         Chief Financial Officer and Director
Stephen V. Prewett              52         Vice President - Technology Development and Director
William N. Whelen, Jr.          59         Director

James B. Lahey became President and a director of the Company in March 1995. From 1993 through 1994 he was President and Executive Vice President of Sensotron, Inc., which develops technologically advanced transducer products. From 1989 to 1992 he was Corporate Executive Vice President of W. S. Shamban & Co., a manufacturer of engineered sealing systems. He has previously held senior management positions with W. R Grace & Co. and Ausimont U.S.A. Mr. Lahey holds a degree in Civil Engineering.

James A. Giansiracusa has been the Secretary of the Company since October 1993 and became Vice President-Operations in January 1994. Before joining the Company, Mr. Giansiracusa was a Lieutenant Colonel in the United States Marine Corps where his duties included command billets in both aviation and infantry. He was also a consultant for Wackenhut Services International, an international security firm, from 1991 to 1992. During Mr. Giansiracusa's military service he, at times, was responsible for over 1,300 persons and $20,000,000 in capital assets. Mr. Giansiracusa participated in strategic planning relative to many global scenarios. Mr. Giansiracusa was awarded a Master of Science degree in Systems Management from the University of Southern California in 1983.

Ian C. Gent has been a consultant to the Company since September 1994. Mr. Gent became Chief Financial Officer and a director of the Company in April 1995. He has provided advice in the areas of investment banking, corporate structuring, and organizational strategies. Mr. Gent has also assisted with securities compliance and investor relations. Between 1989 and 1994 he was Vice President and Director of the Canadian Commerce Group of Fleet Bank of New York, a member of the Fleet Financial Group. In January 1994 he became President and Chief Executive Officer of West Niagara Capital Corporation, a private Canadian merchant banking company specializing in technology and real estate consulting. During his 27 years experience in the securities and banking industries, he has held positions as Vice

President, Merrill Lynch Royal Securities in Canada, Managing Director of a regional broker dealer, President and Chief Operating Officer of Southern Tier Gas Producers, and President and Chief Executive Officer of GDM Securities, a wholly owned subsidiary of Goldome Savings Bank. Mr. Gent has a Bachelor of Science in Business Administration from Ashland College, Ohio and has completed several advanced management and industry programs. Dr. Stephen V. Prewett has been a consultant to the Company since July 1994 and has provided technological assessment support, technology transfer guidance, and license agreement negotiations. He became Vice President - Technology Development in July 1994 and a director of the Company in April 1995. Dr. Prewett has extensive nuclear industry experience and has served in a variety of positions with the Department of Energy, including Senior Nuclear Engineer from 1976 to 1982. Dr. Prewett was also Director of Environmental Safety and Health and Manager of Environmental Affairs with Gen Corp, a multi-national manufacturing company from 1982 to 1984. Dr. Prewett's background includes market assessment, identifying teaming partners for new technology implementations, and strategy assessment to identify market trends and industry growth areas. Dr. Prewett received a Bachelor of Science in Applied Physics degree from East Carolina University, and Masters and Doctorate degrees from Virginia Polytechnic Institute in Nuclear Science and Engineering.

William N. Whelen, Jr. was appointed a director of the Company in September 1996, filling the vacancy following the resignation of Mr. Joseph. Mr. Whelen has spent the last thirty years in the investment banking business. He has served with two Philadelphia firms, Suplee Mosley, Close and Kerner, and Jenney Montgomery Scott. Today Mr. Whelen is a registered representative of Simon Securities, New Jersey. Mr. Whelen has an electrical engineering degree from Widener University of Chester, Pennsylvania.

There is no family relationship between any of the Company's directors and officers. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person has been elected or nominated as a director or executive officer.

SECTION 16(a) - Beneficial Ownership Reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company and information involving securities transactions of which the Company is aware, the Company believes that during the fiscal year ending December 31, 1996, there was compliance with all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial stockholders.

ITEM 10.         EXECUTIVE COMPENSATION

Cash Compensation

The following table presents, for each of the last three fiscal years, the annual compensation earned by the chief executive officer and the most highly compensated executive officers of the Company for the three fiscal years ended December 31, 1996:

                           Summary Compensation Table

                                                                           Long Term Compensation Awards
                                                                           -----------------------------
                                  Annual Compensation
Name and Principal       ------------------------------------        Securities Underlying     All Other Annual
Position                  Year         Salary           Bonus            Options/SAR             Compensation
------------------       -----         ------           -----            -----------             ------------
James B. Lahey,          1996          $120,000(1)          0                  0                      0
President                1995          $120,000(1)          0               800,000                   0
                         1994              0                0                  0                      0


James A                        1996          $ 132,000(1)                  0                  0                  0
Giansiracusa, Vice             1995          $ 132,000(1)                  0          1,406,593                  0
President, Operations          1994          $  47,800                     0                  0                  0

Stephen V. Prewett,            1996          $ 108,000(1)                  0                  0                  0
Vice President,                1995          $ 108,000(1)                  0            594,783                  0
Technology                     1994          $  12,000
Development

Adrian Joseph, Chief           1996          $       0                     0                  0                  0
Executive Officer              1995          $ 193,172(2)                  0                  0                  0
                               1994          $ 256,193(2)                  0                  0                  0



(1) Messrs. Lahey, Giansiracusa, and Prewett are entitled to deferred compensation in the amounts of $138,500, $149,000 and $119,950, respectively, from deferrals in the two fiscal years reflected in the above table.

(2) Includes cash paid to Mr. Joseph and his company, Mikimak, Ltd. Mr. Joseph was terminated as Chief Executive Officer in February 1996.

The amounts described above do not include other compensation and benefits provided to Messrs. Lahey, Giansiracusa, Prewett, and Joseph during the fiscal years described that in the aggregate did not exceed the lesser of $50,000 or 10% of the executive's annual salary and bonus.

The Company entered into Employment Agreements effective April 1, 1995, with its key employees, Messrs. Lahey, Giansiracusa, and Prewett, to serve in the positions set forth above for a period of two years, and unless otherwise terminated, to continue year by year thereafter. The basic annual salaries under the Employment Agreements are $120,000, $132,000, and $108,000, respectively, subject to a 40% deferral that will be paid when the Company's
financial condition permits such payment.   Such individuals also received
stock options under the 1995 Stock Option Plan for 300,000 shares, 500,000 shares, and 500,000 shares, respectively. During portions of 1995 and 1996, key officers have deferred salaries in amounts significantly greater than 40% so that cash could be applied to the Company's operations.

Compensation of Directors

Directors received no payment for their services as directors during 1996, although the Company's By-Laws provide that directors shall receive $500 for each meeting. The compensation of officers and directors is subject to review and adjustment from time to time by the Board of Directors.

Stock Options

The following table presents information for the named officer in the Summary Compensation Table with respect to options exercised during fiscal year ended December 31, 1996 and unexercised options held as of the end of the fiscal year.

    Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
                                     Values

                                                               Number of Securities
                              Shares                            Underlying Unexercised           Value of Unexercised In-the-
                            Acquired on         Value          Options/SARs at FY-End (#)      Money Options/SARs at FY-End ($)
  Name                    Execercise (#)     Realized ($)      Exercisable/Unexercisable           Exercisable/Unexerciable
  ----                    --------------     ------------      -------------------------           ------------------------

 James B. Lahey                  0                0                    800,000/0                  $144,000/$0   (1) (2)
 James A. Giansiracusa           0                0                   1,356,593/0                  $244,186/$0  (1) (2)
 Stephen V. Prewett              0                0                    594,783/0                   $107,060/$0  (1) (2)
 Adrian Joseph                   0                0                       0/0                              0/0

(1) Values reflected above are based on the closing price of $ .18 per share of the Company's Common Stock for the last business day of the fiscal year.

(2) During the year ended 1995, options granted under the Option Plan to three officers of the Company exceeded the 500,000 prescribed limit provided for under the Plan. Management believes that the options were granted in compliance with the Plan and has asked counsel to review the transactions and advise the Company of the appropriate or necessary action to address the issue.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996 29,405,904 shares of Common Stock were outstanding. Management maintains that as of December 31, 1997 the Company had approximately 24,658,739 shares of common stock outstanding, par value $.01 per share (the "Common Stock"). This number of shares is the result of the cancellation of approximately 6,066,830 shares claimed by Adrian Joseph; et al.; Mikimak, Ltd., a Bahamian corporation controlled by Mr. Joseph; and shares claimed by Tatum
C. Singletary under an order dated October 21, 1997, Case No. 701380. The number of outstanding shares does include approximately 6,000,000 shares held by other persons or entities that the Board maintains were not validly issued.

The following table sets forth, as of December 31, 1996, certain information as to shares of the Common Stock owned by (i) each person known by management to beneficially own more than 5% of the outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner    Amount and Nature of Beneficial     Percent of Outstanding
                                                  Shares Owned                      Ownership
------------------------------------    -------------------------------     ----------------------
James B. Lahey (1,5)                                 800,000                             3%
James A. Giansiracusa (2,5)                        1,356,593                             6%
Ian C. Gent (3,5)                                    12,500                              *
Stephen V. Prewett (4,5)                             594,783                             2%
William N. Whelen, Jr. (5)                             ----                               *
All Officers and Directors as a group             2,763,876                             11%
(5 persons)(6)

--------------------------------

*        Amount held represents less than 1%.

(1) Includes 800,000 shares of Common Stock subject to currently exercisable options.

(2) Includes 1,356,593 shares of Common Stock subject to currently exercisable options.

(3) Includes 12,500 shares of Common Stock subject to currently exercisable options.

(4) Includes 594,783 shares of Common Stock subject to currently exercisable options.

(5)      The address for these individuals is the address of the Company.

(6) Includes 2,763,876 shares of Common Stock subject to currently exercisable options.

(7)      Does not include shares owned by Ruth P. Brittingham, 4,022,292, 16%;
S. A. Power Corporation, 2,000,000, 8%; and O. G. Sansone & Colleen Sansone Defined Benefit Pension Fund, 2,758,670, 11%. Such persons or entities did not beneficially hold more than 5% of the Company's outstanding shares as of December 31, 1996.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Adrian Joseph, former Chairman and Chief Executive Officer of the Company previously represented that he or a Bahamian corporation controlled by him, Mikimak, Ltd., had sold various technologies to the Company in exchange for Common Stock. An internal audit has disclosed the apparent inaccuracy of Mr. Joseph's representations. It appears the Company acquired the technologies from
sources other than Mr. Joseph or Mikimak, Ltd.   As a result, the holdings of
Mr. Joseph, his family and Mikimak, Ltd. have been in question. On February 12, 1996, the Board of Directors removed Mr. Joseph as Chairman and Chief Executive Officer. Mr. Joseph later resigned as a director. In an action filed by Mr. Joseph that began on September 29, 1997, the San Diego Superior Court cancelled all the shares of Orbit stock previously claimed by Messrs. Joseph, his family and his Bahamian corporation, Mikimak, Ltd. and past president and director Tatum C. Singletary. Pursuant to the Judgement and Order issued on October 21, 1997 by the San Diego Superior Court of California, Case No. 701380, the Company has cancelled 6,066,830 shares of common stock.

During fiscal 1993, Richard A. Wall received an advance from the Company in the amount $35,700 based on an alleged promissory note in favor of the Company due
on or before December 31, 1993.   Pacific Equities, Ltd., of which Mr. Wall is
an officer, also executed an alleged promissory note in favor of the Company in the original principal amount of $92,572 in connection with payment for warrants exercised by Pacific Equities during 1993. Said note was due with interest computed at the rate of 5% per annum at any time prior to the end of fiscal 1994. Mr. Wall was contacted with regard to the payment for warrants exercised, and was given an opportunity to provide evidence of the alleged notes or the required consideration. Mr. Wall did not respond to correspondence from the Company, and management considers the shares invalid. The Company is in the process of canceling the subject shares.

On September 28, 1988, the Company entered into a license agreement with Davis, Joseph & Negley ("DJN"), an entity with which Mr. Joseph was formerly affiliated, pursuant to which the Company licensed certain specific applications of metafusion, which describes a materials coating process (the "Metafusion Process"). The Metafusion Process relating to the deposition of metallic coatings on conducting surfaces. In consideration of such license, DJN agreed to assume the Company's indebtedness to Mr. Joseph at the time in the amount of $175,000. In addition, DJN agreed to pay the Company a royalty equal to 3% of DJN's gross sales for all devices manufactured by DJN and 5% of all monies actually received by DJN from its direct or indirect sublicenses of
the technology.   Neither DJN nor any of its sublicensees have manufactured any devices and, therefore, no royalties have been paid. The license shall terminate concurrent with the latest to expire of the various patents issued covering the Metafusion Process.

On August 29, 1991, the Company entered into an additional license with DJN to use the Metafusion Process as it relates to superconductivity. In consideration of the issuance of said license, DJN agreed to pay the Company $120,000, $20,000 of which was paid upon the execution of the agreement and $100,000 which was paid in September 1994, and to pay a royalty equal to 5% of DJN's gross income derived from the sale of products manufactured by DJN or any direct or indirect sublicensees. The license terminates in the event the additional license fee is not paid or upon the expiration of the last patent covering the Metafusion Process.

On June 10, 1993, a contemplated subsidiary of the Company, the TiTRODE Corporation ("TTC"), entered into a loan agreement with Leslie Lai in the original principal amount of $200,000. Pursuant to the loan agreement, the loan was to become due on or before December 25, 1994, with interest computed at the rate of 15%. In addition, the lender was to receive warrants entitling her to purchase up to ten percent of TTC's outstanding common stock exercisable for a ten (10) year period for $4,000. Pursuant to an agreement dated as of December 31, 1993, the lender agreed to accept 200,000 shares of Orbit Common Stock. In addition, the Company agreed to repay the principal amount with interest.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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
17.      Consolidated Balance Sheets at March 31, 1996 and December 31, 1995. (2)
18.      Consolidated Statements of Operations for the Six Months Ended March 31, 1996 and 1995. (2)
19.      Consolidated Statements of Operations for the Three Months Ended March 31, 1995 and 1994. (2)
20.      Consolidated Statement of Cash Flows for the Six Months Ended March 31, 1996 and 1995. (2)
21.      Notes to Consolidated Financial Statements for the Period Ended March 31, 1996. (2)
22.      Consolidated Balance Sheets at June 30, 1996 and December 31, 1995. (3)
23.      Consolidated Statements of Operations for the Six Months Ended June 30, 1996 and 1995. (3)
24.      Consolidated Statements of Operations for the Three Months Ended June 30, 1995 and 1994. (3)
25.      Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1996 and 1995. (3)
26.      Notes to Consolidated Financial Statements for the Period Ended June 30, 1996. (3)
27.      Consolidated Balance Sheets at September 30, 1996 and December 31, 1995. (4)
28.      Consolidated Statements of Operations for the Nine Months Ended September 30, 1996 and 1995. (4)
29.      Consolidated Statements of Operations for the Three Months Ended September 30, 1996 and 1995. (4)
30.      Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1996 and 1995. (4)
31.      Notes to Consolidated Financial Statements for the Period Ended September 30, 1996. (4)
99.      Risk Factors.
------------------------------

*Management Compensation Plan

Note:    Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

(1) Previously filed as part of the Form 10 filed in May 1995 and which are hereby incorporated by reference.
(2) Previously filed as part of the Form 10-QSB for the Period Ending March 31, 1996.
(3) Previously filed as part of the Form 10-QSB for the Period Ending June 30, 1996.
(4) Previously filed as part of the Form 10-QSB for the Period Ending September 31, 1996.

(b)      Reports on Form 8-K

A report on Form 8-K has not been filed relating to the Letter of Resignation of past Director Adrian Joseph and the Resignation of Ian C. Gent as Chief Financial Officer.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orbit Technologies Inc.




By: /S/  JAMES B. LAHEY
   -------------------------------------------
   James B. Lahey
   Chief Executive Officer and Chairman of the
   Board of Directors

Date:    February 23, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 NAME                                   TITLE                                DATE
 ----                                   -----                                ----
 /S/ JAMES B. LAHEY                     Chief Executive Officer and          February 23, 1998
 ------------------------------         Chairman of the Board (Chief
 James B. Lahey                         Executive Officer)

 /S/JAMES A.     GIANSIRACUSA           Vice President- Operations, Chief    February 23, 1998
 ------------------------------         Financial Officer (Chief Financial
 James A. Giansiracusa                  and Accounting Officer),
                                        Secretary, and Director

 /S/ IAN C. GENT                        Director                             February 23, 1998
 ------------------------------
 Ian C. Gent


 /S/STEPHEN V.  PREWETT                 Vice President - Technology          February 23, 1998
 ------------------------------         Development and Director
 Stephen V. Prewett

 /S/WILLIAM N. WHELEN                   Director                             February 23, 1998
 ------------------------------
 William N. Whelen, Jr.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES


                                FINANCIAL REPORT


                              FOR THE YEARS ENDED
                           DECEMBER 31, 1996 AND 1995

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                           INDEX TO FINANCIAL REPORT
                           DECEMBER 31, 1996 AND 1995





                                                                                              Page Nos.
                                                                                              ---------
INDEPENDENT AUDITORS' REPORT                                                                      F-2


CONSOLIDATED BALANCE SHEET                                                                        F-3
   At December 31, 1996


CONSOLIDATED STATEMENTS OF OPERATIONS                                                             F-4
   For the Years Ended December 31, 1996 and 1995


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                                               F-5
   For the Years Ended December 31, 1996 and 1995


CONSOLIDATED STATEMENTS OF CASH FLOWS                                                             F-6
   For the Years Ended December 31, 1996 and 1995


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                   F-7 to F-27

To the Stockholders of
Orbit Technologies Inc. and Subsidiaries


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheet of Orbit Technologies Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit Technologies Inc. and Subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of approximately $2,028,000 during the year ended December 31, 1996, and, as of that date, had a working capital deficiency of approximately $3,171,000 and stockholders' deficiency of approximately $3,088,000. As described more fully in Notes 1, 6 and 9 to the consolidated financial statements, the Company is in default on its loan agreements with various individuals, certain of whom have filed a lawsuit, and is in arrears on accounts with certain vendor creditors which, among other things, causes the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /S/ TABB, CONIGLIARO & McGANN, P.C.

                                            TABB, CONIGLIARO & McGANN, P.C.
New York, NY
October 23, 1997

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 1996


                                     ASSETS

Current assets:
   Cash                                                                    $        188
    Prepaid expenses                                                             10,353
    Advances to officer                                                           1,341
                                                                           ------------

         Total current assets                                                    11,882

Property and Equipment - at cost, net of accumulated depreciation               250,829
Intangible assets, net of accumulated amortization                               78,071
Other assets                                                                      4,015
                                                                           ------------

Total assets                                                               $    344,797
                                                                           ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities:
   Accounts payable and accrued liabilities                                $  1,429,395
   Due to stockholders                                                          200,466
   Notes payable                                                              1,552,902
                                                                           ------------

         Total current liabilities                                            3,182,763

   Long-term note payable                                                       250,000
                                                                           ------------

         Total liabilities                                                    3,432,763
                                                                           ------------

Commitments, contingencies and other matters
   (Notes 1, 6, 9 and 13)                                                          --

Stockholders' deficiency:
   Preferred stock - par value $.01 per share
    1,000,000 shares authorized and outstanding                                  10,000
   Common stock - par value $.01 per share;
    50,000,000 shares authorized;
     29,405,904 shares issued and outstanding                                   294,060
    Additional paid-in capital                                                9,845,247
    Accumulated deficit                                                     (13,136,339)
    Unearned compensation and finance charges                                   (90,000)
    Notes receivable from stockholders                                          (10,934)
                                                                           ------------

         Total stockholders' equity                                          (3,087,966)
                                                                           ------------

Total liabilities and stockholders' deficiency                             $    344,797
                                                                           ============




          See accompanying notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                1996                   1995
                                                            ------------           ------------
Total revenues                                              $      -               $      -
                                                            ------------           ------------

Operating expenses:
   Research and development                                       15,364                314,725
   General and administrative                                    854,727              1,744,445
   Compensatory element of stock options                         360,000              1,669,476
                                                            ------------           ------------

       Total operating expenses                                1,230,091              3,728,646
                                                            ------------           ------------

Operating loss                                                (1,230,091)            (3,728,646)
                                                            ------------           ------------

Other income (expense)
   Miscellaneous income                                             --                   47,079

   Interest expense                                             (268,965)              (159,815)
   Loss from litigation settlement                              (500,000)                  --
                                                            ------------           ------------

       Total other income (expense)                             (797,415)              (419,136)
                                                            ------------           ------------

Net loss                                                    $ (2,027,506)          $ (4,147,782)
                                                            ============           ============

Per share data:

Net Loss Per Common Share                                   $       (.09)          $      (0.20)
                                                            ============           ============

Weighted average number of common
   shares and common stock equivalents outstanding            23,426,059             21,060,961
                                                            ============           ============





See accompanying notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                                                   Additional
                                                              Preferred Stock               Common Stock            Paid-in
                                                           Shares        Amount       Shares         Amount          Capital
                                                           ------        ------       ------         ------          -------

Balances at  December 31, 1994                               --         $   --        17,176,86  $  171,769        $ 5,903,191


Issuance of stock for financing fees                         --             --          575,000          5,750         252,500

Additional Issuance of stock in settlement
  of convertible  promissory notes                           --             --        1,335,543         13,356         (13,356)

Shares issued under non-statutory plan                       --             --        1,117,727         11,177            --

Shares issued under incentive stock option plan              --             --           12,500            125           6,125

Issuance of stock                                            --             --            1,000             10            --

Stock issued in connection with
 compensatory obligations                                    --             --          210,000          2,100          23,800

Compensatory element of stock options                        --             --             --             --         2,119,476

Amortization of unearned compensation                        --             --             --             --              --

Amortization of unearned financing fees                      --             --             --             --              --

Net loss                                                     --             --             --             --              --
                                                     ------------   ------------   ------------   ------------    ------------

Balances at December 31, 1995                                --             --       20,428,637        204,287       8,291,736


Issuance of stock for conversion of notes payable       1,000,000         10,000      5,861,091         58,611       1,296,173

Issuance of stock in settlement of litigation                --             --        2,941,176         29,412         220,588

Stock issued in connection with
 compensatory obligations                                    --             --          175,000          1,750          36,750

Payments received on notes receivable
 from stockholders                                           --             --             --             --              --

Amortization of unearned compensation                        --             --             --             --              --

Amortization of unearned financing fees                      --             --             --             --              --

Net loss                                                     --             --             --             --              --
                                                     ------------   ------------   ------------   ------------    ------------

Balances at  December 31, 1996                                      $       --       31,405,904   $    314,060    $  9,845,247
                                                     ============   ============   ============   ============    ============


                                                                        Unearned          Notes
                                                                       Compensation     Receivable
                                                       Accumulated     and Finance        from
                                                         Deficit         Charges      Stockholders        Total
                                                       -----------    ------------    ------------        -----
Balances at  December 31, 1994                        (6,961,050)             $-              $-     $ (866,090)


Issuance of stock for financing fees                        --          (258,250)           --              --

Additional Issuance of stock in settlement
  of convertible  promissory notes                          --              --              --              --

Shares issued under non-statutory plan                      --              --         (11,044))             133

Shares issued under incentive stock option plan             --              --            (6,250)           --

Issuance of stock                                           --              --              --                10

Stock issued in connection with
 compensatory obligations                                   --              --              --            25,900

Compensatory element of stock options                       --          (720,000)           --         1,399,476

Amortization of unearned compensation                       --           270,000            --           270,000

Amortization of unearned financing fees                     --           229,800            --           229,800

Net loss                                              (4,147,782)           --              --        (4,147,782)
                                                    ------------    ------------    ------------    ------------

Balances at December 31, 1995                        (11,108,832)       (478,450)        (17,294)     (3,108,553)


Issuance of stock for conversion of notes payable           --              --              --         1,364,784

Issuance of stock in settlement of litigation               --              --              --           250,000

Stock issued in connection with
 compensatory obligations                                   --              --              --            38,500

Payments received on notes receivable
 from stockholders                                          --              --             6,360           6,360

Amortization of unearned compensation                       --           360,000            --           360,000

Amortization of unearned financing fees                     --            28,450            --            28,450

Net loss                                              (2,027,507)           --              --        (2,027,507)
                                                    ------------    ------------    ------------    ------------

Balances at  December 31, 1996                      $(13,136,339)   $    (90,000)   $    (10,934)   $ (3,087,966)
                                                    ============    ============    ============    ============




          See accompanying notes to consolidated financial statements

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                       1996           1995
                                                                   -----------    -----------
Cash flows from operating activities:
   Net loss                                                        $(2,027,506)   $(4,147,782)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
Depreciation and amortization                                           15,773         39,651
Amortization of unearned and deferred finance costs                     28,450        306,400
Notes issued in settlement of consulting fees                             --          274,250
Compensatory element of stock options                                  360,000      1,669,476
Stock issued in settlement of current liabilities                       38,500         25,900
Loss on litigation settlement                                          500,000           --
Loss on disposal of fixed assets                                          --            4,377

Cash provided by (used in) the change in assets and liabilities:
       Decrease (increase) in prepaid expenses                            --           14,118
       (Increase) decrease in advances to officer                         --           (1,341)
       (Increase) decrease in deposits                                    --           (2,627)
       Increase in accounts payable and accrued liabilities            721,997        374,268
       (Decrease) increase in due to shareholders                        1,116        (17,350)
                                                                   -----------    -----------

Net cash used in operating activities                                 (361,670)    (1,460,660)
                                                                   -----------    -----------

Cash flows from investing activities
   Cost of license and patents                                            --          (54,550)
   Capital expenditures                                                (47,583)      (152,935)
                                                                   -----------    -----------

Net cash used in investing activities:                                 (47,583)      (207,485)
                                                                   -----------    -----------

Cash flows from financing activities
   Loan proceeds                                                       428,250      1,740,000
   Loan repayments                                                     (29,872)        (4,559)
   Deferred financing costs                                               --          (76,600)
   Proceeds from issuance of common stock                                 --              143
   Repayment of notes receivable from stockholders                       6,360           --
                                                                   -----------    -----------

Net cash provided by financing activities                              404,738      1,658,984
                                                                   -----------    -----------

Decrease in cash                                                        (4,515)        (9,161)

Cash - beginning                                                         4,703         13,864
                                                                   -----------    -----------

Cash - ending                                                      $       188    $     4,703
                                                                   ===========    ===========





          See accompanying notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



NOTE  1 -      BUSINESS AND CONTINUED OPERATIONS

               Orbit Technologies Inc. (the "Company") was incorporated in the State of Delaware on April 29, 1985. The Company is a commercial technology research and development company holding rights to certain patents and their technologies.

               The Company's business plan is to develop certain technologies until commercially viable products are possible and to license or sell these technologies to affiliated and/or unaffiliated entities which are responsible for the production and marketing of any products resulting therefrom. Since its incorporation in 1985, the Company has pursued the research, development, acquisition and licensing of certain technologies. The Company concentrated its efforts in the areas of coatings technologies and new materials technologies. While the technologies are undergoing certain feasibility studies and testing, none has proved commercially feasible, except for the TiTRODE type electrodes. To date, the Company has not financially benefitted from the commercialization of the TiTRODE electrode (see Note
               7).

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the year ended December 31, 1996, the Company incurred a net loss of approximately $2,028,000 and, as of that date, had a stockholders' deficiency and a working capital deficiency of approximately $3,088,000 and $3,171,000, respectively. The Company is also in default on a significant number of loan agreements which total approximately $1,150,000 in principal and interest as of December 31, 1996 and is in arrears with substantially all of its other payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               The Company is exploring additional sources of working capital including private borrowings, sales of its securities, joint ventures and licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 1997. Through September 30, 1997, the Company's proceeds from all financing activities amounted to approximately $408,000 (see Note 13).

               The Company is exploring ways to reduce its existing liabilities including exchanging certain of its liabilities for shares of its common stock. During 1997, the Company exchanged $42,750 of principal on various promissory notes outstanding at December 31, 1996 for shares of common stock (see Note 13).

               To date, the Company has not been successful in restructuring the remaining debt and the Company continues to be in default under such agreements. Further, one group of note holders, representing $600,000 of the promissory notes outstanding as of December 31, 1996, has filed a lawsuit against the Company to recover loans and other monies provided to the Company (see Note
               9).

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE  1 -      BUSINESS AND CONTINUED OPERATIONS (Continued)


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

NOTE  2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Principles of Consolidation

               The consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

                                                              Date of                 State of
                    Subsidiary                             Incorporation            Incorporation
                    ----------                             -------------            -------------
               The Titrode Corporation                     April 2, 1992             Delaware
               Titherm Technology Corporation              April 2, 1992             Delaware
               Shield Safe, Inc.                           March 26, 1993            Delaware
               The Metafuse Corporation                    March 31, 1993            Delaware
               Electronic Recovery Systems, Inc.           March 31, 1993            Delaware
               Nuclear Shield International, Inc.          February 4, 1994          Delaware

               All material intercompany balances and transactions have been eliminated in consolidation.

               Revenue Recognition

               Revenue from license fees is recognized in the year received. Revenue from the sale of technology is recognized in the period in which it is earned.

               Deferred and Unearned Finance Costs

               Deferred and unearned finance costs represent expenses incurred and common shares issued to obtain financing for the Company and are amortized over one year.

               Equipment and Fixtures

               Equipment and fixtures are recorded at cost. Depreciation is provided using the accelerated and straight-line methods over the estimated useful lives of the related assets as follows:

                    Description                             Years
                    -----------                             -----
               Furniture and fixtures                         7
               Computer hardware and software                 5


                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



NOTE  2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


               Intangible Assets

               Patents which consist of legal costs and mandatory filing fees are being amortized on the straight-line method over the shorter of the estimated economic life of the patents or seventeen years.

               Amortization of license fee was provided for on the straight-line method over seventeen years.

               In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and there was no effect to the Company.

               Income Taxes

               The Company has adopted the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109") effective January 1, 1993. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Adoption of the statement did not have a material effect on the accompanying financial statements.

               Research and Development Costs

               Research and development costs are charged to expense as incurred. The costs of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives. Certain software development costs are capitalized.

               Per Share Data

               Net loss per common share and common equivalent share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents are considered anti-dilutive, hence, are not included in the weighted average calculation.

               Cash and Cash Equivalents

               The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE  2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)



               Post Retirement Benefits

               In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post Retirement Benefits Other than Pensions" which was effective for years beginning after December 15, 1992. The Company has no liabilities for post retirement and, therefore, this statement did not have an impact on the financial statements.

               Concentration of Credit Risk

               Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily trade accounts receivable. Ongoing credit evaluations of customers' financial condition will be performed and generally no collateral will be required.

               Fair Value of Financial Instruments

               Cash and cash equivalents, note receivable, accounts payable, accrued expenses, due to stockholders and notes payable are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value.

               Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Stock-Based Compensation

               In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires compensation expense to be recorded
               (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE  3 -      PROPERTY AND EQUIPMENT

               Property and equipment, at cost, consisted of the following at December 31, 1996:

               Office furniture and fixtures             $ 46,605
               Research laboratory furniture
                 and fixtures                              65,087
                                                         --------
                                                          111,692
               Less:  Accumulated depreciation             40,193
                                                         --------
                                                           71,499

               Construction in progress  (a)

                   Total
                                                          179,330
                                                         --------
                                                         $250,829
                                                         ========



                    (a) Represents progress payment on two machines which have not been placed in service to date. Estimated costs to complete both machines approximate $43,734 as of December 31, 1996.

               Depreciation expense for the years ended December 31, 1996 and 1995 was $10,641 and $12,337, respectively.


NOTE  4 -      INTANGIBLE ASSETS

               Intangible assets consisted of the following at December 31, 1996:

               License                                   $ 25,000
               Patent Costs                                87,212
                                                         --------
                                                          112,212
               Less:  Accumulated amortization             34,141
                                                         --------
                                                         $ 78,071
                                                         ========

               Patent costs are being amortized over seventeen years on the straight-line method.

               The license fee had been amortized over seventeen years on the straight-line method. The unamortized portion of the license fee of $24,265 was fully charged against earnings during 1995. See
               Note 12.

               Amortization expense for the years ended December 31, 1996 and 1995 was $5,132 and $27,314, respectively.



NOTE 5 -      ACCOUNTS PAYABLE AND ACCRUED EXPENSE

               Accounts payable and accrued expenses consist of the following at December 31, 1996:

               Salary and Related Taxes                $  419,762
               Legal and Accounting                       460,268
               Interest                                   267,619
               Consulting Fees                            204,069
               Miscellaneous                               77,677
                                                       ----------
                                                       $1,429,395
                                                       ==========

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 6 -         NOTES PAYABLE

                 Notes payable consisted of the following at December 31, 1996:

               a)  Unsecured notes payable               $  170,000
               b)  Unsecured note payable                   215,402
               c)  Unsecured note                           274,250
               d)  Convertible notes                        593,250
               e)  Promissory notes                         300,000
               f)  Secured promissory notes                 250,000
                                                         ----------
                                                          1,802,901
                   Less current portion                   1,552,902
                                                         ----------
                   Total Long Term Note Payable          $  250,000
                                                         ==========

                 a) Represents four promissory notes aggregating $170,000, all of which are past due, with interest at 15%.

                 b) On June 10, 1993, Titrode Corporation, a subsidiary of
                    Orbit Technologies, Inc. entered into a loan agreement with a shareholder in the amount of $200,000. The loan was due June 30, 1995 with interest at 15%. The agreement provided for the lender to receive, as additional compensation, warrants for ten percent of the issued and outstanding stock of Titrode, exercisable for a ten-year period, for $4,000. In December of 1993, the Titrode option was exchanged for 200,000 shares of the Company's common stock.

                    During 1995, the entire principal balance of $200,000, plus accrued interest aggregating $24,833, was replaced by a promissory note payable by the Company. The new note provides for monthly payment of $3,000 commencing November 1, 1995, with entire unpaid principal due November 1, 1998.

                    During 1996, the Company was in default under this promissory note agreement.

                 c) Represents a settlement agreement entered into during 1995 to pay past due consulting fees. Under such agreement, the Company is required to repay this debt from proceeds of future equity or debt financings as follows:

                                                       Repayment Amount
                                                       ----------------
                    6% of the 1st $1,000,000              $ 60,000
                    7% of the 2nd $1,000,000                70,000
                    8% of the 3rd $1,000,000                80,000
                    6.425% of the 4th $1,000,000            64,250
                                                          --------

                                                           274,250
                                                          ========



                    As part of the settlement agreement, the consultants were granted five-year options to purchase 50,000 shares of the Company at $1.06 per share.

                 d)(i) During the year ended December 31, 1995, the Company received loans from various private investors aggregating $1,415,000. In general, such loans are for one year periods, convertible, together, with any accrued interest, into common shares ranging from $0.50 to $0.75 per share, and provide for interest ranging from 10% to 15% per annum.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 6 -       NOTES PAYABLE (Continued)

                    Of the total notes outstanding, $400,000, $100,000 and $915,000 are convertible at $0.50, $0.60 and $0.75 per share, respectively. The notes are convertible upon the effectiveness of a Registration Statement which includes the underlying shares. In addition, $715,000 of the notes were issued with attached warrants to purchase 476,662 and 238,331 shares of common stock at $0.50 and $1.50 per share, respectively. Also, $100,000 of the notes have warrants to purchase 66,666 shares of common stock each at $0.50 and $1.50 per share, respectively. Certain of these notes also have non-qualified options to purchase 1,150,000 shares of common stock at prices ranging from $0.30 to $2.00 per share. These options expire at various dates ranging from nine months to three years from the date of the original notes.

                    During 1996, the Company converted $950,000 of principal and related accrued interest amounting to $114,783 into 4,861,091 shares of common stock. The Company is in default under the remaining note agreements (see Note 9).

                 d)(ii)During 1996, the Company has borrowed $177,250 in one year promissory notes bearing interest at 10% per annum. $77,250 of the notes and related accrued interest are convertible into common stock at 50% of the asked market price at any time, with automatic conversion upon the effectiveness of a Registration Statement under the Securities Act of 1933. The remaining $100,000 of the notes and related accrued interest are convertible into common stock at prices ranging from $0.10 - $0.22 per share of debt. During November of 1996 the Company and certain of its debt holders agreed to convert principal of $100,000 into 1,000,000 shares of common stock. To induce the note holders described in note 6d(i) and (ii) to an early conversion, the Company reduced the conversion rate provided for in certain of the original convertible loan agreements. Substantially, all of the debt conversions were executed at the conversion rate of $0.22.

                 d)(iii)During the year ended December 31,1996 the Company
                    borrowed $51,000 from its officers and issued convertible notes to reflect these borrowings. Each note bears interest of 10% per annum and is due one year from the issuance date. The notes principal and accrued related interest are convertible into common stock at the rate of $0.10 and $0.22 per share of debt. Of the $51,000 principal balance outstanding at December 31, 1996 $30,000 is convertible at $0.10 per share and the remaining notes principal balance are convertible at $0.22 per share.

                 d) (iv) During the first quarter of 1996, the Company borrowed
                    $200,000 under a one year promissory note which was satisfied by issuance of 2,000,000 shares of common stock.

                 e) Represents one-year promissory notes due January and
                    February 1996 at interest ranging from 0% to 15% per annum. The Company issued 575,000 shares of common stock as additional compensation for these loans. In addition, the note holders have non-qualified options to purchase 683,333 shares of common stock at prices ranging from $0.40 to $1.50 per share. These options expire at various dates ranging from 45 days to three years from the date of the original notes.

                    The Company is in default under a substantial portion of these obligations (see Note 9).

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 6     -      NOTES PAYABLE (Continued)

                 f) As discussed further in Note 8, the Company entered into a settlement agreement on December 27, 1996. Pursuant to the agreement the Company issued a $250,000 secured promissory note that is due on December 27, 2000. The promissory note bears interest at 10% per annum and the Company is required to make minimum partial interest payments of $6,000 semi-annually. The promissory note is collaterized by the Company's equipment, rights, titles and patents pertaining to the "TiTRODE/Metafuse" technology.


NOTE 7 -       STOCKHOLDERS' EQUITY

                 a) Authorized Shares

                 The Board of Directors of the Company voted to amend the articles of Incorporation to increase the authorized shares of preferred stock from 10,000 shares to 1,000,000 shares and reduce the par value from $100 per share to $.01 per share. The Board of Directors of the Company has broad discretion to create one or more series of preferred stock and to determine the rights, preferences and privileges of any such series. In addition, the Board of Directors of the Company voted to increase the authorized shares of common stock from 3,000,000 shares to 20,000,000 shares and to keep the par value at $.01 per share. The amendment to the articles of incorporation was filed with the State of Delaware on February 10, 1994.

                 Effective April 7, 1995, the articles of incorporation was amended to increase the authorized shares of common stock from 20,000,000 shares to 50,000,000 shares.

                 b) Issuance of Preferred Stock

                 The Company has authorized 1,000,000 shaes of stock having $.01 par value. The Company has not issued any stock nor has the company determined the rights and privileges of the preferred class.

                 c) Common Stock Transactions

                 During 1996 and 1995, the Company issued 175,000 and 210,000 shares respectively of its common stock in settlement of compensatory obligations of $38,500 and $25,900 for the years ended December 31, 1996 and 1995, respectively.

                 As discussed further in Note 8, the Company entered into a settlement agreement on December 27, 1996. Pursuant to the agreement the Company was required to make a payment of $250,000 through the issuance of 2,941,176 shares of the Company's restricted common stock.

                 During November of 1996, the Company and certain of its debt holders agreed to convert principal of $1,250,000 and related accrued interest of $114,785 into 7,861,091 shares of common stock.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 7 -       STOCKHOLDERS' EQUITY (Continued)

               Common Stock Transactions (Continued)

               To induce the note holders to an early conversion, the Company reduced the conversion rate provided for in certain of the original convertible loan agreements. Substantially, all of the debt conversions were executed at the conversion rate of $0.22 per share of debt.

               On December 28, 1993, the holders of the convertible promissory notes, aggregating $509,298, converted their promissory notes into 325,000 shares of the Company's common stock. The actual share certificates were issued on October 31, 1994, along with 57,878 additional shares in consideration for the delay in issuing the original shares. The note holders agreed not to sell more than one half (-1/2) of the total number of shares received for a period of twelve (12) months from the date the certificates were received, the balance of the shares could be sold at any time subsequent to May 15, 1995. In consideration of the note holders' agreement not to sell more than one half of the shares received during the initial twelve-month period, the Company guaranteed the note holders will aggregate a value equal to five ($5.00) per share for all shares received in the conversion. Under the guarantee provisions described above, the Company was required to issue an additional 1,335,543 shares of its common stock in 1995.

               The Company's current management has conducted an internal audit of its debt and equity structure. At this time, the Company's management believes that certain stock issuances to the Company's former chairman, Mikimak, Ltd. and others, during the periods 1991 through 1993, were without consideration and are, therefore, subject to cancellation (see Note 9).

               d)   Stock Options

               The Company has granted options to purchase shares of the Company's common stock to officers, key employees, consultants and financing sources as follows:

                    (1)    1995 Stock Option Plan

                    The Company's 1995 Stock Option Plan (the "Option Plan") was adopted by the Board of Directors and stockholders of the Company in February 1995. Under the Option Plan, 5,000,000 shares of the Company's common stock (subject to certain adjustments) are reserved for issuance upon the exercise of options. Options granted under the Option Plan may be either (i) options intended to constitute incentive stock options under Section 422 of the Internal Revenue Code of 1986 (the "Code"), as amended, or (ii) non-qualified stock options. Incentive stock options may be granted under the Option Plan to employees (including officers and directors who are employees) of the Company on the date of grant. Non-qualified options may be granted to (i) officers and directors of the Company on the date of the grant, without regard to whether they are employees, and (ii) consultants or advisors to, agents or independent representatives of the Company.

                    By its terms, the Option Plan is to be administered by a committee(the "Committee") appointed by the Board of Directors which shall consist of either the entire Board of Directors, all of whom must be disinterested persons, or by a committee of two or more persons (who must be directors), all of whom must be disinterested persons and who serve at the discretion of the Board of Directors. Subject to the provisions of the Option Plan, the Committee has the authority to determine the persons to whom options will be granted, the exercise price, the term during which options may be exercised and such other terms and conditions as it deems appropriate. However, directors who are not officers of the Company will only receive automatic grants of non-qualified stock options on a periodic basis pursuant to a formula specified in the Option Plan. The Option Plan provides for a limit of up to 500,000 options per person.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 7 -       STOCKHOLDERS' EQUITY (Continued)

                    (1)    1995 Stock Option Plan (Continued)

                    Incentive stock options granted under the Option Plan may not have an exercise price less than the fair market value of the common stock on the date of the grant (or 110% of the fair market value in the case of employees holding ten percent or more of the voting stock of the Company). Options granted under the Option Plan will expire, not more than ten years from the date of the grant (5 years in the case of incentive options of employees holding ten percent or more of the voting stock of the Company) subject to earlier termination under the Option Plan. Optionees under the Option Plan may exercise their options by paying cash, by using the cashless exercise procedure allowed under Federal Reserve Regulation T or by tendering shares of Company common stock that they already own. Options generally become exercisable over a three-year period.

                    Included in incentive stock options exercised in 1995 are options for 12,500 shares exercised by an officer of the Company at $0.50 per share. The officer paid for the shares by issuing a three-month note payable to the Company aggregating $6,250. The note bears interest at 10% per annum and is included in the accompanying consolidated financial statements as a reduction of stockholders' equity.

                    For options granted under the non-qualified plan, compensation expense is recorded on the date of grant and is measured by the amount per share that the fair market value of the underlying shares on the date of grant exceeds the grant price. In March of 1995, the Company granted 2,302,703 non-qualified stock options under the Option Plan which were exercisable at $.01 per share. Compensation expense for the year ended December 31, 1995 amounted to
                    $898,054 related to granting of these options.   In August
                    of 1995, in connection with the employment agreements described in Note 7, the Company granted non-qualified stock options to three officers aggregating 900,000 shares. The compensatory portion of such grants aggregated $720,000 and is being amortized over the twenty four-month period commencing April 1, 1995. Amortization for the years ended December 31, 1996 and 1995 was $360,000 and $270,000, respectively.

                    During the year ended December 31, 1995, 1,117,727 non-qualified stock options were exercised at $0.01 per share. Certain of the stockholders paid for such shares by issuing three-month notes payable to the Company aggregating $11,044. These notes bear interest at 10% per annum and are included in the accompanying consolidated financial statements as a reduction of stockholders' equity.

                    During the year ended December 31, 1995 options granted under the Option Plan to three officers of the Company exceeded the 500,000 prescribed limit provided for in the Option Plan. The options granted in excess of such limit approximated 1,500,000 options.

                    Management believes that the options granted were in compliance with the Option Plan and has asked its corporate counsel to review the transactions and advise as to compliance with the Plan. Management of the Company has agreed to revise and/or cancel options granted to the extent that its corporate counsel concludes that an over-issuance had occurred.

                    (2)    Non-Qualified Stock Options Outside the Option Plan

                    From time to time, the Company issues non-qualified stock options outside the option plan described in (1) above. These options are generally granted to consultants for past services and are granted to note holders in connection with financing agreements. During 1995, the Company recorded compensation expense aggregating $501,422 related to the granting of 1,285,696 non-qualified options, exercisable at $.01 per share, outside of the Option Plan. The expense was calculated on the date of grant and was measured by the amount per share that the fair market value of the underlying shares on the date of grant exceeded the grant price.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 7 -       STOCKHOLDERS' EQUITY (Continued)

                    (3)    Shares Under Option

                 There were no options granted or exercised during the year ended December 31, 1996. The following is a summary of activity and information relating to shares (rounded to whole shares) subject to option under the above described plans for the year ended December 31, 1995:


                 Options Granted:                                        Incentive    Non-Qualified
                                                                      Stock Options   Stock Options
                                                                        ----------     ----------
                 1995 Stock Option Plan
                   ($0.50 - $0.87/share)                                 1,028,900           --
                 1995 Stock Option Plan
                   ($0.01/share)                                              --        3,202,703
                 Outside the Option Plan - consultants
                   ($0.01 - $1.06/share)                                      --        1,595,696
                 Outside the Option Plan - financing
                    agreements ($0.30 - $2.00)                                --        1,833,333
                                                                        ----------     ----------

                                                                         1,028,900      6,631,732
                                                                        ----------     ----------

                 Options Exercised:


                 1995 Stock Option Plan
                   ($0.50/share)                                            12,500           --
                 1995 Stock Option Plan
                   ($0.01/share)                                              --        1,117,727
                 Outside the Option Plan
                   ($0.01 - $1.06/share)                                      --             --
                                                                        ----------     ----------
                                                                            12,500      1,117,727
                                                                        ----------     ----------

                 Options Expired:
                 ----------------

                 1995 Stock Option Plan
                    ($0.50 - $0.87/share)                                     --             --
                 1995 Stock Option Plan
                    ($0.01/share)                                             --             --
                 Outside the Option Plan - consultants                        --             --
                 Outside the Option Plan - financing
                 agreements ($0.30 - $2.00)                                   --          183,333
                                                                        ----------     ----------
                                                                              --          183,333
                                                                        ----------     ----------

                 Balance - End of Year:


                 1995 Stock Option Plan
                   ($0.50 - $0.87/share)                                 1,016,400           --
                 1995 Stock Option Plan
                   ($0.01/share)                                              --        2,084,976
                 Outside the Option Plan - consultants
                   ($0.01 - $1.06/share)                                      --        1,595,696
                 Outside the Option Plan - financing
                   agreements ($0.30 - $2.00)                                 --        1,700,000
                                                                        ----------     ----------

                 Total Outstanding Options as of December 31, 1996
                      and 1995, all of  which  were  exercisable at
                      December 31, 1995                                  1,016,400      5,360,672
                                                                        ----------     ----------

                 Total Value at Option Price                            $  806,200     $1,647,907
                                                                        ==========     ==========

                 Shares available for future grant:

                               1995 Stock Option Plan                                     768,397
                                                                                       ==========

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



NOTE 7 -         STOCKHOLDERS' EQUITY (Continued)


                    e) Warrants to Purchase Common Shares

                    Under various promissory notes agreements executed during 1995, the Company granted to certain note holders warrants to purchase 848,323 shares of the Company's common stock. The warrants, which carry certain anti-dilution provisions, become issuable upon the conversion of the notes and become exercisable one year from such issuance date. The warrants are exercisable at prices ranging from $0.50 per share to $1.50 per share. No warrants were issued or exercised during the years ended December 31, 1996 and 1995.



NOTE 8 -         LOSS FROM LITIGATION SETTLEMENT

                    On December 27, 1996, the Company entered into a settlement agreement with a shareholder in connection with prior purchases of the Company's common stock. The settlement agreement provides for the Company to issue a $250,000 promissory note and a $250,000 payment through the issuance of 2,941,176 shares of the Company's restricted common stock which was deemed the fair market value at December 27, 1996. Included in the year ended December 31, 1996 Statement of Operations, the Company has recognized the loss from this settlement amounting to $500,000.


NOTE 9 -         COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

                    Lease Obligation

                    At December 31, 1996, the Company had obligations under various long-term operating leases for office space, equipment and certain automobile. Estimated minimum annual rentals under the leases are as follows:


                Period Ending
                December 31,
                -------------
                    1997                             $   43,434
                    1998                                  17,646
                                                     -----------
                                                     $   61,280
                                                     ===========



                    Rental expense for the years ended December 31, 1996 and 1995 was $35,695 and $44,160, respectively.


Employment and Consulting Agreements

                    On April 1, 1995, the Company entered into three employment agreements with its officers. The agreements provide for monthly salaries aggregating $30,000 and cover a two-year period with automatic annual renewals. In addition to the compensation described above, the Company granted these officers 1,200,000 options, of which 900,000 were exercisable at $.01 per share, under the Option Plan described in Note 7(d). The officers have agreed to defer 40% of their respective salaries until a financing of at least $3.5 million is raised by the Company. The accrued salaries under these agreements at December 31, 1996 approximated $407,450.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 9 -         COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

                 Employment and Consulting Agreements (Continued)

                 During 1995, the Company entered into a consulting agreement obligating the Company to pay $5,000 per month. The agreement was for an initial term of six months which expired October 15, 1995. The Company exercised its option to terminate the agreement effective February 22, 1996. Total consulting fee for the year ended December 31, 1995 amounted to $42,500.

                 The Company had a consulting and employment agreement with its former president which was to expire on January 31, 1995. The agreement provided for a minimum fee of $144,000 and was based on 10% of all private monies raised by the consultant, exclusive of an additional 2% expense reimbursement. The consultant was entitled to receive warrants and/or common stock in the Company on a deal-by-deal basis. The agreement also provided for an automobile allowance. This agreement was terminated July 31, 1994. Included in due to stockholders as of December 31, 1996 is $101,966 for services under the agreement and other advances.

                 The Company had a consulting and employment agreement, expiring January 31, 1995, with the former Chairman of the Board of the Company. The agreement provided for annual consulting fees of $144,000 for the first year and was subject to an annual adjustment thereafter. This agreement also provided for an automobile allowance. Included in due to stockholders as of December 31, 1996 is $72,275 for services under the agreement and other advances.

                 Potential Securities Act Liabilities

                 The Company has sold securities and notes without registration under the Securities Act of 1933, as amended (the "Act"), or without qualification under the securities (blue sky) laws of certain states. As a result of such sales, and a subsequent transfer of the shares by the original purchasers, the Company has not determined it can claim valid exemptions for such sales since the burden of proving any exemption is on the Company.

                 Therefore, no assurances can be given as to the existence or extent of any liability which may result for violating the registration or qualification provisions of the federal or state securities laws. The Company thus may have a continuing contingent liability under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and various state securities laws for an undetermined amount for an undetermined period.

                 Potential Liability for Over-issuances

                 Between December 16, 1992 and February 17, 1994, the Company issued more shares of its common stock than it had authorized by its Certificate of Incorporation. Thus, approximately 15,000,000 shares of the Company common stock were "overissued". Under the Uniform Commercial Code, the Company is obligated to either refund the purchase price or go into the market and repurchase available shares to cover the over-issuance. The Company has done neither of these two acts.

                 Potential Liability for Rescission of Dividends

                 In February 1994, the Company declared a stock dividend on a 10 to 1 basis of the following corporations, all of which are subsidiaries of the Company. The Titrode Corporation, The Metafuse Corporation, Electronics Recovery Systems, Inc., Titherm Technology Corporation and Shield Safe, Inc. In connection with such dividends, each subsidiary was to receive a license for a particular technology owned by the Company. The Company's Board of Directors has subsequently rescinded such stock dividends principally because of the concern that such dividends may not comply with Delaware law since such dividends would strip the Company of most of its valuable assets. It is possible that a shareholder could challenge the rescission of the dividend and it is unclear whether such rescission will be upheld by a Delaware court. Thus, the shareholders entitled to such dividends may have a right to seek payment of such dividend.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 9 -         COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)


                 Litigation/Disputes

                 a) The Metafuse technology was utilized to coat copper-alloy resistance welding electrodes (welding tips) through the fusion of titanium carbide or molybdenum tungsten onto and into copper-alloy welding tips ("TiTRODEs"). TiTRODE electrodes have been successfully tested by the Chrysler Corporation ("Chrysler") for use on its assembly lines. Chrysler has conducted 18 months of testing on the TiTRODE type electrodes and has since integrated them into certain of its manufacturing plants. TiTRODE type electrodes are being sold to Chrysler by a Canadian corporation, with which the Company claims to have an written agreement beginning in January 1994, whereby the two parties would share net revenues derived from the sale of TiTRODEs. The net revenues from the sale of TiTRODEs to Chrysler have not been dispersed to the Company and the Company has requested an informal accounting to determine the amount of money due to it pursuant to the above referenced written agreement. No revenue has been recognized to date from this venture, as the Company cannot predict the outcome of this request. The Company intends to retain legal counsel to enforce its written agreement.

                 b) Emerson v. Orbit Technologies, Inc. et al..  Plaintiff
                    claims that Richard A. Wall, a former officer of Orbit, caused restricted stock to be issued to her without disclosing the restriction. Emerson seeks damages of approximately $125,000. Orbit is named as the issuing corporation. Plaintiff failed to timely serve Wall and he has been dismissed in the main action. Orbit has filed a cross complaint against Wall for indemnification and, in addition, is seeking to invalidate his Orbit stock holdings and recover monies as a result of Wall's actions. Orbit's Cross Claim for indemnification against Mr. Wall was dismissed on procedural grounds. No discovery has yet been conducted and, thus, it is impossible to estimate the
                    chances of success.       However,  since Orbit received no
                    consideration for the stock, the Company counsel believes there are strong affirmative defenses to Emerson's claims. Orbit intend to vigorously defend and pursue all claims in this action.

                 c) Orbit Technologies, Inc. v. First Liberty Investment Group,
                    Inc. ("First Liberty"). This is an action to recover investment banking fees paid to the defendant by Orbit. A settlement was reached in March of 1997, whereby First Liberty agreed to pay Orbit $15,000 in full settlement of all obligations.

                 d) Joseph vs. Orbit Technologies Inc.  In October 1995, the
                    Company commenced an internal audit of its debt and equity structure. In February 1996, preliminary findings of the internal audit suggested that certain stock issuance to former officers and related entities were without consideration. This resulted in a request made by the Company upon certain individuals, including former directors and officers of the Company, to surrender stock issued to and held by them for purposes of cancellation. One of the individuals, subject to the internal audit and request to surrender stock for cancellation, Adrian Joseph ("Joseph"), the Company's former chairman and president, has initiated a judicial action in the Superior Court of California, County of San Diego, seeking a declaration of his rights in and to Orbit stock. The Company has sought to cancel all stock held, possessed or controlled by Mr. Joseph either in his individual capacity, his family or corporations. The Company and current management prevailed in that action as the court denied the challenge of Joseph. Although Joseph's stock was not canceled in this action, the court prevented Joseph from interfering with the business of the Company for a period of one year or the length of any action brought by the parties.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 9 -         COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

                 d) Joseph vs. Orbit Technologies Inc. (Continued)

                    Adrian Joseph, Orbit former CEO, President and Chairman, filed an action for declaratory relief seeking to validate his stock holdings in Orbit. Orbit has cross-claimed against Joseph and Tatum Singletary, another former officer, seeking to invalidate prior issuance of stock in connection with certain questionable transactions discussed above.

                    On October 21, 1997, the San Diego Superior Court of California ordered Joseph, Singletary, Mikimak, Ltd., a foreign corporation controlled by Joseph, to surrender 10,418,988 shares of Orbit common stock to the extent that said common stock are within their possession, custody or control.

                    The Company has not retrospectively adjusted its outstanding shares at December 31, 1996, since management cannot determine the number of shares held by the plaintiffs, and it is more likely than not the plaintiffs will appeal the judgment.

                 e) Jeffer, Mangels, Butler & Marmaro, LLP v. Orbit
                    Technologies, Inc.. Action by former attorneys of Orbit to compel arbitration to recover attorney fees. Orbit stipulated to arbitration of fee dispute and stipulated to entry of interim arbitration award in the amount of approximately $110,000, subject to any defenses, offsets or claims, which Orbit is asserting by way of a separate legal malpractice action.

                    The Company's legal malpractice action was directed to arbitration by a retainer agreement signed by Mr. Joseph, in his capacity when he was with the Company, who was a personal client of Jeffer, Mangels, Butler & Marmaro. Prior to Orbit's involvement with the firm Orbit declined to participate in the arbitration and is appealing the Judgment based on the same. Orbit has filed a Notice of Appeal.

                 f) Sansone v. Joseph, et al.  Action by shareholder to recover on $50,000 note signed by Joseph and Orbit which Orbit has defaulted. Plaintiff has obtained a judgement against Joseph for the full amount of the debt and has attached $60,000 of sales proceeds owed to Joseph against which to collect. Joseph has cross-claimed against Orbit for indemnification. Based on documents reviewed to date, the Company counsel believes that Orbit's exposure to Joseph on the cross-claim appear minimal.

                 h) Benveniste, et. al. vs. Orbit and Its Officers.  The action was filed on March 6, 1997 in the Los Angeles Superior Court. The action is to collect principal, interest and other fees and damages relating to various promissory notes executed between the plaintiffs and Orbit during 1995 aggregating $600,000 and loans made during 1992 aggregating $197,000.

                    The plaintiffs allege that the defendants violated the securities laws of the state of California and made negligent misrepresentations related to Company's technologies, thereby inducing them to loan monies to the Company. The plaintiffs also allege that, pursuant to an oral agreement with an officer of the Company, the exercise price for various stock options to acquire Orbit stock was reduced to $0.10 per share and the conversion price under various convertible loan agreements between the plaintiffs and Orbit was also reduced to $0.10. Further, the plaintiffs allege that they have not received 500,000 shares of Orbit stock promised as additional compensations under such agreements and that debt related to the 1992 loans of $197,000 is not reflected on the Company's books.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 9 -         COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

                 h) Benveniste, et al vs. Orbit and its officers (continued)

                    Management contends that all of the debt and related fees and shares of common stock are properly reflected on Orbit's books as of December 31, 1996. The Company's records reflect that the debt related to the 1992 loans of $197,000 and related accrued interest was converted into 226,550 common shares of Orbit in 1993. Management also contends that there was no oral agreement to reduce the exercise and conversion prices of certain financial instruments. Further, management contends that there were no violations of securities laws, that no misrepresentations were made to plaintiffs and all other complaints are without merit.

                    Orbit contends that the plaintiffs loaned money to another entity, other than Orbit in 1992, for which Orbit has no liability. Additionally, Orbit contends that the
                    plaintiffs hold substantial shares       of Orbit common
                    stock which are void and/or voidable. By its Cross Complaint, Orbit seeks to cancel invalidly issued stock and recover money damages.

                    Management also contends that there was no oral agreement to reduce the exercise and conversion price of ceratin financial instruments. Further, management contends that there were no violations of securities laws, that no misrepresentations were made to plaintiffs and all other complaints are without merit.

                    Mangement has attempted to contact the subject note holders on numerous occasions over the last twelve months to work out the issues surrounding the loan agreements, set-off, and the respective claims against both parties. Attempts to amicably resolve the issues outside the court have been unsuccessful to date.


NOTE 10 -        INCOME TAXES

                    The components of deferred tax assets and liabilities at December 31, 1996 consist of the following:

                   Deferred Tax Assets:
                     Net operating loss carryforwards             $3,234,800
                     Tax effects of temporary differences (1)        848,100
                     Start-up costs                                  362,600
                                                                  ----------

                       Total Gross Deferred Tax Assets             4,445,500

                     Less:  Valuation allowance
                                                                   4,445,500
                                                                  ----------
                     Net Deferred Tax Assets                      $        -
                                                                  =========

                  (1) Temporary difference giving rise to the deferred tax asset at December 31, 1996 primarily relates to compensatory element of its grants of stock options.

         The net change in the valuation allowance for deferred tax assets was an increase of $686,200.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 10 -        INCOME TAXES (Continued)



                    As of December 31, 1996, the Company had available approximately $9,514,000 of net operating losses for income tax purposes that may be carried forward to offset future taxable income, if any. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating loss carry forwards in the event of an ownership change as defined by the Internal Revenue Code.


                    These carryforwards expire in the following approximate amounts:

                       Year of
                      Expiration
                      ----------
                         2000                                     $  557,000
                         2001                                        726,000
                         2002                                         43,000
                         2003                                          2,000
                         2004                                          2,000
                         2005                                          1,000
                         2006                                      1,319,000
                         2007                                        937,000
                         2008                                      1,735,000
                         2009                                        933,000
                         2010                                      1,832,000
                         2011                                      1,427,000
                                                                  ----------
                                                                  $9,514,000
                                                                  ==========



               A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:


                                                              YEARS ENDED DECEMBER 31,

                                                             1996             1995
                                                          -----------      -----------
                   Computed tax at the statutory rate     $  (689,520)     $(1,410,246)
                   Non-deductible expenses                      3,300            4,021
                   Tax effects of temporary
                     differences                              235,000          613,148
                   Start-up costs                             (34,018)         170,091
                   Unutilized net operating loss              485,238          622,986
                                                          -----------      -----------
                                                          $         -      $         -
                       Income Tax Expense
                                                          ===========      ===========

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 11-         SUPPLEMENTAL CASH FLOW INFORMATION

                    During the years ended December 31, 1996 and 1995, the Company paid $9,120 and $71,433 for interest, respectively.

                    Non-Cash Transactions

                    During the year ended December 31, 1996:

                    a) The Company issued 175,000 shares of common stock as consideration for current compensatory obligation amounting to $38,500.

                    b) Convertible promissory notes and related accrued interest aggregating $1,364,784 were converted to 7,861,091 shares of common stock.

                    c) In connection with a legal settlement agreement, the Company issued a $250,000 promissory note and 2,941,176 shares of its common stock valued at $250,000.

                    During the year ended December 31, 1995:

                    a) The Company issued 210,000 shares of its common stock as consideration for current compensatory obligations.

                    b) Accrued interest of $24,833 was converted to long-term debt.

                    c) Common stock issued and options exercised in exchange for notes receivable from stockholders totaled $17,294.


NOTE 12 -        LICENSE AND RESEARCH AGREEMENTS

                    On September 28, 1988, the Company entered into a license agreement, as amended, with Davis, Joseph & Negley ("DJN") pursuant to which the Company licensed certain technology relating to the deposition of metallic coatings on conducting surfaces known as the "Metafuse" process. DJN, in consideration of the issuance of the license by the Company, agreed to assume the Company's indebtedness to the Company's Chairman of the Board in the amount of $175,000. In addition, DJN agreed to pay the Company a royalty equal to 3% of DJN's gross sales for all devices manufactured by DJN and 5% of all monies actually received by DJN from its direct or indirect sublicenses. Neither DJN nor its sublicensees have manufactured any devices and, therefore, no royalties have been received. The license agreement shall terminate concurrently with the latest to expire of the letters patent issued to the Company. The Company does not anticipate any royalties under this agreement.

                    On August 29, 1991, the Company entered into an additional license agreement with DJN using the "Metafuse" process. DJN, in consideration of the issuance of the license by the Company, agreed to pay the Company $20,000 upon the execution of the agreement and an additional payment of $100,000 was received in July 1994. DJN agreed to pay the Company a 5% royalty on the gross income derived from the sale of licensed products manufactured by DJN or by any direct or indirect sublicensee of DJN. Neither DJN nor its sublicensees have manufactured any licensed products and, therefore, no royalties have been received. The license agreement shall terminate concurrently with the latest to expire of the letters patent issued to the Company. The Company does not expect any royalties under this agreement.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 12-         LICENSE AND RESEARCH AGREEMENTS (Continued)

                 On May 13, 1994, the Company entered into a license agreement with The Regents of the University of California ("The Regents") for diamond and diamond film deposition and methods of doping diamond films. The license agreement grants to the Company an exclusive license to make, have made, use and sell licensed products and to practice licensed methods. The license also grants the Company the right to issue exclusive or nonexclusive sublicenses to third parties. In consideration for the license, the Company paid $25,000. The agreement calls for a royalty of five percent of net sales with a minimum royalty payment of $25,000 beginning twenty-four months after the effective date of the agreement. The agreement shall remain in effect for the life of the last-to-expire patent, unless terminated earlier per the agreement. The $25,000 fee was recorded as an intangible asset and was being amortized over seventeen years. The entire unamortized balance of $24,265 was written off in 1995 as a result of a dispute between the Company and the Regents. The Company terminated the agreement in 1996.

                 On May 13, 1994, the Company also entered into a research agreement with The Regents for the period June 1, 1994 - April 30, 1996. The work to be performed is in accordance with the research proposal entitled "Semi-Conducting Diamond Films". The cost to the Company for the performance under the agreement is estimated to be $350,000, payable in eight quarterly installments of $43,750 beginning on June 1, 1994. Only the first installment due June 1, 1994 was paid and work has been suspended. Either the Company or The Regents may terminate the agreement by giving thirty days written notice to the other. The quarterly installments are being written-off in the period covered by the payment. Due to the dispute described previously, only $75,000 was paid and expensed during 1995. The Company terminated the agreement in 1996.

                 On January 20, 1995, the Company entered into a letter of intent with the Yulin District Economics and Trade Development Corporation in Guangxi, Peoples Republic of China ("YDETDC"). Pursuant to the letter of intent, the parties contemplated entering into a joint venture to initially set up two mini processing lines, each capable of processing one ton of titanium per eight-hour shift. Current negotiations in the formation of a joint venture agreement are at a standstill and the Company does not expect this project to materialize. The Company incurred legal and professional fees and other expenses aggregating $329,000 related to this unsuccessful project.

                 On March 8, 1995, the Company entered into a Heads of Agreement with Rhone-Poulenc VSI Chemicals, a wholly owned subsidiary of Rhone-Poulenc. The letter of intent contemplates entering into a joint cooperation agreement to test, evaluate, sell and manufacture Ceramic Silicone Foam ("CSF"). No assurances can be given that a joint cooperation agreement will be entered into, the CSF can be successfully sold or that the joint venture will be commercially successful. The Company does not expect this project to be completed.

                 In May 1996, the Company was awarded a contract to participate in the Department of Energy's Landfill Stabilization Project to evaluate materials for treating existing hazardous waste at the Idaho National Engineering Laboratory's Subsurface Disposal Areas. These landfill sites are composed of a variety of mixed waste materials including radioactive waste. Several different materials have been selected for testing and Orbit was awarded a category sole source contract to test and evaluate its CSF. The contract provides for initial bench testing with options that can be exercised for more extensive field-testing.

                 In November 1996, the Company signed a Teaming Agreement with Ecology and Environment, Inc. (International Specialists in the Environment), for the sole purpose of identifying and pursuing mutually agreeable business opportunities within the U.S. Departments of Energy and Defense, and other federal and state government agencies and the private sector where the environmental application of the CSF technology is possible. Identification and pursuit of business opportunities includes technology development (i.e., both system design and application identification and construction), sales and client development efforts, the bid/proposal process, and the contract negotiation process regarding awarded projects.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 13-         SUBSEQUENT EVENTS


                 Notes Payable

                 a) During the first quarter of 1997, the Company converted $42,750 of principal and related accrued interest of approximately $6,915 into 319,499 shares of the Company's common stock.

                 b) On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000 payable in $100,000 installments on May 27,1997, September 5, 1997 and December 3, 1997. The installment loan bears interest at 12% per annum and is due on May 27, 1997. The loan agreement provides for a minimum semi-annual interest payment of $6,000 commencing December 6, 1997. The installment note is collateralized by the Company's rights, titles and patents, technology known as "Ceramic Silicone Foam." As additional consideration for the $300,000 loan the Company agreed to issue 300,000 shares of the Company's restricted common stock to the shareholder. The Company will record the additional consideration as interest expense amounting to $42,750 which is based on the fifty percent (50%) of the fair market value of the common stock at May 27,1997, the date of the installment loan agreement. Furthermore, the Company granted the shareholder the right to purchase 150,000 shares of restricted common stock at seventy-five present (75%) of the fair market value for a period of 180 days commencing May 27, 1997, the date of the installment agreement.

                 c) On July 21, 1997, the Company borrowed $25,000 from a private investor and issued a convertible promissory note that matures July 21, 1998 and bears interest at 10% per annum.
                 The note principal balance and accrued interest can be converted into the Company's common stock at a rate of $0.20 per share of debt.

                 d) From January 1, 1997, through September 30, 1997, the Chairman of the company has provided funds to the company amounting to approximately $83,000. Said loans bear interest of 10% percent per annum and mature one year from the date of issuance. Each loan is evidenced by a promissory note. The principal and related accrued interest can be converted into common stock at a rate of $0.10 - $0.20 per share of debt.

                 Litigation

                 Benveniste, et al. vs. Lahey, et al.   On June 2, 1997,
                 Richard Benveniste and Edgar Benveniste filed suit in the Delaware Court of Chancery on behalf of themselves and purportedly on behalf of the Company against James B. Lahey, James A. Giansiracusa, Stephen V. Prewett, Ian C. Gent and William N. Whelen. The complaint sought a determination by the Court of Chancery (I) as to who constituted the valid directors of the Company in connection with a written consent action initiated by the plaintiffs or, (ii) in the alternative, that the Company be required to hold a annual meeting of shareholders.

                 On September 2, 1997, the Court of Chancery decided to defer a decision on the defendants' motion to dismiss until such time as an annual meeting of the Company's shareholders was held. The Court thereafter ordered that the Company hold its annual meeting. The Company is in the process of completing the Court's requirements and is scheduling a meeting before the end of the 1997 year.

                 Jacobs vs. Orbit. This action was filed on June 27, 1997, in the Superior Court of California, County of Los Angeles as Case No. BC 173600. The plaintiff seeks money damages allegedly attributable to his inability to sell restricted stock. Management believes this action has no merit.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 13-         SUBSEQUENT EVENTS (Continued)


                  Management Compensation Plan

                  On January 3, 1997, the Board of Directors instituted an incentive compensation plan for the Company's key personnel. The plan provides for the issuance of 100,000 shares of common stock for each of the five events described as follows:

                  1. An increase in the common stock price to $1.00 per share by December 31, 1997.

                  2.       First revenue producing contract.

                  3.       A singular funding of $1,000,000 or more.

                  4. The filing of registration statement or the reduction of debt over $1,000,000 via a stock conversion or other means.

                  5. Cancellation and or the surrender of shares by former officers, directors, consultants, etc. who are subject to various legal action by the Company.

               If all the events are accomplished by December 31, 1997 an additional 100,000 shares will be issued to each key personnel.