Form 10QSB
period 1997-03-31
ORBIT TECHNOLOGIES INC /DE/
filed 1998-04-15
CIK 937814

                                   FORM 10-QSB


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 1997


                ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE EXCHANGE ACT


                           Commission File No. 0-25548


                            ORBIT TECHNOLOGIES, INC.




         Delaware                                      841 00 1269
 (State of Jurisdiction of                (I. R. S. Employer Identification No.)
Incorporation or Organization)



        2011 Palomar Airport Road, Suite 100, Carlsbad, California 92009
                    (Address of Principal Executive Offices)



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
Yes      No  X
    ----   ----


The number of outstanding shares of the registrant's only class of common stock as of March 31, 1997: 20,303,028.



        Transitional Small Business Disclosure Format: Yes         No   X
                                                           -----      -----

INTRODUCTION. The Company is filing this periodic report after the due date that is prescribed by current regulations. Information presented is as of March 31, 1997, unless otherwise specifically indicated to the contrary. Despite the foregoing, this report is not intended to cover all matters and events to the date of filing this report.

This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. (See accompanying Financial Report for the period ended March 31, 1997.)

ITEM 2. PLAN OF OPERATION

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

        Until completion of the development of a technology and the commencement of sales of technology, the Company will have no operating revenues but will continue to incur substantial expenses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

        To date, the Company has funded its operations from the private sales of Common Stock or notes (most of which have been converted into Common Stock). Such sales have been able to fund only minimal operations and technological developments. Development and exploitation of technologies have been delayed by lack of adequate funding.

        The Company will require additional financing. No assurance can be given that additional financing be obtained, or if obtainable, that the terms will be satisfactory to the Company. The Company has limited working capital. In order to finance its proposed business, the Company will need to obtain additional financing in the next twelve months.

        The Company is exploring additional sources of working capital including borrowing, sales of securities, joint ventures and the licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 1997. Further, the Company is in discussions with certain investment bankers about offerings to raise additional capital. No assurance can be given that the Company can successfully obtain any working capital or complete any proposed offerings or if obtained, and that such funding will not cause a dilution to shareholders of the Company.

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

        The Company is examining ways to reduce its existing liabilities including exchanging some of such liabilities with affiliates and others for shares of its Common Stock. No assurance can be given that such efforts will be successful.

        The Company does not expect to make any significant capital purchase in 1997, except for TiTRODE and Ceramic Silicone Foam (CSF).

        The Company has been awarded small research and development contracts based on initial positive results of tests by the Idaho National Engineering Laboratory (INEL) for use of Orbit's Ceramic Silicon Foam (CSF) material for stabilizing radioactive calcine waste. Orbit has made additional proposals for continue evaluation of CSF for use at INEL and believes those proposals will continue to receive positive consideration for future contracts.

        In May, 1997, the Company was awarded a contract to participate in the Department of Energy's Landfill Stabilization Project to evaluate materials for treating existing hazardous waste at the Idaho National Engineering Laboratory's Subsurface Disposal Areas. These landfill sites are composed of a variety of mixed waste materials including radioactive waste. Several different materials have been selected for testing and Orbit was awarded a category sole source contract to test and evaluate its CSF. The contract provides for initial bench testing with options that can be exercised for more extensive field-testing.

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

        In November 1997, the Company signed a Teaming Agreement with Ecology and Environment, Inc. (International Specialists in the Environment), for the sole purpose of identifying and pursuing mutually agreeable business opportunities within the U. S. Departments of Energy and Defense, and other federal and state government agencies and private sectors where the environmental application of the CSF technology is possible. Identification and pursuit of business opportunities includes technology development (i. e., both system design and application identification and construction), sales and client development efforts, the bid/proposal process, and the contract negotiation process regarding awarded projects.

        In March 11, 1998, as a result of the success in the testing and evaluating of CSF under a contract award from a Lockheed Martin contract, a paper was presented at a conference in Tucson, Arizona, entitled Waste Management 98.

Other Matters.

        None.

                           PART II - OTHER INFORMATION

ITEM 1 . LEGAL PROCEEDINGS.  No change.

ITEM 2.  CHANGES IN SECURITIES. No change.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)        LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

                   (1)     Financial Statements.

                   (2)     Exhibits - See (C) below.

        (b)        REPORTS ON FORM 8-K.  None.

        (c)        EXHIBITS.

                   (3)(i)  Articles of Incorporation (1)

                   (3)(ii) By-laws. (1)

                   (10)    Material contracts. (1)(2)

                   (15)    Letter on unaudited interim financial information.(3)

(1) Previously filed as part of the Form 10 filed in May 1995 and which is hereby incorporated by reference.

(2) Previously filed as part of the Form 10-KSB for 1996 and which is hereby incorporated by reference.

(3) See Orbit Technologies Inc. and Subsidiaries Financial Report for the period ended March 31, 1997.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORBIT TECHNOLOGIES INC.
-----------------------
      Registrant



Date: April 1, 1998                  By: /S/ JAMES B. LAHEY
                                         _________________________________
                                         James B. Lahey, Chief Executive Officer
                                         Chairman of the Board of Directors




Date: April 1, 1998                  By: /S/ JAMES A. GIANSIRACUSA
                                         ________________________________
                                         James A. Giansiracusa, Secretary/Chief
                                         Financial Officer

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES


                                FINANCIAL REPORT


                                 MARCH 31, 1997

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                                 MARCH 31, 1997



PART I  -  FINANCIAL INFORMATION

   ITEM 1  -  FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS                                                      F-1
          At March 31, 1997 and December 31, 1996


      CONSOLIDATED STATEMENTS OF OPERATIONS                                            F-2
          For the Three Months Ended March 31, 1997 and 1996


      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                              F-3
          For the Three Months Ended March 31, 1997 and 1996


      CONSOLIDATED STATEMENTS OF CASH FLOWS                                            F-4
          For the Three Months Ended March 31, 1997 and 1996


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-5 - F-11


   ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                    At                  At
                                                              March 31, 1997       Dec. 31, 1996
                                                              --------------       -------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                          $      2,357       $        188
  Prepaid expenses                                                      --               10,353
  Advances to officer                                                   --                1,341
                                                                ------------       ------------
    TOTAL CURRENT ASSETS                                               2,357             11,882

PROPERTY AND EQUIPMENT - At cost, net of accumulated

  Depreciation                                                       247,113            250,829

INTANGIBLE ASSETS, Net of accumulated amortization                    76,788             78,071

OTHER ASSETS                                                           4,015              4,015
                                                                ------------       ------------
    TOTAL ASSETS                                                $    330,273       $    344,797
                                                                ============       ============



                    LIABILITIES AND STOCKHOLDERS' DEFICIEN CY


CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                     $  1,556,547        $  1,429,395
  Due to stockholders                                               200,466             200,466
  Notes payable                                                   1,586,582           1,552,902
                                                               ------------        ------------

    TOTAL CURRENT LIABILITIES                                     3,343,595           3,182,763

LONG-TERM NOTE PAYABLE                                              250,000             250,000

    TOTAL LIABILITIES                                             3,593,595           3,432,763
                                                               ------------        ------------

CONTINGENCIES AND OTHER MATTERS (Notes 1, 2 and 3)

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - par value $.01 per share; issued and
    outstanding - none                                                 --                  --
  Common stock - par value $.01 per share; 50,000,000
    shares authorized; 31,638,173 and 31,405,904 shares
 issued and outstanding as of March 31, 1997
 and December 31, 1996, respectively                                316,382             314,060
  Additional paid-in capital                                      9,862,953           9,835,247
  Accumulated deficit                                           (13,431,723)        (13,136,339)
  Unearned compensation and financing charges                          --               (90,000)
  Notes receivable from stockholders                                (10,934)            (10,934)
                                                               ------------        ------------

    TOTAL STOCKHOLDERS' DEFICIENCY                               (3,263,322)         (3,087,966)
                                                               ------------        ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  330,273        $    344,797
                                                               ============        ============



See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                 1997                1996
                                            ------------        ------------

REVENUE                                     $       --          $       --
                                            ------------        ------------

OPERATING EXPENSES
  Research and development                         6,841              12,209
  General and administrative                     158,430             225,056
  Compensatory element of stock
    options                                       90,000              90,000
                                            ------------        ------------

      TOTAL OPERATING EXPENSES                   255,271             327,265
                                            ------------        ------------

OPERATING LOSS                                  (255,271)           (327,265)
                                            ------------        ------------

OTHER EXPENSES
  Interest expense                                40,113              92,560
                                            ------------        ------------

      TOTAL OTHER EXPENSES                       (40,113)            (92,560)
                                            ------------        ------------

NET LOSS                                    $   (295,384)       $   (419,825)
                                            ============        ============

PER SHARE DATA:

NET LOSS PER COMMON SHARE                   $       (.01)       $       (.02)
                                            ============        ============


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND COMMON STOCK EQUIVALENTS
  OUTSTANDING                                 31,530,853          25,799,309
                                            ============        ============



See notes to consolidated financial statements.

                           ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                         (UNAUDITED)
                          FOR THE THREE MONTHS ENDED MARCH 31, 1997



                                                                                         Additional
                               Preferred Stock                   Common Stock              Paid-in
                            Shares          Amount          Shares          Amount         Capital
                         ------------    ------------    ------------    ------------    ------------
Balances at
 December 31, 1996                 --    $         --      31,405,904    $    314,060    $  9,835,247

Issuance of stock
 for conversion of
  notes payable                    --              --         232,269           2,322          27,706

Amortization of
unearned compensation              --              --              --              --              --

Net loss                           --              --              --              --              --
                         ------------    ------------    ------------    ------------    ------------

Balances at
March 31, 1997                     --    $         --      31,638,173    $    316,382    $  9,862,953
                         ============    ============    ============    ============    ============




                                             Unearned               Notes
                                             Compensation      Receivable
                            Accumulated       and Finance         from
                              Deficit          Charges        Stockholders        Total
                            ------------     ------------     ------------     ------------
Balances at
 December 31, 1996          $(13,136,339)    $    (90,000)    $    (10,934)    $ (3,087,966)

Issuance of stock
 for conversion of
  notes payable                       --               --               --           30,028

Amortization of
unearned compensation                 --          (90,000)              --          (90,000)

Net loss                        (295,384)              --               --         (295,384)
                            ------------     ------------     ------------     ------------

Balances at
March 31, 1997              $(13,431,723)    $         --     $    (10,934)    $ (3,263,322)
                            ============     ============     ============     ============



                      See notes to consolidated financial statements

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                                                 1997             1996
                                                              ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(295,384)       $(419,825)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
      Depreciation and amortization                               4,999            4,000
      Amortization of unearned finance costs                         --           28,450
      Compensatory element of stock options                      90,000           90,000
      Cash provided by (used for) the change in
        assets and liabilities:

            Decrease (increase) in prepaid expenses              10,353               --
            (Increase) decrease in advances to officer            1,341               --
            Increase in accounts payable and
                accrued liabilities                             129,860          223,962
                                                              ---------        ---------

              NET CASH USED IN OPERATING ACTIVITIES             (58,831)         (73,413)
                                                              ---------        ---------

CASH USED FOR INVESTING ACTIVITIES
   Capital expenditures                                              --          (64,084)
                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                    61,000          189,750
  Repayment of notes payable                                         --          (27,561)
                                                              ---------        ---------

          NET CASH PROVIDED BY FINANCING ACTIVITIES              61,000          162,189
                                                              ---------        ---------
INCREASE IN CASH                                                  2,169           24,692

CASH - BEGINNING                                                    188            4,703
                                                              ---------        ---------

CASH - ENDING                                                 $   2,357        $  29,395
                                                              =========        =========

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:

    Interest                                                         --        $   5,501
                                                              =========        =========
    Income taxes                                              $      --               --

SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
     Issuance of 232,269 shares of common stock for
       conversion of notes payable and accrued interest       $  30,028               --
                                                              =========        =========

    Issuance of 2,000,000 shares of common stock
       for conversion of notes payable                        $      --        $ 200,000
                                                              =========        =========



See notes to consolidated financial statements

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE  1 -      BUSINESS AND CONTINUED OPERATIONS

               Orbit Technologies Inc. (the "Company") was incorporated in the State of Delaware on April 29, 1985. The Company is a commercial technology research and development company holding rights to certain patents and their technologies.

               The Company's business plan is to develop certain technologies until commercially viable products are possible and to license or sell these technologies to affiliated and/or unaffiliated entities which are responsible for the production and marketing of any products resulting therefrom. Since its incorporation in 1985, the Company has pursued the research, development, acquisition and licensing of certain technologies. The Company concentrated its efforts in the areas of coatings technologies and new materials technologies. While the technologies are undergoing certain feasibility studies and testing, none has proved commercially feasible, except for the TiTRODE type electrodes. To date, the Company has not financially benefitted from the commercialization of the TiTRODE electrode (see Note 3.a).

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the three months ended March 31, 1997 and for the year ended December 31, 1996, the Company incurred net losses of approximately $295,000 and $2,028,000, respectively, and, as of March 31, 1997, had a stockholders' deficiency and a working capital deficiency of approximately $3,263,000 and $3,341,000, respectively. The Company is also in default on a significant number of loan agreements which total approximately $1,509,000 in principal and interest as of March 31, 1997 and is in arrears with substantially all of its other payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               The Company is exploring additional sources of working capital including private borrowings, sales of its securities, joint ventures and licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 1997. From January 1 through December 31, 1997, the Company's proceeds from all financing activities amounted to approximately $408,000 (see Notes 2 and 4).

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE  1 -    BUSINESS AND CONTINUED OPERATIONS (Continued)

             The Company is exploring ways to reduce its existing liabilities including exchanging certain of its liabilities for shares of its common stock. From January 1 through April 15, 1997, the Company exchanged $42,250 of principal on various promissory notes outstanding at December 31, 1996 for shares of common stock (see Notes 2 and 4).

             To date, the Company has not been successful in restructuring the remaining debt and the Company continues to be in default under such agreements. Further, one group of note holders, representing $600,000 of the promissory notes outstanding as of March 31, 1997, has filed a lawsuit against the Company to recover loans and other monies provided to the Company (see Note 3).

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

             The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1996, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

NOTE 2 -     CAPITALIZATION

             Conversion of Debt to Equity

             For the three months ended March 31, 1997 and for the year ended December 31, 1996, the Company converted $27,250 and $950,000, respectively, of principal, and related accrued interest amounting to $2,779 and $114,783, respectively, into 232,269 and 4,861,091 shares, respectively, of common stock. The Company is in default under the remaining note agreements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



NOTE 2 -     CAPITALIZATION (Continued)

             Borrowings Under Convertible Notes Payable

             For the three months ended March 31, 1997 and for the year ended December 31,1996 the Company borrowed $61,000 and $51,000, respectively, from its officers and issued convertible notes to reflect these borrowings. Each note bears interest of 10% per annum and is due one year from the issuance date. The notes principal and accrued related interest are convertible into common stock at the rate of $0.10 and $0.22 per share of debt. Of the $112,000 principal balance outstanding at March 31, 1997 $30,000 is convertible at $0.10 per share and the remaining notes principal balance are convertible at $0.22 per share.

NOTE 3 -     CONTINGENCIES AND OTHER MATTERS

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

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



NOTE 3 -     CONTINGENCIES AND OTHER MATTERS (Continued)

             c) Joseph vs. Orbit Technologies Inc. In October 1995, the Company
                commenced an internal audit of its debt and equity structure. In February 1996, preliminary findings of the internal audit suggested that certain stock issuance to former officers and related entities were without consideration. This resulted in a request made by the Company upon certain individuals, including former directors and officers of the Company, to surrender stock issued to and held by them for purposes of cancellation. One of the individuals, subject to the internal audit and request to surrender stock for cancellation, Adrian Joseph ("Joseph"), the Company's former chairman and president, has initiated a judicial action in the Superior Court of California, County of San Diego, seeking a declaration of his rights in and to Orbit stock. The Company has sought to cancel all stock held, possessed or controlled by Mr. Joseph either in his individual capacity, his family or corporations. The Company and current management prevailed in that action as the court denied the challenge of Joseph. Although Joseph's stock was not canceled in this action, the court prevented Joseph from interfering with the business of the Company for a period of one year or the length of any action brought by the parties.

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

                The Company has not retrospectively adjusted its outstanding shares at March 31, 1997 and December 31, 1996, since management cannot determine the number of shares held by the plaintiffs, and it is more likely than not the plaintiffs will appeal the judgment.

             d) Jeffer, Mangels, Butler & Marmaro, LLP v. Orbit Technologies,
                Inc.. Action by former attorneys of Orbit to compel arbitration to recover attorney fees. Orbit stipulated to arbitration of fee dispute and stipulated to entry of interim arbitration award in the amount of approximately $110,000, subject to any defenses, offsets or claims, which Orbit is asserting by way of a separate legal malpractice action.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



NOTE 3 -     CONTINGENCIES AND OTHER MATTERS (Continued)

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

             e) Sansone v. Joseph, et al. Action by shareholder to recover on
                $50,000 note signed by Joseph and Orbit which Orbit has defaulted. Plaintiff has obtained a judgement against Joseph for the full amount of the debt and has attached $60,000 of sales proceeds owed to Joseph against which to collect. Joseph has cross-claimed against Orbit for indemnification. Based on documents reviewed to date, the Company counsel believes that Orbit's exposure to Joseph on the cross-claim appear minimal.

             f) Benveniste, et. al. vs. Orbit and Its Officers. The action was filed on March 6, 1997 in the Los Angeles Superior Court. The action is to collect principal, interest and other fees and damages relating to various promissory notes executed between the plaintiffs and Orbit during 1995 aggregating $600,000 and loans made during 1992 aggregating $197,000.

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

                Management contends that all of the debt and related fees and shares of common stock are properly reflected on Orbit's books as of March 31, 1997 and December 31, 1996. The Company's records reflect that the debt related to the 1992 loans of $197,000 and related accrued interest was converted into 226,550 common shares of Orbit in 1993. Management also contends that there was no oral agreement to reduce the exercise and conversion prices of certain financial instruments. Further, management contends that there were no violations of securities laws, that no misrepresentations were made to plaintiffs and all other complaints are without merit.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE 3 -     CONTINGENCIES AND OTHER MATTERS (Continued)

                Orbit contends that the plaintiffs loaned money to another entity, other than Orbit in 1992, for which Orbit has no liability. Additionally, Orbit contends that the plaintiffs hold substantial shares of Orbit common stock which are void and/or voidable. By its Cross Complaint, Orbit seeks to cancel invalidly issued stock and recover money damages.

                Management also contends that there was no oral agreement to reduce the exercise and conversion price of certain financial instruments. Further, management contends that there were no violations of securities laws, that no misrepresentations were made to plaintiffs and all other complaints are without merit.

                Management has attempted to contact the subject note holders on numerous occasions over the last twelve months to work out the issues surrounding the loan agreements, set-off, and the respective claims against both parties. Attempts to amicably resolve the issues outside the court have been unsuccessful to date.

NOTE 4-      SUBSEQUENT EVENTS

             Notes Payable

             a) During the second quarter of 1997, the Company converted $15,000 of principal and related accrued interest of approximately $6,915 into 319,499 shares of the Company's common stock.

             b) On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000 payable in $100,000 installments on May 27,1997, September 5, 1997 and December 3, 1997. The installment loan bears interest at 12% per annum and is due on May 27, 1999. The loan agreement provides for a minimum semi-annual interest payment of $6,000 commencing December 6, 1997. The installment note is collateralized by the Company's rights, titles and patents, technology known as "Ceramic Silicone Foam." As additional consideration for the $300,000 loan the Company agreed to issue 300,000 shares of the Company's restricted common stock to the shareholder. The Company will record the additional consideration as interest expense amounting to $42,750 which is based on fifty percent (50%) of the fair market value of the common stock at May 27,1997, the date of the installment loan agreement. Furthermore, the Company granted the shareholder the right to purchase 150,000 shares of restricted common stock at seventy-five present (75%) of the fair market value for a period of 180 days commencing May 27, 1997, the date of the installment agreement.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



NOTE 4-      SUBSEQUENT EVENTS (Continued)

             c) The Company entered into a settlement agreement on December 27,
                1996. Pursuant to the agreement, the Company issued a $250,000 secured promissory note that is due on December 27, 2000. The promissory note bears interest at 10% per annum and the Company is required to make minimum partial interest payments of $6,000 semi-annually. The promissory note is collateralized by the Company's equipment, rights, titles and patents pertaining to the "TiTRODE/Metafuse" technology.

                The Company defaulted on its initial semi-annual interest payment that was due on June 27, 1997.

             d) On July 21, 1997, the Company borrowed $25,000 from a private investor and issued a convertible promissory note that matures July 21, 1998 and bears interest at 10% per annum. The note principal balance and accrued interest can be converted into the Company's common stock at a rate of $0.20 per share of debt.

             e) From April 1, 1997, through September 30, 1997, the Chairman of the company has provided funds to the company amounting to approximately $15,800. Said loans bear interest of 10% percent per annum and mature one year from the date of issuance. Each loan is evidenced by a promissory note. The principal and related accrued interest can be converted into common stock at a rate of $0.10 - $0.20 per share of debt.

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