Form 10KSB40
period 1997-12-31
ORBIT TECHNOLOGIES INC /DE/
filed 1999-04-21
CIK 937814

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended: December 31, 1997

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
           For transition period from __________ to _______________


                        Commission File Number: 0-25548


                            ORBIT TECHNOLOGIES INC.
                            ----------------------
                (Name of small business issuer in its charter)

                     Delaware                           84-100269
           (State or other jurisdiction             (I.R.S. Employer
         of incorporation or organization)         Identification No.)



                        5950 La Place Court, Suite 140
                          Carlsbad, California 92008
                   (Address of principal executive offices)


       Registrant's telephone number, including area code: 760/930-8944 Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, no par value
                               (Title of class)


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least
the past 90 days.   Yes  ____   No   X
                                    --------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.       X
                                          -----

     Issuer's revenues for the year ended December 31, 1997 were $ -0-.

     On December 31, 1997, the aggregate market value of the voting stock held by non-affiliated totaled approximately $5,075,757 based on the closing stock price as reported by The OTC-BB of the NASDAQ Stock Market.

     At December 31,1997; 24,619,364 shares of Common Stock were outstanding.
     Transitional Small Business Disclosure Format: Yes _______ No      X
                                                                      -----

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

In May 1997, the Company was awarded a subcontract by Lockheed Martin Idaho Technologies Company to test and evaluate Orbit's CSF as a stabilizing media for sodium and nitrate salts which include chromium, as part of the contract awarded by the Idaho National Engineering and Environmental Laboratory`s (INEEL) Radioactive Waste Management Complex (RWMC). Subcontractors under the contract to Orbit are the University of Akron's Microscale Physiochemical Engineering Center, Department of Civil Engineering and Pierpoint Environmental Management Services.

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

In March 1998, Orbit Technologies, Inc., was awarded a contract to evaluate Orbit's proprietary polymer system as an encapsulating agent for radioactive ash.

In July 1998, this contract was modified to test Orbit's polymer system with a low-level calcine waste surrogate material.

In August 1998, Orbit's mixed waste encapsulation technology was selected for presentation at the 216th Annual American Chemical Society National Meeting.

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

The Company holds patents for the original Metafuse Process. The Company is working on upgrades to the TiTRODE application of the Metafuse Process and also on specific application patents as the development of the Ceramic Silicone Foam and a new Polymer Encapsulation Technology (PET) continues.

Other Technologies Inc.

The Company is, and has been since 1996, involved in the reevaluation of other technologies which it possesses. Additional funding is, and has been required for this effort. The Company has endeavored to prudently marshall its assets.

In this vein, the Company has devoted its resources to the development of its Cermaic Silicone Foam and is developing a new Polymer Encapsulation Technology
(PET)System. Once resources become available efforts to determine the viability of its other technologies can be pursued. There is, however, no assurance that such funding will be obtained to facilitate these efforts.

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

Human Resources

As of December 31, 1997, the Company had three full time employees. The Company also retains independent engineers, research consultants, institutes, independent business entities, and other technical and business consultants as needed to develop and analyze technologies and create business strategies.

Research and Development

Research and development expenses for the years ended December 31, 1997 and 1996 were $1,141 and $15,364, respectively.

Item 2.  DESCRIPTION OF PROPERTY

The Company maintains its principal executive offices in Carlsbad, California where it occupies a 1,500 square foot office at 5950 La Place Court, Suite 140, Carlsbad, California 92008 pursuant to a lease expiring in July 2001.

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

Most of the litigation is related to or actions by past Directors and Officers, and their affiliates in which a determination of the respective rights and duties of the parties is sought. This includes an adjudication of the validity of common stock issued to Messrs. Joseph, Singletary, Wall, and others. Other actions deal specifically with the collection of debts owed by the Company.

The Company is a party to the following proceedings:

Jane Martin Emerson v. Richard A. Wall, Ruffa & Ruffa, Orbit Technologies Inc.,
------------------------------------------------------------------------------
Case No. 95 - 1866R (CGA), was commenced on October 24, 1995, in the United States District Court, Southern District of California. Plaintiff seeks money damages from Richard A. Wall, Ruffa & Ruffa, and Orbit emanating from the sales of her residence to Mr. Wall. Although the court has dismissed Ruffa & Ruffa and Wall, it is Orbit's belief that Emerson's claim to Orbit stock and money damages has no merit. Plaintiff and Orbit have entered into a settlement agreement and this action has been dismissed.

In the wake of the Company's demand to surrender stock to the Company for cancellation, Mr. Joseph initiated the case, Adrian Joseph v. Orbit Technologies
                                             -----------------------------------
Inc., in the Superior Court of California, County of San Diego, Case No. 701380
-----
on June 27, 1996. Mr. Joseph sought money damages for the Company's refusal to acknowledge the validity of his claims to the Company's stock. Alternately, Mr. Joseph sought return of consideration he allegedly provided the Company for stock. The Company filed a Cross Complaint against Messrs. Joseph, Singletary, and their affiliates, to cancel all Company stock claimed to be owned by them, their affiliates, and to recover money damages for fraud, breach of fiduciary duties and negligence. The trial began on September 29, 1997. On October 21, 1997, in a Judgment rendered by the San Diego Superior Court of California, the Court ordered the surrender and cancellation of approximately 11,000,000 shares claimed by Adrian Joseph; et al.; Mikimak, Ltd., a Bahamian corporation controlled by Mr. Joseph; and shares claimed by Tatum C. Singletary.

In addition the Court found by clear and convincing evidence that Joseph committed actual fraud with respect to the issuance of shares and also that stock approved by Orbit's Board of Directors on September 15, 1992, was in large measure, to replace stock which had previously been awarded by the Board of Directors for OTI Technologies, Inc., a Canadian corporation, and thus was fraudulent. Joseph filed an appeal but the appeal was later dropped by the Court. The Company is continuing to identify additional shares that may be subject to cancellation.

Jeffer, Mangels, Butler & Marmaro, LLP v. Orbit Technologies, Inc.  Action filed
------------------------------------------------------------------
in Los Angeles Superior Court, on September 17, 1996, Case No. BS 041 354, by former attorneys of Orbit to recover attorneys' fees. Orbit stipulated to arbitration of fee dispute and entry of an interim arbitration award in the amount of approximately $110,000, subject to any defenses, offsets or claims, which Orbit asserted in the form of a legal malpractice claim. The company's legal malpractice action was denied as a result of the retainer agreement signed by Mr. Joseph in his capacity when he was with the Company. Mr. Joseph was a personal client of Jeffer, Mangels, Butler & Marmaro prior to Orbit's involvement with the firm. Orbit declined to participate in the arbitration and Judgment has been awarded pursuant to the interim arbitration award.

Richard and Edgar R. Benveniste v. Orbit Technologies Inc. and Its Officers.
---------------------------------------------------------------------------
The action was filed on March 6, 1997 in the Los Angeles Superior Court as Case No. BC167043. The action is to collect principal, interest and other fees and damages relating to various promissory notes executed between the plaintiffs and Orbit during 1995 aggregating $600,000 and loans made during 1992 aggregating $197,000.

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

In June 1998, Orbit announced that it had reached a tentative accord to eliminate litigation pending litigation with various claimants. The parties are currently in the process of meeting those conditions as established in the settlement and are scheduled to be in the Los Angeles Superior Court with a completed action by November 23, 1998 or the Court has indicated that it will dismiss the action without predjudice.

Orbit Technologies Inc., et al. v. Lahey, et al.  The action filed by Richard
------------------------------------------------
Benveniste and Edgar R. Benveniste on June 2, 1997 in the Delaware Court of Chancery, Case No. 15720-NC, on behalf of themselves and purportedly on behalf of the Company against James B. Lahey, James A. Giansiracusa, Ian C. Gent, Stephen V. Prewett, and William N. Whelen. The Complaint sought a determination by the Court of Chancery ( i ) as to who constituted the valid Directors of the Company in connection with a written consent action initiated by the plaintiffs {and signed by Richard A. Wall & Associates GmbH (Authorized representative Kurt Seifman), Kurt Seifman, JTR Associates (Authorized representative William
P. Ruffa, Jr.), William P. Ruffa, Jr., Pacific Equities, Inc. (Authorized representative Richard A. Wall), Richard A. Wall, Cynthia L. Wall, Eleanor Moscatel (By her attorney-in-fact, Richard Benveniste), Julie Benveniste (By her attorney-in-fact, Richard Benveniste), Chad Nellis (Son of Cynthia Wall and step son of Richard A. Wall), Mikimak Limited, and Frank A. Visco}, and ( ii ) in the alternative, that the Company be required to hold an annual meeting of shareholders. In response to the Complaint, on June 20, 1997 the defendants filed their motion to dismiss or, in the alternative, to stay the Delaware litigation in favor of litigation relating to the validity of claimed holdings in the Company that was pending in the state courts of California (Joseph v.

Orbit Technologies Inc.). On September 2, 1997, a hearing on the defendant's motion to dismiss was held at which time the Court of Chancery decided to defer a decision on the defendant's motion to dismiss until such time as an annual meeting of the Company's shareholders ws held. The Court thereafter ordered that the Company hold its annual meeting. The date for the shareholder meeting is scheduled to occur in the second quarter of 1998.

Brian Jacobs v. Orbit Technologies Inc.   This action was filed on June 27,
---------------------------------------
1997, in the Superior Court of California, County of Los Angeles as Case No. BC 173600. Brian Jacobs, the plaintiff, who has provided legal representation for Orbit, OTI Technologies Inc. (a Canadian Corporation), Adrian Joseph, Richard A. Wall, Ruffa & Ruffa, and other individuals who have brought groundless actions against the Company, seeks money damages allegedly attributable to his inability to sell restricted stock. Management believes this action has no merit.
However, this action is included as part of the global settlement including other claimants.

William A. Wilson v. Orbit Technologies Inc.  This action was filed on September
-------------------------------------------
15, 1997, in the Superior Court of California, County of Los Angeles as Case No. BC 177867. Amb. William A. Wilson, the plaintiff, seeks money damages allegedly attributable to his inability to sell restricted stock. Management believes this action has no merit. However, this action is included as part of the global settlement including other claimants.

Howdy Kabrins v. Orbit Technologies, Inc.  This action was filed on September 4,
----------------------------------------
1998 in the Superior Court of California, For the County of San Diego, North County Branch, Case No. N079127. Plaintiff seeks payment pursuant to a Convertible Promissory Note upon which the defendant has not paid.

While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters would have a material adverse effect on its financial position or results of operation.

Moreover, on April 9,1998, the Company entered into a tentative settlement agreement, which will result in a dismissal of the Benveniste v. Orbit,
                                                   --------------------
Benveniste v. Lahey, Jacobs v. Orbit and Wilson v. Orbit actions, supra.
------------------------------------     ---------------
Additionally, the settlement will result in the cancellation of approximately 5,000,000 shares of the Company's common stock and the retirement of approximately $2,000,000 of corporate debt, partially through the issuance of additional stock. It is anticipated that the settlement will be consummated by the end of 1998. If not settled, the Court has indicated it will dismiss the case without prejudice.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the year ended December 31, 1997 to a vote of the Company's securities holders.

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

Calendar Year ended December 31:

1996
First Quarter                                 $0.50   0.15
Second Quarter                                 0.80   0.18
Third Quarter                                  0.43   0.15
Fourth Quarter (through December 15)           0.40   0.15

1997

First Quarter                                 $0.34  $0.16
Second Quarter                                 0.36   0.16
Third Quarter                                  0.49   0.28
Fourth Quarter                                 0.67   0.32

There were approximately 1300 shareholders of record of Common Stock as of December 31, 1997. The Company has not paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

During 1997 the Company converted $92,250 of principal and related accrued interest of $11,184 into 742,576 shares of common stock pursuant to exemptions under Section 4(2) and or Regulation D., under the Securities Act of 1933, as amended. Substantially all of the debt conversions were executed at a conversion rate of $0.22.

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

Since its inception, the Company has been engaged in the acquisition and development of certain technologies in the fields of coatings technologies and material science. The Company's net operating losses incurred since inception are primarily the result of two factors: (1) the Company's unsuccessful search for license, joint venture, or partnership arrangements with entities in industries aligned with the Company's technologies, and (2) a lack of technological and business focus. Net losses for the fiscal years ended December 31, 1997 and 1996, were $882,223 and $2,027,506, respectively. It is anticipated that net operating losses will continue and will possibly increase through at least the next two years.

The Company's business plan and near term strategy will focus the Company's limited human resources and funding on developing its new Polymer Encapsulation Technology (PET). One of management's primary objectives is the successful commercialization of this technology. Once this is accomplished, the Company will be better poised to assess and develop the technology for multiple market applications.

Financial Condition

For the fiscal years ended December 31, 1996 and 1997, the Company had revenues of $0. General and administrative expenses decreased from $854,727 in 1996 to

$882,000 in 1997. For the years ending December 31, 1996 and December 31, 1997, the Company incurred an operating loss of $2,027,506 and $882,223, respectively.

Plan of Operation

The Company's business plan and near term strategy will focus the Company's limited human resources on the commercial development of its new Polymer
Encapsulation Technology (PET).   Orbit's primary objective is the successful
commercialization of this technology. The Company has initiated strategic plans and is actively seeking partnership arrangements and joint ventures in addition to potential licensees. Once this is accomplished, the Company will be better poised to develop each technology for multiple market applications.

In August 1995, the Company entered into an agreement with an automation firm for the development of manufacturing equipment for producing TiTRODEs. The first automated machine has been completed with partial completion of the second machine. The company is searching for qualified partners for product commercialization. The selected partner would either license the specific application of the Metafuse technology or become a party of a joint venture agreement with Orbit. To date, the funding necessary to move the TiTRODE Project forward has not been available and the Company remains focused on progress in developing its new polymer technology.

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

The results of preliminary testing and analysis in Idaho was the development of a "White Paper" which recommended a much more extensive evaluation of Orbit's CSF be conducted to evaluate its use for Calcine Waste Stabilization at the Idaho facility. Calcine waste is specific to the Idaho facility and there are about 13,000,000 pounds of material to be processed. Part of this study actually produced three non-radioactive samples of CSF, which produced acceptable results. A conceptual process design was also performed as well as initial cost estimates generated. This study has had wide spread distribution within the DOE.

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

In May 1997, the Company was awarded a contract by Lockheed Martin Idaho Technologies Company to test and evaluate Orbit's proprietary Ceramic Silicon Foam (CSF) as a stabilizing media for sodium and nitrate salts which include chromium, from the Idaho National Engineering and Environmental Laboratory`s (INEEL) Radioactive Waste Management Complex (RWMC). Subcontractors under the contract to Orbit are the University of Akron's Microscale Physiochemical Engineering Center, Department of Civil Engineering and Pierpoint Environmental Management Services.

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

Liquidity and Capital Resources

At December 31, 1996, the Company had an accumulated deficit and a working
capital deficit of $13,136,339 and $3,170,881, respectively.   At December 31,
1997, the Company had an accumulated deficit and working capital deficit of $3,595,000 and $3,453,000, respectively. The Company had a ratio of liabilities to tangible assets of approximately 27.4 to 1 as of December 31, 1997. The Company is also in default of a significant number of notes that total approximately $1,150,000 in principal as of December 31, 1997. However, with the exception of $100,000, all such defaults will be cured or eliminated by the comprehensive settlement noted in the litigation section, supra. The report of the Company's independent certified public accountants includes an uncertainty paragraph with regard to the ability of the Company to continue as a going concern.

On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder for $300,000 payable in $100,000 installments on May 27, 1997, September 5, 1997 and December 3, 1997. The installment loan bears interest at 12% per annum and is due on May 27, 1998. The loan agreement provides for a minimum semi-annual interest payment of $6,000 commencing December 6, 1997. The Company's rights, titles and patents, to the technology
known as "Ceramic Silicone Foam" collateralize the installment note.   The
Company will record the additional consideration as interest expense amounting to $42,750 which is based on the fifty percent (50%) of the fair market value at the common stock at May 27, 1997, the date of the installment loan agreement. Furthermore, the Company granted the shareholder the right to purchase 150,000 shares of restricted common stock at seventy-five percent (75%) of the fair market value for a period of 180 days commencing May 27, 1997, the date of the installment agreement. (See also Item 12. Certain Relationships and Related Transactions)

The Company will require additional financing. No assurance can be given that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to the Company. The Company has limited working capital. In order to finance its proposed business, the Company will need to obtain additional financing. To date, the Company has funded its operations from the private sales of Common Stock or convertible notes (many of which have been converted into Common Stock). Such sales have been able to fund only minimal operations and technological developments. Development and exploitation of technologies have been delayed by lack of adequate funding.

ITEM 7.  FINANCIAL STATEMENTS

See the Financial Statements and Notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information concerning the directors and executive officers of the Company:

Name                             Age      Title
----                             ---      -----
James B. Lahey                   64       President, Chief Executive Officer,
                                          and Director
James A. Giansiracusa            50       Vice President - Operations,
                                          Secretary, Chief Financial Officer and
                                          Director
Ian C. Gent                      56       Director
Stephen V. Prewett               53       Vice President - Technology
                                          Development and Director
William N. Whelen, Jr.           60       Director

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

James A. Giansiracusa has been the Secretary of the Company since October 1993 and became Vice President-Operations in January 1994. Before joining the Company, Mr. Giansiracusa was a Lieutenant Colonel in the United States Marine Corps where his duties included command billets in both aviation and infantry. He was also a consultant for Wackenhut Services International, an international security firm, from 1991 to 1992. During Mr. Giansiracusa's military service he, at times, was responsible for over 1,300 persons. Mr. Giansiracusa participated in strategic planning relative to many global scenarios. Mr. Giansiracusa was awarded a Master of Science degree in Systems Management from the University of Southern California in 1983.

Ian C. Gent has been a consultant to the Company since September 1994. Mr. Gent became Chief Financial Officer and a director of the Company in April 1995. He has provided advice in the areas of investment banking, corporate structuring, and organizational strategies. Mr. Gent has also assisted with securities compliance and investor relations. Between 1989 and 1994 he was Vice President and Director of the Canadian Commerce Group of Fleet Bank of New York, a member of the Fleet Financial Group. In January 1994 he became President and Chief Executive Officer of West Niagara Capital Corporation, a private Canadian merchant banking company specializing in technology and real estate consulting. During his 27 years experience in the securities and banking industries, he has held positions as Vice President, Merrill Lynch Royal Securities in Canada, Managing Director of a regional broker dealer, President and Chief Operating Officer of Southern Tier Gas Producers, and President and Chief Executive Officer of GDM Securities, a wholly owned subsidiary of Goldome Savings Bank. Mr. Gent is also Chairman and Director of S. A. Power Corporation USA. Mr. Gent has a Bachelor of Science in Business Administration from Ashland College, Ohio and has completed several advanced management and industry programs.

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

William N. Whelen, Jr. was appointed a director of the Company in September 1996, filling the vacancy following the resignation of Mr. Joseph. Mr. Whelen has spent the last thirty years in the investment banking business. He has served with two Philadelphia firms, Suplee Mosley, Close and Kerner, and Jenney
Montgomery Scott.   He is currently a Director and Chief Financial Officer for
S. A. Power Corporation USA. Mr. Whelen is a registered representative of Simon Securities, New Jersey. Mr. Whelen has an electrical engineering degree from Widener University of Chester, Pennsylvania.

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

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

The following table presents, for each of the last three fiscal years, the annual compensation earned by the chief executive officer and the most highly compensated executive officers of the Company for the three fiscal years ended December 31, 1997:

                          Summary Compensation Table

                                                                      Long Term Compensation
                                                                      ----------------------
                                                                              Awards
                                                                              ------
Name                                                              Securities        All Other
Principal                           Annual Compensation           Underlying          Annual
                                    -------------------
Position                     Year           Salary        Bonus   Options/SAR       Compensation
---------------              ----           ------        -----   -----------       ------------
James B. Lahey,              1997         $120,000(1)       0              0             0
 President                   1996          120,000(1)       0              0             0
                             1995           90,000(1)       0        300,000             0

James A. Giansiracusa,       1997         $132,000(1)       0              0             0
 Vice President,             1996         $132,000(1)       0              0             0
 Operations                  1995         $132,000(1)       0      1,406,593             0

Stephen V. Prewett,          1997         $108,000(1)       0              0             0
 Vice President,             1996         $108,000(1)       0              0             0
 Technology Development      1995         $108,000(1)       0              0             0

(1) Messrs. Lahey, Giansiracusa, and Prewett are entitled to deferred compensation in the three fiscal years reflected in the above table and as outlined in the Financial Report for the Years Ended December 31, 1996 and 1997. Officers at their choosing may convert monies owed to stock. (See Note 11. Financial Report for the Years Ended December 31,1997 and 1996.)

The amounts described above do not include other compensation and benefits provided to Messrs. Lahey, Giansiracusa, and Prewett during the fiscal years described that in the aggregate did not exceed the lesser of $50,000 or 10% of the executive's annual salary and bonus.

The Company entered into Employment Agreements effective April 1, 1995, with its key employees, Messrs. Lahey, Giansiracusa, and Prewett, to serve in the positions set forth above for a period of two years, and unless otherwise terminated, to continue year by year thereafter. The basic annual salaries under the Employment Agreements are $120,000, $132,000, and $108,000, respectively, subject to a 40% deferral that will be paid when the Company's
financial condition permits such payment.   Such individuals also received stock
options under the 1995 Stock Option Plan for 300,000 shares, 500,000 shares, and 500,000 shares, respectively. During portions of 1995, 1996, and 1997 key officers have deferred salaries in amounts significantly greater than 40% so that cash could be applied to the Company's operations.

Compensation of Directors

Directors received no payment for their services as directors during 1996 and 1997, although the Company's By-Laws provide that directors shall receive $500 for each meeting. The compensation of officers and directors is subject to review and adjustment from time to time by the Board of Directors.

Stock Options

The following table presents information for the named officer in the Summary Compensation Table with respect to options exercised during fiscal year ended December 31, 1996 and unexercised options held as of the end of the fiscal year.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                                                                                Value of Unexercised
                                                                  Number of Securities        In-the-Money Options/SARs
                                                                 Underlying Unexercised       at FY-End
                                                               Options/SARs at FY-End (#)                ($)
                          Shares Acquired                             Exercisable/                   Exercisable/
                                on          Value Realized   ------------------------------  ----------------------------
Name                       Execercie (#)          ($)                Unexercisable                   Unexerciable
-----------------------  -----------------        ---        ------------------------------  ----------------------------
James B. Lahey                   0                 0                       300,000               $ 54,000    (1)
James A. Giansiracusa            0                 0                   1,356,593/0               $244,186/$0 (1) (2)
Stephen V. Prewett               0                 0                     594,783/0               $107,060/$0 (1) (2)


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996 29,405,904 shares of Common Stock were outstanding. Management maintains that as of December 31, 1997 the Company had approximately 24,658,739 shares of common stock outstanding, par value $.01 per share (the "Common Stock"). This number of shares is the result of the cancellation of approximately 6,066,830 shares claimed by Adrian Joseph; et al.; Mikimak, Ltd., a Bahamian corporation controlled by Mr. Joseph; and shares claimed by Tatum C. Singletary under an order dated October 21, 1997, Case No. 701380. The number of outstanding shares does include approximately 1,000,000 shares held by other persons or entities that the Board maintains were not validly issued.

The following table sets forth, as of December 31, 1996, certain information as to shares of the Common Stock owned by (i) each person known by management to beneficially own more than 5% of the outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group:

Name and Address of                     Amount and Nature of             Percent of Outstanding
Beneficial Owner                       Beneficial Shares Owned                  Ownership
----------------                       -----------------------                  ---------
James B. Lahey(1,4,5)                           800,000                             3%
James A. Giansiracusa (2,4,5)                 1,521,593                             6%
Ian C. Gent(3,5)                                   ----                             *
Stephen V. Prewett(5)                           594,783                             2%
William N. Whelen, Jr. (5)                         ----                             *
All Officers and Directors as a               2,916,376                            11%
 group (5 persons)(6)

______________________________________
*    Amount held represents less than 1%.


(1) Includes 500,000 shares of Common Stock as part of Mr. Lahey's contact with the Company.
(2) Includes 1,356,593 shares of Common Stock subject to currently exercisable options.
(3) Includes 594,783 shares of Common Stock subject to currently exercisable options.
(4)  Includes 100,000 shares in accomplishment of Company goals in 1997. (See
     Note 11. Financial Report for the Years Ended December 31,1997 and 1996, Management Compensation Plan.)
(5)  The address for these individuals is the address of the Company.
(6) Includes 2,251,376 shares of Common Stock subject to currently exercisable options.
(7) Does not include shares owned by Ruth P. Brittingham, 4,022,292, 16%; S. A. Power Corporation, 2,000,000, 8%; and O. G. Sansone & Colleen Sansone Defined Benefit Pension Fund, 2,758,670, 11%. Such persons or entities did not beneficially hold more than 5% of the Company's outstanding shares as of December 31, 1996.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number              Exhibit

(1) (i)  Articles of Incorporation.  Restated Certificate of Incorporation.
/(1)/
    (ii) Amended and Restated Bylaws. /(1)/
(2) Statement re: Computation of per share earnings. /(2)/
(3) Consolidated Balance Sheet at December 31,1996. /(2)/
(4) Consolidated Statement of Operations for the Years Ended December 31, 1996 and 1995. /(2)/
(5) Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 1996 and 1995 /(2)/
(6) Contract with Lockheed Martin Idaho Technologies Company (LMITCO).
(27) Financial Data Schedule
(99) Risk Factors.

Note: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

/(1)/ Previously filed as part of the Form 10 filed in May 1995 and which are hereby incorporated by reference.
/(2)/ Previously filed as part of the Form 10-KSB for the Period Ending December 31, 1996.

(b)  Reports on Form 8-K.

     None.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   ----------------------------------------


                               FINANCIAL REPORT
                               ----------------


                              FOR THE YEARS ENDED
                          DECEMBER 31, 1997 AND 1996
                          --------------------------

To the Stockholders of
Orbit Technologies Inc. and Subsidiaries


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


We have audited the accompanying consolidated balance sheet of Orbit Technologies Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit Technologies Inc. and Subsidiaries as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of approximately $882,000 during the year ended December 31, 1997, and, as of that date, had a working capital deficiency of approximately $3,453,000 and stockholders' deficiency of approximately $3,595,000. As described more fully in Notes 1, 7 and 11 to the consolidated financial statements, the Company is in default on its loan agreements with various individuals, certain of whom have filed a lawsuit, and is in arrears on accounts with certain vendor creditors which, among other things, causes the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    /s/ TABB, CONIGLIARO & McGANN, P.C.
                                   ------------------------------------
                                    TABB, CONIGLIARO & McGANN, P.C.

New York, NY
April 30, 1998
(Except as to Note 11 which is as of June 27, 1998)

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             AT DECEMBER 31, 1997



                                    ASSETS
                                    ------

CURRENT ASSET:
    Cash                                                                                $      3,631

PROPERTY AND EQUIPMENT - At cost, net of accumulated depreciation and
    allowance against equipment expenditures                                                  60,172

INTANGIBLE ASSETS - Net of accumulated amortization                                           72,939

OTHER ASSETS                                                                                  14,015
                                                                                        ------------

          TOTAL ASSETS                                                                  $    150,757
                                                                                        ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                        ----------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                                            $  1,743,858
    Notes payable                                                                          1,712,386
                                                                                        ------------
          TOTAL CURRENT LIABILITIES                                                        3,456,244

LONG-TERM NOTE PAYABLE                                                                       290,000
                                                                                        ------------

          TOTAL LIABILITIES                                                                3,746,244
                                                                                        ------------

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
    (Notes 1, 2, 6, 7, 8, 11 and 13)

STOCKHOLDERS' DEFICIENCY:
    Preferred stock - par value $.01 per share; shares issued and outstanding - none          -
    Common stock - par value $.01 per share; shares authorized 50,000,000; shares
        issued and outstanding 27,115,768                                                    271,158
    Additional paid-in capital                                                            10,193,132
    Accumulated deficit                                                                  (14,018,562)
    Unearned compensation and finance charges                                                (30,281)
    Notes receivable from stockholders                                                       (10,934)
                                                                                        ------------

          TOTAL STOCKHOLDERS' DEFICIENCY                                                  (3,595,487)
                                                                                        ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $    150,757
                                                                                        ============

See accompanying notes to consolidated financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                            1997          1996
                                                        -----------   ------------
REVENUE                                                 $         -   $         -
                                                        -----------   -----------
COSTS AND EXPENSES:
    Research and development                                  1,141        15,364
    General and administrative                              635,318       854,727
    Compensatory element of common stock and options        140,000       360,000
    Other (income) expense, net (Note 9)                    (85,323)      500,000
    Financing costs                                          12,469        28,450
    Interest expense                                        178,618       268,965
                                                        -----------   -----------

        TOTAL COSTS AND EXPENSES                            882,223     2,027,506
                                                        -----------   -----------

NET LOSS                                                $  (882,223)  $(2,027,506)
                                                        ===========   ===========
PER SHARE DATA:
---------------

BASIC AND DILUTED LOSS PER SHARE                        $      (.03)  $      (.09)
                                                        ===========   ===========

WEIGHTED AVERAGE COMMON SHARES USED IN
    BASIC AND DILUTED LOSS PER SHARE (NOTE 2)            26,453,643    23,428,059
                                                        ===========   ===========

See accompanying notes to consolidated financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                    Common Stock
                             --------------------------
                                                                                       Unearned        Notes
                                                          Additional                 Compensation    Receivable
                                                           Paid-in     Accumulated    and Finance       from
                                Shares        Amount       Capital       Deficit        Charges     Stockholders    Total
                             -------------  -----------  ------------  ------------  -------------  ------------  ------------
Balances at December 31,
 1995                        20,428,637       $204,287   $ 8,291,736  $(11,108,832)    $(478,450)     $(17,294)   $(3,108,553)
Issuance of stock for
 conversion of notes
 payable                      7,861,091         78,611     1,286,173             -             -             -      1,364,784
Issuance of stock in
 settlement of litigation     2,941,176         29,412       220,588             -             -             -        250,000
Stock issued in connection
 with compensatory
 obligations                    175,000          1,750        36,750             -             -             -         38,500
Payments received on notes
 receivable from
 stockholders                         -              -             -             -             -         6,360          6,360
Amortization of unearned
 compensation                         -              -             -             -       360,000             -        360,000
Amortization of unearned
 financing fees                       -              -             -             -        28,450             -         28,450
Net loss                              -              -             -    (2,027,507)            -             -     (2,027,507)
                             ----------       --------   -----------  ------------     ---------      --------    -----------
Balances at December 31,
 1996                        31,405,904        314,060     9,835,247   (13,136,339)      (90,000)      (10,934)    (3,087,966)
Issuance of stock for
 conversion of notes
 payable                      1,036,694         10,366       143,067             -             -             -        153,433
Issuance of stock as
 additional consideration
 for loan                       300,000          3,000        39,750             -       (42,750)            -              -
Issuance of stock in
 settlement of litigation        40,000            400        18,400             -             -             -         18,800
Amortization of unearned
 compensation costs                   -              -             -             -        90,000             -         90,000
Issuance or stock for
 payment of debt                200,000          2,000        48,000             -             -             -         50,000
Amortization of unearned
 financing fees                       -              -             -             -        12,469             -         12,469
Cancellation of shares per
 litigation settlement       (6,066,830)       (60,668)       60,668             -             -             -              -
Issuance of stock in
 connection with
 management compensation
 plan                           200,000          2,000        48,000             -             -             -         50,000
Net loss                              -              -             -      (883,223)            -             -       (882,223)
                             ----------       --------   -----------  ------------     ---------      --------    -----------
Balances at December 31,
 1997                        27,115,768       $271,158   $10,193,132  $(14,018,562)    $ (30,281)     $(10,934)   $(3,595,487)
                             ==========       ========   ===========  ============     =========      ========    ===========

See accompanying notes to consolidated financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                            1997          1996
                                                                         -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $(882,223)  $(2,027,506)
     Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                    16,459        15,773
            Amortization of unearned and deferred finance costs              12,469        28,450
            Compensatory element of common stock and options                140,000       360,000
            Stock issued in settlement of current liabilities                     -        38,500
            Loss on litigation settlements                                   18,800       500,000
            Allowance for loss against equipment expenditures               223,064             -
            Write-off of shareholder loans                                 (200,466)            -

            Cash provided by (used in) the change in assets and
               liabilities:
                 Decrease in prepaid expenses                                10,353             -
                 Decrease in advances to officer                              1,341             -
                 Increase in deposits                                       (10,000)            -
                 Increase in accounts payable and accrued liabilities       325,580       721,997
                 Increase in due to shareholders                                  -         1,116
                                                                          ---------   -----------

                  NET CASH USED IN OPERATING ACTIVITIES                    (344,623)     (361,670)
                                                                          ---------   -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                                   (43,734)      (47,583)
                                                                          ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan proceeds                                                           391,800       428,250
    Loan repayments                                                               -       (29,872)
    Repayment of notes receivable from stockholders                               -         6,360
                                                                           --------   -----------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                 391,800       404,738
                                                                          ---------   -----------

INCREASE (DECREASE) IN CASH                                                   3,443        (4,515)

CASH - BEGINNING                                                                188         4,703
                                                                          ---------   -----------

CASH - ENDING                                                             $   3,631   $       188
                                                                          =========   ===========


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

          The Company's business plan is to develop certain technologies until commercially viable products are possible and to license or sell these technologies to third parties which would be responsible for the production and marketing of any products resulting therefrom. Since its incorporation in 1985, the Company has pursued the research, development, acquisition and licensing of certain technologies. The Company concentrated its efforts in the areas of coatings technologies and new materials technologies. While the technologies are undergoing certain feasibility studies and testing, none has proved commercially feasible, except for the TiTRODE type electrodes. To date, the Company has not financially benefitted from the commercialization of the TiTRODE electrode (see Note 11).

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the year ended December 31, 1997, the Company incurred a net loss of approximately $882,000 and, as of that date, had a stockholders' deficiency and a working capital deficiency of approximately $3,595,000 and $3,453,000, respectively. The Company is also in default on a significant number of loan agreements which total approximately $1,611,000 in principal and interest as of December 31, 1997 and is in arrears with substantially all of its other payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The Company is exploring additional sources of working capital including private borrowings, sales of its securities, joint ventures and licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 1998. Through March 31, 1998, the Company's proceeds from all financing activities amounted to approximately $96,100 (see Note 13).

          The Company is exploring ways to reduce its existing liabilities including exchanging certain of its liabilities for shares of its common stock. During the first quarter of 1998, the Company exchanged $25,000 of principal on a promissory note outstanding at December 31, 1997 for shares of common stock (see Note 13).

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

          To date, the Company has not been successful in restructuring the remaining debt and the Company continues to be in default under such agreements. Further, one group of note holders, representing $600,000 of the promissory notes outstanding as of December 31, 1997, has filed a lawsuit against the Company to recover loans and other monies provided to the Company. During June of 1998, the Company and the noteholders reached a tentative settlement, which is subject to the approval of the majority of shareholders and the approval of the residing court (Note 11).

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

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

          All material intercompany balances and transactions have been eliminated in consolidation.

          Use of Estimates
          ----------------

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

          Fair Value of Financial Instruments
          -----------------------------------

          Cash and cash equivalents, note receivable, accounts payable, accrued expenses, due to stockholders and notes payable are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value.

          Cash and Cash Equivalents
          -------------------------

          The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Concentration of Credit Risk
          ----------------------------

          Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily trade accounts receivable. Ongoing credit evaluations of customers' financial condition will be performed and generally no collateral will be required.

          Equipment and Fixtures
          ----------------------

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

          Intangible Assets
          -----------------

          Patent costs which include legal costs and filing fees are being amortized on the straight-line method over the shorter of the estimated economic life of the patents or seventeen years.

          Income Taxes
          ------------

          The Company provides for deferred tax liabilities and assets based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect
          in the   years in which the differences are expected to reverse.

          Deferred and Unearned Finance Costs
          -----------------------------------

          Deferred and unearned finance costs represent expenses incurred and common shares issued to obtain financing for the Company and are amortized over the life of the related debt obligation.

          Revenue Recognition
          -------------------

          Revenue from license fees will be recognized in the year received. Revenue from the sale of technology will be recognized in the period in which it is earned.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Research and Development Costs
          ------------------------------

          Research and development costs are charged to expense as incurred, unless they are reimbursed under specific contracts. The costs of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives. Certain software development costs are capitalized.

          Stock-Based Compensation
          ------------------------

          As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with the provisions of SFAS No. 123, the Company discloses the proforma effects of accounting for these arrangements using the minimum value method to determine fair value.

          Loss Per Share
          --------------

          Basic earnings per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock
          equivalents.   Securities that could potentially dilute Basic EPS in
          the future, that were not included in the computation of Diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of options, warrants, convertible notes and convertible accrued salaries discussed in Notes 7, 8 and 11 to the accompanying financial statements.

          Impairment of Long-Lived Assets
          -------------------------------

          During 1996, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1996. In December 1997, the Company recorded a charge of $223,064 related to special use assets under construction (Note 4).

          Impact of Recently Issued Accounting Standards
          ----------------------------------------------

          Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations.

          Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Adoption of SFAS No. 131 did not have a material effect on the Company's financial position or results of operations.

          Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The adoption of SOP 97-2 did not have an effect on the Company's financial position or results of operations.

          In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which revises the accounting for software development costs and will require the capitalization of certain costs. The adoption of SOP 98-1 did not have an effect on the Company's financial position or results of operations. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The computing portfolio was identified and an initial assessment has been completed. The cost of achieving Year 2000 compliance will not have a material impact on the accompanying financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  3 - COLLABORATION AGREEMENTS

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

          In May 1997, the Company signed a contract with Lockheed Martin Idaho Technologies Company (LMITCO) for investigating the use of the Company's patent pending CSF polysiloxane grouting material for the encapsulation and stabilization of certain Department of Energy ("DOE") surrogate waste materials in preparation for long-term disposal. Total expenditures for this testing amounted to $106,300 and was funded entirely by LMITCO. The testing and analysis determined that the Company's CSF produces a stable nonleachable cohesive waste material suitable for long-term disposal.

NOTE 4 -  PROPERTY AND EQUIPMENT - NET

          Property and equipment, net, consist of the following at December 31, 1997:

          Office furniture and fixtures                 $  46,605
          Research laboratory furniture and fixtures       65,087
          In-process machinery                            223,064
                                                        ---------
                Sub-total
                                                          334,756
          Accumulated depreciation
          Writedown of in-process machinery               (51,520)
                                                         (223,064)
                                                        ---------

                                                        $  60,172
                                                        =========

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  4 - PROPERTY AND EQUIPMENT (Continued)

          As discussed further in Note 9, during the year ended December 31, 1997, the Company provided for a $223,064 allowance for a probable loss against two machines, which have not been placed in service to date. The allowance is equal to the aggregate cost of the machines.

          Depreciation expense for the years ended December 31, 1997 and 1996 was $11,327 and $10,641, respectively.

NOTE  5 - INTANGIBLE ASSETS

          Intangible assets consisted of the following at December 31, 1997:

               Patent costs                       $87,212
               Less: Accumulated amortization      14,273
                                                  -------

                                                  $72,939
                                                  =======

          Patent costs are being amortized over seventeen years on the straight-line method.

          Amortization expense for the years ended December 31, 1997 and 1996 was $5,132, respectively.

NOTE  6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          Accounts payable and accrued liabilities consist of the following at December 31, 1997:

               Salary and related taxes (Note 11)    $  628,856
               Professional fees                        527,672
               Interest                                 408,737
               Consulting fees                           85,648
               Miscellaneous                             92,945
                                                     ----------

                                                     $1,743,858
                                                     ==========

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  7 - NOTES PAYABLE

          Notes payable consisted of the following at December 31, 1997:

               a)  Unsecured notes payable           $  170,000
               b)  Unsecured note payable               165,336
               c)  Unsecured note                       274,250
               d)  Convertible notes                    852,800
               e)  Secured promissory notes             540,000
                                                     ----------
                                                      2,002,386
               Less: Current portion                  1,712,386
                                                     ----------
                     Total Long-term Note Payable
                                                     $  290,000
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

               On November 5, 1997, the Company converted $50,000 of principal into 294,118 shares of the Company's common stock. The Company remains in default under the note agreement and management of the Company is attempting to convert the remaining balance of the loan.

          c) Represents a settlement agreement entered into during 1995 to pay past due consulting fees. Under such agreement, the Company is required to repay this debt from proceeds of future equity or debt financings as follows:

                                                    Repayment Amount
                                                    ----------------
                    6% of the 1st $1,000,000
                    7% of the 2nd $1,000,000                $ 60,000
                    8% of the 3rd $1,000,000                  70,000
                    6.425% of the 4th $1,000,000              80,000
                                                              64,250
                                                            --------

                                                            $274,250
                                                            ========

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  7 - NOTES PAYABLE (Continued)

          d)(i) During the year ended December 31, 1995, the Company received loans from various private investors aggregating $1,665,000. In general, such loans are for one year periods, convertible, together, with any accrued interest, into common shares ranging from $0.50 to $0.75 per share, and provide for interest ranging from 10% to 15% per annum.

                  During the years ended December 31, 1997 and 1996, the Company converted $15,000 and $950,000, respectively, of principal, and $3,405 and $114,783, respectively, of accrued interest, into 87,230 and 4,861,091 shares, respectively, of common stock. The Company is in default under the remaining note agreements (see Note 11).

          d)(ii) During 1996, the Company borrowed $377,250 in one-year promissory notes bearing interest at 10% per annum. Simultaneously with the execution of the note agreements, two noteholders agreed to convert principal, totalling $300,000, into 3,000,000 shares of common stock. The remaining $77,250 of the notes and related accrued interest are convertible into common stock at 50% of the asked market price at any time, with automatic conversion upon the effectiveness of a Registration Statement under the Securities Act of 1933. During the year ended December 31, 1997, the Company converted $77,250 of principal and $7,779 of accrued interest into 655,346 shares of common stock.

          d)(iii) During the year ended December 31,1997 and 1996 the Company borrowed $76,800 and $51,000, respectively, from its officers and issued convertible notes to reflect these borrowings. Each note bears interest of 10% per annum and is due one year from the issuance date. The notes principal and accrued related interest are convertible into common stock at prices ranging from $0.10 and $0.22 per share of debt.

          d)(iv) On July 21, 1997, the Company borrowed $25,000 from a private investor and issued a convertible promissory note that matures July 21, 1998 and bears interest at 10% per annum. The note principal balance and accrued interest can be converted into the Company's common stock at a rate of $0.20 per share of debt.

          e)(i) The Company entered into a settlement agreement on December 27, 1996. Pursuant to the agreement the Company issued a $250,000 secured promissory note that is due on December 27, 2000. The promissory note bears interest at 10% per annum and the Company is required to make minimum partial interest payments of $6,000 semi-annually. The promissory note is collateralized by the Company's equipment, rights, titles and patents pertaining to the "TiTRODE/Metafuse" technology.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  7 - NOTES PAYABLE (Continued)

          e)(ii) On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000, payable in $100,000 installments on May 27,1997, September 5, 1997 and December 3, 1997. As of December 31, 1997, the shareholder has advanced the Company $290,000 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and is due on May 27, 1999. The loan agreement provides for a minimum semi-annual interest payment of $6,000 commencing December 6, 1997, which was paid in January 1998. The installment note is collateralized by the Company's rights, titles and patents, technology known as "Ceramic Silicone Foam." As additional consideration for the original $300,000 loan the Company agreed to issue 300,000 shares of the Company's restricted common stock to the noteholder. The Company has recorded this additional consideration as unearned financing costs valued at $42,750, which is based on the fifty percent (50%) of the fair market value of the common stock at May 27,1997, the date of the installment loan agreement. Unearned financing costs are being amortized over two years, which amounted to $12,469 for the year ended December 31, 1997. Furthermore, the Company granted the shareholder the right to purchase 150,000 shares of restricted common stock at seventy-five present (75%) of the fair market value for a period of 180 days commencing May 27, 1997, the date of the installment agreement. As of December 31, 1997, the noteholder did not exercise this option.

NOTE  8 - STOCKHOLDERS' EQUITY

          a)     Authorized Shares
                 -----------------

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

          b)     Preferred Stock
                 ---------------

                 The Company has authorized 1,000,000 shares of preferred stock having $.01 par value. The Company has not issued any stock nor has the Company determined the rights and privileges of the preferred class.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8 - STOCKHOLDERS' EQUITY (Continued)

          c)   Common Stock Transactions
               -------------------------

               1997:
               ----

               During November 1997, the Company issued 200,000 shares of common stock in settlement of $50,000 of accrued liabilities.

               As discussed further in Note 7(f)(ii), the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000. As additional consideration for this loan, the Company agreed to issue 300,000 shares of the Company's restricted common stock. The Company has recorded the additional consideration as unearned financing costs of $42,750, which is based on the fifty percent (50%) of the fair market value of the common stock at May 27, 1997, the date of the installment loan agreement.

               As discussed further in Note 9, the Company entered into a
               settlement agreement during 1997.   Pursuant to the agreement the
               Company was required to make a payment of 5,000 shares of unrestricted common stock and 35,000 shares of restricted common stock, which was valued by the Company at $18,800.

               During November of 1997, the Company and certain of its debt holders agreed to convert principal of $142,250 and related accrued interest of $11,184 into 1,036,694 shares of common stock.

               During December 1997, the Company's Board of Directors authorized the issuance of 200,000 shares of restrictive common stock under the management compensation plan discussed in Note 11. The Company has valued the common stock at $50,000, which approximated fifty percent (50%) of the fair value at the date of issuance.

               As discussed further in Note 11c), the Company has cancelled 6,066,830 shares of common stock in connection with a litigation judgement.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8 - STOCKHOLDERS' EQUITY (Continued)

          c)   Common Stock Transactions (Continued)
               -------------------------

               1996:
               ----

               On December 27, 1996, the Company entered into a settlement agreement with a shareholder in connection with prior purchases of the Company's common stock. The settlement agreement provided for the Company to issue a $250,000 promissory note and a $250,000 payment through the issuance of 2,941,176 shares of the Company's restricted common stock, which was deemed the fair market value at December 27, 1996. Included in the year ended December 31, 1996 statement of operation, the Company has recognized the loss from this settlement amounting to $500,000.

               During the year ended December 31, 1996, the Company issued 175,000 shares of its common stock in settlement of compensatory obligations of $38,500.

               During November of 1996, the Company and certain of its debt holders agreed to convert principal of $1,250,000 and related accrued interest of $114,785 into 7,861,091 share of common stock.

          d)   Stock Options
               -------------

               The Company has granted options to purchase shares of the Company's common stock to officers, key employees, consultants and financing sources as follows:

               (1)  1995 Stock Option Plan
                    ----------------------

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

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8 - STOCKHOLDERS' EQUITY (Continued)

          d)   Stock Options (Continued)
               -------------

               (1)  1995 Stock Option Plan (Continued)
                    ----------------------

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

                    For options granted under the non-qualified plan, compensation expense is recorded on the date of grant and is measured by the amount per share that the fair market value of the underlying shares on the date of grant exceeds the grant price. In August of 1995, in connection with the employment and consulting agreements described in Note 11, the Company granted non-qualified stock options to three officers aggregating 900,000 shares. The compensatory portion of such grants aggregated $720,000 and is being amortized over the twenty four-month period commencing April 1, 1995. Amortization for the years ended December 31, 1997 and 1996 was $90,000 and $360,000, respectively.

               (2)  Non-Qualified Stock Options Outside the Option Plan
                    ---------------------------------------------------

                    From time to time, the Company issues non-qualified stock options outside the option plan described in (1) above. These options are generally granted to consultants for past services and are granted to note holders in connection with financing agreements.

                    During the years ended December 31, 1997 and 1996, 150,000 and -0-, respectively, non-qualified options were issued to noteholders under various financing agreements. The 1997 options entitle the noteholder to purchase shares of restricted common stock for a period of 180 days, commencing May 27, 1997, at a 25% discount to the quoted trading prices at the time of exercise. As of December 31, 1997, the noteholder did not exercise this option and, accordingly, such options have expired.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8 - STOCKHOLDERS' EQUITY (Continued)

          d)   Stock Options (Continued)
               -------------

               (3)  Shares Under Option
                    -------------------

                    There were no options exercised during the years ended December 31, 1997 and 1996. The following is a summary of activity and information relating to shares (rounded to whole shares) subject to option under the above described plans for the years ended December 31, 1997 and 1996:

                                  Incentive     Weighted Average  Non-Qualified   Weighted Average
                                Stock Options    Exercise Price   Stock Options    Exercise Price
                                -------------    --------------   -------------    --------------
 Total Outstanding - 12/31/95       1,016,400          $ .79          5,380,672         $ .31
 Options granted                            -                                 -
 Options exercised                          -                                 -
 Options expired:
  Outside the option plan -
     financing agreements
     ($.30-$2.00)                           -                          (500,000)          .58
                                    ---------          -----          ---------         -----

    Outstanding - 12/31/96          1,016,400          $ .79          4,880,672           .28
                                    ---------          -----          ---------         -----

Options granted - 1997:
  Outside the option plan -
    stockholder loan
Options exercised
Options expired/cancelled:                  -                           150,000           .35
  Options cancelled                         -                                 -
  Outside the option plan -
     financing agreements            (500,000)           .80                  -
     ($.30-$2.00)                           -                          (200,000)          .40
                                    ---------          -----          ---------         -----

    Outstanding - 12/31/97            516,400            .79          4,830,672           .27
                                    ---------          -----          ---------         -----

Composition at 12/31/97:
-----------------------
  1995 stock option plan
     ($.50-$.87/share)                516,400            .79
  1995 stock option plan
     ($.01/share)                           -                         2,084,976           .01
  Outside the option plan -
     consultants
     ($.01-$1.06/share)                     -                         1,595,696           .18
  Outside the option plan -
     financing agreements
     ($.30-$2.00)                           -                         1,150,000           .88
                                    ---------          -----          ---------         -----

     Outstanding - 12/31/97           516,400          $ .79          4,830,672         $ .27
                                    =========          =====          =========         =====

Total Value at Option Price         $ 406,200                        $1,330,407
                                    =========                        ==========

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8 - STOCKHOLDERS' EQUITY (Continued)

          e)   Warrants to Purchase Common Shares
               ----------------------------------

               Under various promissory notes agreements executed during 1995, the Company granted to certain note holders warrants to purchase 848,323 shares of the Company's common stock. The warrants, which carry certain anti-dilution provisions, become issuable upon the conversion of the notes and become exercisable one year from such issuance date. The warrants are exercisable at prices ranging from $0.50 per share to $1.50 per share. No warrants were issued or exercised during the years ended December 31, 1997 and 1996.

NOTE  9 - OTHER (INCOME) EXPENSE

          Other (income) expense, net, consists of the following for the years ended December 31, 1997 and 1996:

                                                            1997        1996
                                                         -----------  ---------
          a)   Write-off of prior liabilities             $(277,187)  $       -
          b)   Allowance against capital expenditures       223,064           -
          c)   Loss from litigation settlement               28,800           -
          d)   Gain from litigation settlement              (60,000)          -
          e)   Loss from litigation settlement                    -     500,000
                                                          ---------    --------
                   Total
                                                          $ (85,323)   $500,000
                                                          =========    ========

          a) On December 29, 1997, the Company's Board of Directors unanimously passed a resolution to write-off debt of $200,466 that was allegedly incurred principally for consulting services and was determined by the current Board of Directors to be without demand or substantive evidence. Furthermore, the Company management wrote-off $76,721 of prior liabilities that was determined to be without demand or substantive evidence.

          b) On May 18, 1995, the Company engaged a machine fabricator to build two machines to be used as part of an electrode coating system. Project costs paid and accrued by the Company through December 31, 1997 amounted to $223,064. The Company has not been able to satisfy the estimated remaining $45,000 of progress billings related to this project because of the Company's current financial condition. Accordingly, the Company has provided for a full allowance against its expenditures.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  9 - OTHER (INCOME) EXPENSE (Continued)

          c) During 1997, the Company entered into a settlement agreement with a shareholder in connection with prior purchases of the Company's common stock. The settlement agreement provides for the Company to pay $10,000 cash and a payment of 35,000 shares of the Company's restricted common stock and 5,000 shares of the Company's unrestricted common stock. The shares were valued at $18,800, which was the fair market value at the date of settlement. Aggregate loss from this settlement amounted to $28,800.

          d) During 1997, the Company received notice of a settlement of debt between a noteholder and the former officers of Orbit Technologies. The settlement agreement provided for the relief of a $50,000 note obligation and related accrued interest of $10,000 that was recorded as a liability by the Company. Accordingly, the Company has written-off the note and related interest, aggregating $60,000, as a gain from litigation settlement.

          e) On December 27, 1996, the Company entered into a settlement agreement with a shareholder in connection with prior purchases of the Company's common stock. The settlement agreement provided for the Company to issue a $250,000 promissory note and a $250,000 payment through the issuance of 2,941,176 shares of the Company's restricted common stock, which was deemed the fair market value at December 27, 1996. Included in the year ended December 31, 1996 statement of operation, the Company has recognized the loss from this settlement amounting to $500,000.

NOTE 10 - INCOME TAXES

          The Company was not required to provide for a provision for income taxes for the years ended December 31, 1997 and 1996 as a result of net operating losses incurred during those years.

          The components of deferred tax assets and liabilities at December 31, 1997 consist of the following:

          Deferred Tax Assets:
              Net operating loss carryforwards            $3,649,000
              Tax effects of temporary differences (*)     1,213,000
              Start-up costs                                 279,000
                                                          ----------
                  Total Gross Deferred Tax Assets
              Less: Valuation allowance                    5,141,000
                                                           5,141,000
                   Net Deferred Tax Assets                ----------

                                                          $        -
                                                          ==========

          (*) Temporary differences that give rise to the deferred tax asset at December 31, 1997 are primarily: compensatory element of its grants of stock options, allowance against equipment expenditures, and deferred officers' compensation.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - INCOME TAXES (Continued)

          The net change in the valuation allowance for deferred tax assets was an increase of approximately $353,000.

          As of December 31, 1997, the Company had available approximately $9,124,000 of net operating losses for income tax purposes that may be carried forward to offset future taxable income, if any. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating loss carry forwards in the event of an ownership change as defined by the Internal Revenue Code.

          These carryforwards expire in the following approximate amounts:

               Year of Expiration:
               -------------------
                                                           $  557,000
                       2000                                   726,000
                       2001                                    43,000
                       2002                                     2,000
                       2003                                     2,000
                       2004                                     1,000
                       2005                                     1,000
                       2006                                   937,000
                       2007                                 1,937,000
                       2008                                   932,000
                       2009                                 1,814,000
                       2010                                 1,611,000
                       2011                                   561,000
                       2012                                ----------

                                                           $9,124,000
                                                           ==========

          A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                 Years Ended December 31,
                                                --------------------------
                                                  1997             1996
                                                 ------           ------
               Federal statutory rate            (34.0)%          (34.0)%
               Non-deductible expenses              .2               .4
               Unutilized net operating loss      33.8             33.6
                                                ------           ------

               Effective rate                     -0-  %           -0-  %
                                                ======           ======

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

          Lease Obligation
          ----------------

          At December 31, 1997, the Company has a remaining obligation of six months under a long-term operating lease for office space. Monthly payments under this lease amount to $2,975 from January 1, 1998 through June 30, 1998. Thereafter, the lease converts to a month-to-month rental subject to negotiations between the lessor and the Company.

          Rental expense for the years ended December 31, 1997 and 1996 was $34,743 and $35,695, respectively.

          Employment and Consulting Agreements
          ------------------------------------

          On April 1, 1995, the Company entered into three agreements with its then current officers. The agreements provide for monthly salaries aggregating $30,000, over an initial two-year period ending March 31, 1997, and provide for automatic annual renewals. In addition to the compensation described above, the Company granted these officers 1,200,000 options, of which 900,000 were exercisable at $.01 per share, under the Option Plan as described in Note 8(d). The officers have agreed to defer 40% of their respective salaries until a financing of at least $3.5 million is raised by the Company.
          Effective January 1, 1997, one of the three officers elected to terminate their contract, which was mutually agreed to by the Company. Obligations under the remaining two agreements aggregate $252,000 per year.

          For the years ended December 31, 1997 and 1996, the expense recorded under these agreements amounted to $252,000 and $360,000, respectively. At December 31, 1997, unpaid obligations under these agreements amounted to $601,100 and are convertible into common stock at $.22 per share.

          Potential Securities Act Liabilities
          ------------------------------------

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

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

          Potential Liability for Over-issuances
          --------------------------------------

          Between December 16, 1992 and February 17, 1994, the Company issued approximately 15 million more shares of its common stock than it had authorized by its Certificate of Incorporation. As a result of cancellations during 1997 and a tentative settlement discussed in Note 11f, the remaining amount has been reduced to approximately 2 million shares.

          It is conceivable that some shareholders will try to hold the Company responsible for the acts of its former officers and directors with respect to the issuance of such stock in excess of the Company's authorized shares. The potential liability is unknown, but could be significant. It could also interfere with the settlement of the Benveniste litigation (Note 11f). Orbit anticipates pursuing an action in Delaware to resolve this matter.

          Management Compensation Plan
          ----------------------------

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

          If all the events are accomplished by December 31, 1997 an additional 100,000 shares will be issued to each key personnel. As of December 31, 1997, the Company has accrued 200,000 shares valued at $50,000 under this management compensation plan.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

          Litigation/Disputes
          -------------------

          a) The Metafuse technology was utilized to coat copper-alloy resistance welding electrodes (welding tips) through the fusion of titanium carbide or molybdenum tungsten onto and into copper-alloy welding tips ("TiTRODEs"). Chrysler Corporation has integrated the TiTRODE type electrodes into certain of its manufacturing plants. TiTRODE type electrodes are being sold to Chrysler by a Canadian corporation, with which the Company claims to have an written agreement beginning in January 1994, whereby the two parties would share net revenues derived from the sale of TiTRODEs. The Canadian corporation has not acknowledged the validity of such agreement, and to-date, no monies or any financial information have been received by the Company. The Company intends to retain legal counsel to enforce its written agreement. No action was taken during 1997.

          b)   Emerson v. Orbit Technologies, Inc. et al..  Plaintiff claims
               ------------------------------------------
               that Richard A. Wall, a former officer of Orbit, caused restricted stock to be issued to her without disclosing the restriction. Emerson seeks damages of approximately $125,000. Orbit is named as the issuing corporation. Plaintiff failed to timely serve Wall and he has been dismissed in the main action. Orbit has filed a cross complaint against Wall for indemnification and, in addition, is seeking to invalidate his Orbit stock holdings and recover monies as a result of Wall's actions. Orbit's Cross Claim for indemnification against Mr. Wall was dismissed on procedural grounds. The Company has entered into a settlement with Ms. Emerson, under which she will receive $10,000, plus 5,000 shares of unrestricted stock, plus 35,000 shares of restricted stock.

          c)   Joseph vs. Orbit Technologies Inc.  In October 1995, the Company
               ----------------------------------
               commenced an internal audit of its debt and equity structure. In February 1996, preliminary findings of the internal audit suggested that certain stock issuance to former officers and related entities were without consideration. This resulted in a request made by the Company upon certain individuals, including former directors and officers of the Company, to surrender stock issued to and held by them for purposes of cancellation. One of the individuals, subject to the internal audit and request to surrender stock for cancellation, Adrian Joseph ("Joseph"), the Company's former chairman and president, has initiated a judicial action in the Superior Court of California, County of San Diego, seeking a declaration of his rights in and to Orbit stock. The Company has sought to cancel all stock held, possessed or controlled by Mr. Joseph either in his individual capacity, his family or corporations. The Company and current management prevailed in that action as the court denied the challenge of Joseph. Although Joseph's stock was not canceled in this action, the court prevented Joseph from interfering with the business of the Company for a period of one year or the length of any action brought by the parties.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

          Litigation/Disputes (Continued)
          -------------------

          c)   Joseph vs. Orbit Technologies Inc. (Continued).  Adrian Joseph,
               ----------------------------------------------
               Orbit former CEO, President and Chairman, filed an action for declaratory relief seeking to validate his stock holdings in Orbit. Orbit has cross-claimed against Joseph and Tatum Singletary, another former officer, seeking to invalidate prior issuance of stock in connection with certain questionable transactions discussed above.

               On October 21, 1997, the San Diego Superior Court of California ordered Joseph, Singletary, Mikimak, Ltd., a foreign corporation controlled by Joseph, to surrender 10,418,988 shares of Orbit common stock to the extent that said common stock are within their possession, custody or control.

               The Company has adjusted its outstanding shares by cancelling the shares held by the former Board of Directors at December 31, 1997. It was determined the number of shares held by the plaintiff amounted to 6,066,830.

          d)   Jeffer, Mangels, Butler & Marmaro, LLP v. Orbit Technologies,
               -------------------------------------------------------------
               Inc..  Action by former attorneys of Orbit to compel arbitration
               -----
               to recover attorney fees. Orbit stipulated to arbitration of fee dispute and stipulated to entry of interim arbitration award in the amount of approximately $110,000, subject to any defenses, offsets or claims, which Orbit is asserting by way of a separate legal malpractice action.

               The Company's legal malpractice action was directed to arbitration by a retainer agreement signed by Mr. Joseph, in his capacity when he was with the Company. Prior to Orbit becoming a client, Mr. Joseph was a personal client of Jeffer, Mangels, Butler & Marmaro. The retainer agreement signed by Joseph has barred Orbit from filing a legal malpractice action.

          e)   Sansone v. Joseph, et al.  Action by shareholder to recover on
               -------------------------
               $50,000 note signed by Joseph and Orbit which Orbit has defaulted. Plaintiff has obtained a judgement against Joseph for the full amount of the debt and has attached $60,000 of sales proceeds owed to Joseph against which to collect. Joseph has cross-claimed against Orbit for indemnification, which was denied.

               During 1997, the plaintiff, Sansone, released the Company from the $50,000 note obligation and related accrued interest, which was written-off to gain from litigation settlement.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

          Litigation/Disputes (Continued)
          -------------------

          f)   Benveniste, et. al. vs. Orbit and Its Officers.  The action was
               ----------------------------------------------
               filed on March 6, 1997 in the Los Angeles Superior Court. The action is to collect principal, interest and other fees and damages relating to various promissory notes executed between the plaintiffs and Orbit during 1992 totalling $197,000 and additional loans made during 1995 totalling $600,000.

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

               Management contends that all of the debt and related fees and shares of common stock are properly reflected on Orbit's books as of December 31, 1997. The Company's records reflect that the debt related to the 1992 loans of $197,000 and related accrued interest was converted into 226,550 common shares of Orbit in 1993. Management also contends that there was no oral agreement to reduce the exercise and conversion prices of certain financial instruments. Further, management contends that there were no violations of securities laws, that no misrepresentations were made to plaintiffs and all other complaints are without merit.

               Orbit contends that the plaintiffs loaned money to another entity, other than Orbit in 1992, for which Orbit has no liability. Additionally, Orbit contends that the plaintiffs hold substantial shares of Orbit common stock which are void and/or voidable. By its Cross Complaint, Orbit seeks to cancel invalidly issued stock and recover money damages.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

          Litigation/Disputes (Continued)
          -------------------

          f)   Benveniste, et. al. vs. Orbit and Its Officers.  (Continued). In
               ------------------------------------------------------------
               June of 1998, a tentative comprehensive settlement was reached by all parties. The financial terms of the tentative settlement include the conversion of all of the Benveniste's debt to 5,745,000 shares of common stock. Because the accord requires the surrender and cancellation of approximately 5 million shares of Orbit common stock issued by past officers and directors that Orbit contends are invalid, the net effect will be to maintain the existing equity structure. The agreement also grants to the Benvenistes the option to purchase up to 1,100,000 shares at a price ranging from $.23 to $.75 per share.

               The settlement has several contingencies, which need to be resolved before the settlement is final.

          g)   Benveniste, et al. vs. Lahey, et al.   On June 2, 1997, Richard
               ------------------------------------
               Benveniste and Edgar Benveniste filed suit in the Delaware Court of Chancery on behalf of themselves and purportedly on behalf of the Company against James B. Lahey, James A. Giansiracusa, Stephen V. Prewett, Ian C. Gent and William N. Whelen. The complaint sought a determination by the Court of Chancery for:
               (i) as to who constituted the valid directors of the Company in connection with a written consent action initiated by the plaintiffs or, (ii) in the alternative, that the Company be required to hold a annual meeting of shareholders.

               On September 2, 1997, the Court of Chancery decided to defer a decision on the defendants motion to dismiss until such time as an annual meeting of the Company's shareholders was held. The Court thereafter ordered that the Company hold its annual meeting. The Company is in the process of complying with the Court's requirements.

          h)   Jacobs vs. Orbit.  This action was filed on June 27, 1997, in the
               -----------------
               Superior Court of California, County of Los Angeles as Case No. BC 173600. The plaintiff seeks money damages allegedly attributable to his inability to sell restricted stock. In April of 1998, the parties to the above action have entered into a mutual release agreement, whereby Jacobs will relinquish 1,000 shares of Orbit common stock.

          i)   Wilson vs. Orbit.  This action was filed on September 15, 1997 in
               ----------------
               the Superior Court of California, County of Los Angeles.   The
               plaintiff seeks money damages allegedly attributable to his inability to sell restricted stock. This action was settled in 1998, resulting in the issuance of 45,000 additional common shares to Wilson.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

          During the years ended December 31, 1997 and 1996, the Company paid $- 0- and $9,120 for interest, respectively.

          Non-Cash Transactions
          ---------------------

          During the year ended December 31, 1997:

          a) The Company issued 300,000 shares of common stock as additional consideration for a $300,000 loan obligation, which has been valued at $42,750.

          b) Convertible promissory notes and related accrued interest aggregating $153,434 were converted to 1,036,694 shares of common stock.

          c) In connection with a legal settlement agreement, the Company issued 5,000 shares of its unrestricted common stock and 35,000 shares of restricted common stock valued at $18,800.

          d) The Company issued 200,000 shares of common stock as consideration for accrued expenses valued at $50,000.

          e) The Company reduced notes payable of $50,000 and related accrued interest of $10,000 as a result of a favorable outcome in a legal settlement.

          f) During the year, the Company wrote-off old liabilities relating to the former Board of Directors valued at $76,721.

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

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - SUBSEQUENT EVENTS

          Notes Payable
          -------------

          a) During the first quarter of 1998, the Company converted $25,000 of principal, relating to a note payable, into 108,412 shares of the Company's common stock.

          b) During the first quarter of 1998, the Company sold in total 315,556 shares of common stock to three unrelated individuals. Aggregate proceeds received from these stock sales amounted to $96,100.

                                  SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orbit Technologies Inc.



By:  /s/ James B. Lahey
   ------------------------------------
 James B. Lahey
 Chief Executive Officer and Chairman of the Board of Directors

Date:  April 21, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          TITLE                         DATE
----                          -----                         ----

/S/ JAMES B. LAHEY            Chief Executive Officer and    April 21, 1999
----------------------------  Chairman of the Board (Chief
James B. Lahey                Executive Officer)

/S/JAMES A. GIANSIRACUSA      Vice President- Operations,    April 21, 1999
----------------------------  Chief Financial Officer
James A. Giansiracusa         (Chief Financial and
                              Accounting Officer),
                              Secretary, and Director

/S/ IAN C. GENT               Director                       April 21, 1999
----------------------------
Ian C. Gent

/S/STEPHEN V.  PREWETT        Vice President - Technology    April 21, 1999
----------------------------  Development and Director
Stephen V. Prewett

/S/WILLIAM N. WHELEN          Director                       April 21, 1999
----------------------------
William N. Whelen, Jr.