Form 10KSB40
period 1998-12-31
ORBIT TECHNOLOGIES INC /DE/
filed 1999-04-30
CIK 937814

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended: December 31, 1998


            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For transition period from __________ to ___________


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


       Registrant's telephone number, including area code: 760/918-9168 Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value
                               (Title of class)


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least
the past 90 days.   Yes [_]      No  [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [X]

     Issuer's revenues for the year ended December 31, 1998 were $ -0-.

     On December 31, 1998, the aggregate market value of the voting stock held by non-affiliated totaled approximately $6,398,052 based on the closing stock price as reported by The OTC-BB of the NASDAQ Stock Market.

   At December 31, 1998; 31,990,261 shares of Common Stock were outstanding.

    Transitional Small Business Disclosure Format: Yes [_]    No  [X]

                                    PART I

Forward-Looking Statements

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

Due to financial conditions the Company has not filed the Form 10-QSB's for 1998 and the Form 10-KSB encompasses the material developments during the year. Moving forward the Company intends to file all quarterly reports as required by current regulations.

Item 1.  DESCRIPTION OF BUSINESS

Orbit Technologies, Inc. (the "Company" or "Orbit") was incorporated under the laws of the state of Delaware in 1985. The Company's mandate is to develop base technologies into commercially viable products, which are licensed or sold to affiliated and/or unaffiliated entities that are responsible for the production and marketing of such products. The technologies described herein are undergoing certain feasibility studies and testing, and none has proved commercially feasible.

The Company is the owner of various patents pending and issued related to a number of core technologies. The Company intends to file patents to cover new technologies it develops or acquires and to cover improvements to existing patents.

General

The Company retains independent engineers, research consultants, institutes, independent business entities, and other technical and business consultants as needed to develop and analyze technologies. The Company is focusing on its Polymer Encapsulation Technology (PET) which it believes has potential to yield a significant and commercially viable environmental product. PET provides certain benefits to generators of radioactive and toxic wastes with a method to stabilize and encapsulate such materials for environmentally safe disposal. The Company may license the technology, seek a strategic alliances or establish joint venture relationships with specific industry leaders.

The Company evaluates the commercial viability for each technology. When a commercial application is developed, the Company will license the technology to a licensee for a license fee and royalty payments. The licensee undertakes the process of bringing applications of the technology to market independently or through manufacturing and marketing utilizing joint ventures, selected partners, or sublicensing. Specific applications of a particular technology may be licensed to separate entities, each of whom is responsible for that particular application. Additional funding may be required during these various phases of technology development and commercialization

Polymer Encapsulation (PET) Technology

The Company has filed a new patent covering specific applications of its Polymer Encapsulation Technology (PET). PET is a non-flammable, non-toxic polymer formulation specifically designed for nuclear waste remediation, toxic waste containment, and encapsulation of difficult to treat hazardous waste materials.

Previously referred to as Orbit's "Ceramic Silicone Foam" ("CSF"), Orbit's new Polymer Encapsulation Technology includes enhanced material properties and formulations and improved application processes. PET remains intact above 1000 degrees C and exceeds the melting point of many metals. These properties make PET a potentially viable solution to permanently contain many hazardous wastes. Applications may exist in aerospace, public transportation, and health care. PET also has the potential to be effective in providing chemical or thermal barriers.

Additional testing will be required on PET to determine its fire retardance, anti-flammability, non-toxicity, physical resiliency, thermal resistance, thermal insulation properties, tensile strength and resistance to atmospheric decay.

Nuclear/Toxic Waste Containment Technology

The Company's nuclear/toxic waste containment technology has proven effective in a laboratory setting in containing nuclear waste and radioactive particles. The Company uses polydimethylsiloxane (PDMS) polymers as a base material to create a unique compound through the addition of certain proprietary materials and formulation methods. The final encapsulation material is specially designed and formulated to be application specific based on the required performance criteria.

Metafusion Process

Metafusion describes a material coating process (the "Metafusion Process"). The Metafusion Process encompasses the fusion, by chemical or physical means, of materials at the atomic level. The reaction takes place at room temperature and at ambient pressure. The process uses very little power, no toxic materials, and no contaminated waste is produced. The Metafusion Process permits the surface of a metal or alloy to be coated with another metal or alloy so that the applied material is actually fused onto and into the atomic structure of the surface of the substrate material. The process is achieved by electrical excitation of the electrons of the coating and substrate materials by the application of a mid-range frequency pulsed electrical current that has been generated to coincide with the natural resonance of the atoms. The process results in the fusion of the materials and an intermingling of the atoms at the boundary causing an interdispersion of the materials. The Metafusion Process does not generate excessive heat that can alter the properties of the substrate material. The Metafusion Process can be accomplished without expensive or sophisticated equipment.

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

The Company believes that the Metafusion Process has myriad commercial applications. Potential applications include printed circuits, cutting blades, tools and dies, jewelry, automotive parts, corrosion resistance in extreme conditions, and multi-layer applications for the reduction of heat expansion coefficients. Plan include a continuation of the commercialization evaluation phase when additional funding becomes available.

The Company holds patents for the original Metafuse Process and has filed specific patents for the Polymer Encapsulation Technology (PET).

Other Technologies

Since 1996, the Company has been reevaluating and prioritizing other technologies which it possesses. While the Company has devoted its efforts to the development of its Polymer Encapsulation Technology (PET) system, efforts to determine the viability of its other technologies will be pursued when additional funding becomes available. There is, however, no assurance that such funding will be obtained to facilitate these efforts.

The Company is continually searching for and evaluating other technologies which may yield commercially viable products and would fit vertically or horizontally into the Company's area of expertise.

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

Human Resources

As of December 31, 1998, the Company employs three individuals. The Company also retains independent engineers, research consultants, institutions, independent business entities, and other technical and business consultants as needed to develop and analyze technologies and create business strategies.

Research and Development

Research and development expenses for the years ended December 31, 1998 and 1997 were $7,416 and $1,141, respectively.

Item 2.  DESCRIPTION OF PROPERTY

The Company maintains its principal executive offices in Carlsbad, California where it occupies a 1,500 square foot office at 5950 La Place Court, Suite 140, Carlsbad, California 92008 pursuant to a lease expiring in July 2001.

Item 3.  LEGAL PROCEEDINGS

Introduction

The Company is involved in legal proceedings incidental to its normal business activities. As of the date hereof, the Company is not party to any material litigation except as described below. Most of the litigation is related to or actions by past Directors and Officers, and their affiliates in which a determination of the respective rights and duties of the parties is sought. This includes an adjudication of the validity of common stock issued to Messrs. Joseph, Mikimak, Ltd., Joseph's Bahamian company, Tatum Singletary, Richard A. Wall, Richard and Edgar Benveniste, and others. Other actions deal specifically with the collection of debts owed by the Company. Subsequently, paragraphs 1 through 6 describe those actions.

The Company is a party to the following proceedings:

1.  Benveniste, et. al. v. Orbit and Its Officers.  The action was filed on
    ---------------------------------------------
March 6, 1997 in the Los Angeles Superior Court as Case No. BC167043. The action is to collect principal, interest and other fees and damages relating to various promissory notes executed between the plaintiffs and Orbit during 1995 aggregating $600,000 and loans made during 1992 aggregating $197,000.

The plaintiffs, Richard and Edgar Benveniste, allege that the defendants violated the securities laws of the State of California and made negligent misrepresentations related to the Company's technologies, thereby inducing them to loan monies to the Company. The plaintiffs also allege that, pursuant to an oral agreement with an officer of the Company, the exercise price for various stock options to acquire Orbit stock was reduced to $0.10 per share and the conversion price under various convertible loan agreements between the plaintiffs and Orbit was also reduced to $0.10. Further, the plaintiffs allege that they have not received 500,000 shares of Orbit stock promised as additional compensation under such agreements.

Orbit contends that the plaintiffs loaned money to another entity (other than Orbit) in 1992 for which Orbit has no liability. Additionally, Orbit contends that the plaintiffs hold substantial shares of Orbit common stock which are void and/or voidable. Orbit has filed a Cross Complaint seeking to cancel invalidly issued stock and recover money damages in excess of $7,000,000.

Management denies the contention that there was an oral agreement to reduce the exercise and conversion prices of certain financial instruments. Management further denies the contentions there were violations of securities laws, that misrepresentations were made to plaintiffs and that other complaints possess any merit.

Since February 1996, management attempted to contact the subject note holders on numerous occasions via correspondence and telephone in an attempt to discuss the issues surrounding the loan agreements, set-off, and the respective claims against both parties.

In June 1998, Orbit announced that it had reached a tentative accord to eliminate pending litigation with various claimants.

In December 1998, the parties entered into a settlement agreement which resolves all of the claims and the cross-claims. As part of the settlement, approximately 5 million shares will be surrendered for cancellation by a variety of parties including the Benvenistes. The Benvenistes have agreed to convert debt to equity and will be issued approximately 5.7 million shares of stock. (Also see Item 3., Introduction.)

2.   Jeffer, Mangels, Butler & Marmaro, LLP v. Orbit Technologies, Inc.  Action
     ------------------------------------------------------------------
filed in Los Angeles Superior Court, on September 17, 1996, Case No. BS 041 354, by former attorneys of Orbit to recover attorneys' fees. Orbit stipulated to arbitration of fee dispute and entry of an interim arbitration award in the amount of approximately $110,000, subject to any defenses, offsets or claims, which Orbit asserted in the form of a legal malpractice claim.

The Company's legal malpractice action was denied as a result of the retainer agreement signed by Mr. Joseph in his capacity when he was with the Company. Mr. Joseph was a personal client of Jeffer, Mangels, Butler & Marmaro prior to Orbit's involvement with the firm. Orbit declined to participate in the arbitration and judgment has been awarded pursuant to the interim arbitration award.

3.   Orbit Technologies Inc., et al. v. Lahey, et al.  The action filed by
     ------------------------------------------------
Richard Benveniste and Edgar R. Benveniste on June 2, 1997 in the Delaware Court of Chancery, Case No. 15720-NC, on behalf of themselves and purportedly on behalf of the Company against James B. Lahey, James A. Giansiracusa, Ian C. Gent, Stephen V. Prewett, and William N. Whelen. The Complaint sought a determination by the Court of Chancery (i) as to who constituted the valid Directors of the

Company in connection with a written consent action initiated by the plaintiffs {and signed by Richard A. Wall & Associates GmbH (Authorized representative Kurt Seifman), Kurt Seifman, JTR Associates (Authorized representative William P. Ruffa, Jr.), William P. Ruffa, Jr., Pacific Equities, Inc. (Authorized representative Richard A. Wall), Richard A. Wall, Cynthia L. Wall, Eleanor Moscatel (By her attorney-in-fact, Richard Benveniste), Julie Benveniste (By her attorney-in-fact, Richard Benveniste), Chad Nellis (Son of Cynthia Wall and step son of Richard A. Wall), Mikimak Limited, and Frank A. Visco}, and (ii) in the alternative, that the Company be required to hold an annual meeting of shareholders. In response to the Complaint, on June 20, 1997 the defendants filed their motion to dismiss or, in the alternative, to stay the Delaware litigation in favor of litigation relating to the validity of claimed holdings in the Company that was pending in the state court of California (Adrian Joseph v. Orbit Technologies Inc.).

On September 2, 1997, a hearing on the defendant's motion to dismiss was held at which time the Court of Chancery decided to defer a decision on the defendant's motion to dismiss until such time as an annual meeting of the Company's shareholders was held. The Court thereafter ordered that the Company hold its annual meeting. As part of the global settlement involving the Benvenistes, it is anticipated that this case will be dismissed unless Orbit decides to use it as a vehicle for addressing issues to be resolved as part of the settlement in the State of Delaware. The Company is hoping that the resolution of all these issues will allow the Company to call a shareholders meeting in the second quarter of 1999. (Also see Item 3., Introduction.)

4.   Brian Jacobs v. Orbit Technologies Inc.   This action was filed on June 27,
     ---------------------------------------
1997, in the Superior Court of California, County of Los Angeles as Case No. BC 173600. Brian Jacobs, the plaintiff, who has provided legal representation for Orbit, OTI Technologies Inc. (a Canadian Corporation), Adrian Joseph, Richard A. Wall, Ruffa & Ruffa, and other individuals who have brought groundless actions against the Company, sought money damages allegedly attributable to his inability to sell restricted stock. Management believes this action has no merit.

This action is included as part of the global settlement including other claimants. Jacob's claims have been settled as part of the Benveniste litigation and Jacobs will surrender all claimed stock to the Company. Orbit did not contribute to that settlement and the action has been dismissed. (Also see Item 3., Introduction.)

5.   William A. Wilson v. Orbit Technologies Inc. This action was filed on
     --------------------------------------------
September 15, 1997, in the Superior Court of California, County of Los Angeles as Case No. BC 177867. The plaintiff, Ambassador William A. Wilson, sought money damages allegedly attributable to his inability to sell restricted stock. Management believes this action has no merit.

This action is included as part of the global settlement including other claimants. Orbit settled the claim by agreeing to issue 75,000 shares of stock to Wilson and accept the surrender of 30,000 shares of stock claimed by Ambassador Wilson and the action has been dismissed. (Also see Item 3., Introduction.)

6.   Howdy Kabrins v. Orbit Technologies, Inc. This action was filed on
     -----------------------------------------
September 4, 1998 in the Superior Court of California, for the County of San Diego, North County Branch, Case No. N0 79127. Plaintiff seeks payment pursuant to a Convertible Promissory Note upon which the defendant has not paid.

The action has been settled by the plaintiff agreeing to convert half of the outstanding balance of the debt, approximately $68,280, into stock at a conversion price of $0.25 per share and Kabrins has agreed to accept a 10% Note for the remainder of the debt.

While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters has had or will have a material adverse effect on its financial position or results of operation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the year ended December 31, 1998 to a vote of the Company's securities holders.


                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 29, 1994, the Company's Common Stock was reported by the NASD OTC Electronic Bulletin Board (the "OTC-BB") and continues to be traded on such reporting market on a limited basis. The table below shows the high and low bid prices as reported by the OTC-BB. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Calendar Year ended December 31:

1997                High     Low

First Quarter       $0.34   $0.16
Second Quarter       0.36    0.16
Third Quarter        0.49    0.28
Fourth Quarter       0.67    0.32


1998

First Quarter       $0.62   $0.34
Second Quarter       0.52    0.30
Third Quarter        0.42    0.20
Fourth Quarter       0.30    0.16

1999

First Quarter       $0.33   $0.18

There were approximately 1500 shareholders of record of Common Stock as of December 31, 1998. The Company has not paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

During 1998 the Company converted $440,332 of principal and related accrued interest of $93,903 into 4,340,059 shares of common stock pursuant to exemptions under Section 4(2) and or Regulation D., under the Securities Act of 1933, as amended.

Item 6.  MANAGEMENT'S PLAN OF OPERATION

Since 1996, the Company has focused on the development and use of its polydimethalsiloxane-based Polymer Encapsulation Technology (PET) as a method for stabilizing and encapsulating various radioactive and toxic waste materials leading to a final waste form for disposal.

Significant progress has been attained as evidenced by the success achieved on test and evaluation contracts completed for Lockheed Martin Idaho Technologies Company (LMITCO) in conjunction with the U. S. Department of Energy, Idaho Operations Office, at their Idaho Falls waste site. The Company's business plan and near term strategy will focus the Company's human resources and funding on developing the Polymer Encapsulation Technology (PET) as a modern technology solution to various radioactive and toxic waste materials identified for environmentally safe disposal.

As a next step in product acceptance, Lockheed Martin Idaho Technologies Company and Orbit, together with input from the Microscale Physiochemical Laboratory at the University of Akron and Ecology and Environmental, Inc. (Orbit's Teaming Partner) have recently completed the Scope of Work that will lead to a follow-on calcine evaluation contract utilizing Orbit's PET as a potential transportation medium in addition to a stabilization and encapsulation material. The elastomeric properties and material characteristics provided by PET are of particular benefit in eliminating the potential risk that would occur in the transportation of the waste from one site to another for long term storage or disposal. It is estimated that this evaluation phase will be completed in late 1999.

After product performance evaluations are successfully completed for stabilizing and encapsulating the waste, a pilot plant evaluation is normally conducted.
The pilot plant demonstrates actual processing methods and applications incorporating both PET and selected waste materials.

Building on the successes achieved under the Lockheed Martin contracts, the marketing strategy is to build a substantial government and private sector business in which Orbit's system will be used in the containment of various radioactive and heavy metal wastes. Work has begun with initial contacts being made with industry leaders in the waste management and waste remediation sectors and potential end-users of the technology. Ultimately, the Company plans to develop strategic relationships with prime contractors throughout the waste management industry.

Until completion of the final development of a technology and the commencement of sales, the Company will have no operating revenues but will continue to incur substantial expenses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, that it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

Background

In May 1996, the Company was awarded a sole source contract, within its category, to participate in the U. S. Department of Energy's Landfill Stabilization Project. This Project evaluates materials for treating existing hazardous waste at the Idaho National Engineering Laboratory's Subsurface Disposal Areas. Several materials in other categories have also been selected for testing. The contract provides for initial bench testing with an option that can be exercised for more extensive field-testing.

The results of preliminary testing and analysis in Idaho was the development of a "White Paper" which recommended a much more extensive evaluation of Orbit's CSF be conducted to evaluate its use for Calcine Waste Stabilization at the Idaho facility. Calcine waste is specific to the Idaho facility and there are about 13,000,000 pounds of material to be processed. Part of this study actually produced three non-radioactive samples that produced acceptable results. A conceptual process design was also performed as well as initial cost estimates generated. This study has had wide distribution within the Department of Energy. In November 1996, the Company entered into a Teaming Agreement with Ecology & Environmental, Inc. (International Specialists in the Environment), for the sole purpose of identifying and pursuing mutually agreeable business opportunities within the U. S. Departments of Energy and Defense, and other federal and state government agencies and private sectors where the environmental application of Orbit's technology is possible. Identification and pursuit of business opportunities includes technology development (i. e. both system design and application identification and construction), sales and client development efforts, the bid/proposal process, and the contract negotiation process regarding awarded projects.

In May 1997, the Company was awarded a contract by Lockheed Martin Idaho Technologies Company (LMITCO) to test and evaluate Orbit's material as a stabilizing media for sodium and nitrate salts, which included chromium, from the Idaho National Engineering and Environmental Laboratory`s (INEEL) Radioactive Waste Management Complex (RWMC). Subcontractors under the contract to Orbit are the University of Akron's Microscale Physiochemical Engineering Center, Department of Civil Engineering and Pierpoint Environmental Management Services.

In August 1997, Lockheed Martin expanded the initial contract to include two additional nitrate-type surrogate waste materials containing cadmium and an organic solvent. Conclusions from a report published in November 1997 by Lockheed Martin indicated that Orbit's material appears to be suitable for the stabilization of DOE complex salt wastes. The final waste form passed the TCLP protocol and DOT oxidizer tests.

In September 1997, Orbit Technologies, Inc., Ecology and Environmental, Inc., and The University of Akron submitted a proposal entitled "Low-activity Waste Stabilization using Ceramic Silicon Foam (CSF)" to the Department of Energy Idaho Operations Office. The proposal received wide dissemination within the U.S. Department of Energy.

In March 1998, the Company was awarded a contract by Lockheed Martin Idaho Technologies Company to evaluate encapsulation of both surrogate and actual WERF (Waste Experimental Reduction Facility) low level waste with its Polymer Encapsulation Technology (PET).

In July 1998, the Statement of Work was modified and redirected the Company to focus on a low level calcine material. These new tests included mixing studies and enhanced treatment methodologies. Test reports by Lockheed Martin indicated that encapsulation of the low-level mixed waste fraction from INTEC calcined waste has potential as an encapsulating media for final disposal and the report recommended exploration of further treatment formulations.

In August 1998, a paper detailing the Company's mixed waste encapsulation technology, entitled "Encapsulation of Nitrate Salt Waste Using Polysiloxane," was selected for presentation at the 216th Annual American Chemical Society National Meeting. The paper examined the use of a new waste management solution to encapsulate the U.S. Department of Energy's approximately 250 million-kg of dry nitrate salt waste which is laden with heavy metals and radioactive isotopes.

In October 1998, the Company filed a new patent application for its Polymer Encapsulation Technology (PET). The new patent was the result of rigorous test and evaluation over the last year and included the results of enhanced formulations and improved process applications. The Company's system involves a method for stabilizing granular salts generated by solidifying neutralized acidic solutions used to recover and reformulate weapons material.

In the last six months the Company has included new surfactant additives, or binding agents, that enable the system to encapsulate and stabilize waste material which may include soluble chromium compounds, sodium nitrate, potassium nitrate, plutonium 238 and 239, uranium 238, and other harmful contaminants.

Orbit's encapsulation system is designed to form a cohesive material suitable for transportation and final disposal, featuring a low leaching index as well as the ability to perform at increased waste loading factors. The system has been developed for the treatment of waste material to prevent environmental damage, because certain wastes that cannot be easily or economically rendered environmentally harmless still pose significant disposal problems.

In October 1998, Orbit's new and recently patented Polymer Encapsulation technology (PET) was selected for presentation at the 19th U. S. Department of Energy Low-Level Radioactive Waste Management Conference. The goal of the conference was to provide an opportunity for information exchange between representatives of the commercial and defense related low-level radioactive waste management communities.

Financial Condition

For the fiscal years ended December 31, 1997 and 1998, the Company had no revenues. General and administrative expenses decreased from $635,318 in 1997 to $484,711 in 1998. For the years ending December 31, 1998 and December 31, 1997, the Company incurred an operating loss of $877,054 and $882,223, respectively. It is anticipated that net-operating losses will continue through the next two years.

Liquidity and Capital Resources

On December 31, 1998, the Company had an accumulated deficit and a working capital deficit of $14,895,616 and $3,477,841, respectively. The Company had a ratio of liabilities to tangible assets of approximately 28.2 to 1 as of December 31, 1998. The Company is also in default on a significant number of notes that total approximately $1,600,000 in principal as of December 31, 1998. The report of the Company's independent certified public accountants includes an uncertainty paragraph with regard to the ability of the Company to continue as a going concern.

On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder for $300,000 payable in $100,000 installments on May 27, 1997, and September 5, 1997, and December 6, 1997. The installment loan bears interest at 12% per annum. The loan agreement provides for a minimum semi-annual interest payment of $6,000 commencing December 6, 1997. The Company's rights, titles and patents, to its polymer technology collateralize the installment note. The interest payments are currently in default. The Company will record the additional consideration as interest expense amounting to $42,750 which is based on the fifty percent (50%) of the fair market value at the common stock at May 27, 1997, the date of the installment loan agreement. Furthermore, the Company granted the shareholder the right to purchase 150,000 shares of restricted common stock at seventy-five percent (75%) of the fair market value for a period of 180 days commencing May 27, 1997, the date of the installment agreement.

The Company will require additional financing to finance it proposed business plan. No assurance can be given that additional financing can be obtained, or if obtainable, that the terms will be satisfactory to the Company. To date, the Company has funded its operations from the private sales of Common Stock or convertible notes (many of which have been converted into Common Stock). Such sales have been able to fund only minimal operations and technological developments. Development and exploitation of technologies have been delayed by lack of adequate funding.

Item 7.  FINANCIAL STATEMENTS

See the Financial Statements and Notes thereto.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information concerning the directors and executive officers of the Company:

Name                    Age   Title
----                    ---   -----
James B. Lahey           64   President, Chief Executive Officer, and Director
James A. Giansiracusa    50   Vice President - Operations, Secretary,
                                Chief Financial Officer and Director
Ian C. Gent              56   Director
Stephen V. Prewett       53   Director
William N. Whelen, Jr.   61   Director

James B. Lahey became President and a director of the Company in March 1995. From 1993 through 1994 he was President and Executive Vice President of Sensotron, Inc., which develops technologically advanced transducer products. From 1989 to 1992 he was Corporate Executive Vice President of W. S. Shamban & Co., a manufacturer of engineered sealing systems. He has previously held senior management positions with W. R Grace & Co. and Ausimont U.S.A. Mr. Lahey holds a Bachelors degree in Civil Engineering from Manhattan College.

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

Ian C. Gent has been a consultant to the Company since September 1994. Mr. Gent became Chief Financial Officer and a director of the Company in April 1995. He has provided advice in the areas of investment banking, corporate structuring, and organizational strategies. Mr. Gent has also assisted with securities compliance and investor relations. Between 1989 and 1994 he was Vice President and Director of the Canadian Commerce Group of Fleet Bank of New York, a member of the Fleet Financial Group. In January 1994 he became President and Chief Executive Officer of West Niagara Capital Corporation, a private Canadian merchant banking company specializing in technology and real estate consulting. During his 27 years in the securities and banking industries, he has held positions as Vice President, Merrill Lynch Royal Securities in Canada, Managing

Director of a regional broker dealer, President and Chief Operating Officer of Southern Tier Gas Producers, and President and Chief Executive Officer of GDM Securities, a wholly owned subsidiary of Goldome Savings Bank. Mr. Gent is currently Chairman and a Director with S. A. Power Corporation USA. Mr. Gent has a Bachelor of Science in Business Administration from Ashland College, Ohio and has completed several advanced management and industry programs.

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

William N. Whelen, Jr. was appointed a director of the Company in September 1996, filling the vacancy following the resignation of Mr. Joseph. Mr. Whelen has spent the last thirty years in the investment banking business. He has served with two Philadelphia firms, Suplee Mosley, Close and Kerner, and Jenney Montgomery Scott. Today Mr. Whelen is a Director with S. A. Power Corporation USA. He is a registered representative of Simon Securities, New Jersey. Mr. Whelen has an electrical engineering degree from Widener University of Chester, Pennsylvania.

There are no family relationships between any of the Company's directors and officers. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person has been elected or nominated as a director or executive officer.

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

Based solely upon a review of the copies of such forms furnished to the Company and information involving securities transactions of which the Company is aware, the Company believes that during the fiscal year ending December 31, 1998, there was compliance with all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

The following table presents, for each of the last three fiscal years, the annual compensation earned by the chief executive officer and the most highly compensated executive officers of the Company for the three fiscal years ended December 31, 1998:

                           Summary Compensation Table

                                                                      -------------------------------
    Name and                                                           Long Term Compensation Awards
Principal Position                 Annual Compensation                -------------------------------
------------------         ------------------------------------        Securities         All Other
                           Year          Salary           Bonus        Underlying          Annual
                           ------------------------------------       Options/SAR        Compensation
                                                                      -----------        ------------
James B. Lahey,
President                  1998          $120,000(1)       0               0                  0
                           1997           120,000(1)       0               0                  0
                           1996           120,000(1)       0               0                  0

James A. Giansiracusa,     1998          $132,000(1)       0               0                  0
Vice President,            1997          $132,000(1)       0               0                  0
Operations                 1996          $132,000(1)       0               0                  0

Stephen V. Prewett,        1998          $   0             0               0                  0
Vice President,            1997          $108,000(1)       0               0                  0
Technology Development     1996          $108,000(1)       0               0                  0

(1) The amounts stated above have not been fully paid and Messrs. Lahey, Giansiracusa, and Prewett have agreed to deferred compensation in the amount totaling $823,100 from deferrals in the three fiscal years reflected in the above table. (Also see Notes 6 and 11 to Consolidated Financial Statements.)

The Company entered into Employment Agreements effective April 1, 1995, with its key employees, Messrs. Lahey, Giansiracusa, and Prewett, to serve in the positions set forth above for a period of two years, and unless otherwise terminated, to continue year by year thereafter. The basic annual salaries under the Employment Agreements are $120,000, $132,000, and $108,000, respectively, subject to a 40% deferral that will be paid when the Company's
financial condition permits such payment.   Such individuals also received stock
options under the 1995 Stock Option Plan for 300,000 shares, 500,000 shares, and 500,000 shares, respectively. During portions of 1995, 1996, 1997 and 1998, key officers have deferred salaries in amounts significantly greater than 40% so that cash could be applied to the Company's operations.

Compensation of Directors

Directors received no payment for their services as directors during 1998, although the Company's By-Laws provide that directors shall receive $500 for each meeting. The compensation of officers and directors is subject to review and adjustment from time to time by the Board of Directors.

Stock Options

The following table presents information for the named officer in the Summary Compensation Table with respect to options exercised during fiscal year ended December 31, 1998 and unexercised options held as of the end of the fiscal year.


              Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values


                                                           Number of Securities       Value of Unexercised
                           Shares                         Underlying Unexercised          In-the-Money
                        Acquired on         Value        Options/SARs at FY-End (#)  Options/SARs at FY-End ($)
Name                    Exercise (#)     Realized ($)    Exercisable/Unexercisable   Exercisable/Unexercisable
----                    ------------     ------------    -------------------------   --------------------------
James B. Lahey              0                 0                  300,000/0                    $54,000/$0
James A. Giansiracusa       0                 0                1,356,593/0                   $244,186/$0

Stephen V. Prewett          0                 0                  594,783/0                   $107,060/$0


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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1998, certain information as to shares of the Common Stock owned by (i) each person known by management to beneficially own more than 5% of the outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group:

                                       Amount and Nature    Percent of
Name and Address of                      of Beneficial     Outstanding
 Beneficial Owner                        Shares Owned       Ownership
-------------------                    -----------------   -----------
James B. Lahey (1,3,5)                     900,000             3%
James A. Giansiracusa (2,3,5)            1,621,593             5%
Ian C. Gent (5)                            100,000             *
Stephen V. Prewett (4,5)                   594,783             2%
William N. Whelen, Jr. (5)                   ----              *

All Officers and Directors as a
 group (5 persons) (6)                   3,216,376            10%
Ruth P. Brittingham (7)                  4,022,292            13%
S. A. Power Corporation (7)              2,000,000             6%
O. G. Sansone & Colleen Sansone (7)      6,303,606            20%

-----------------------------------
 *     Amount held represents less than 1%.
(1) Includes 500,000 shares of Common Stock as part of an employment contract.
(2) Includes 1,356,593 shares of Common Stock subject to currently exercisable options.
(3) Includes 100,000 shares of Common Stock awarded as Part of Incentive Compensation Plan. (See Note 11 Management Compensation Plan, Financial Report for the Years Ended December 31,1997 and 1996.)
(4) Includes 594,783 shares of Common Stock subject to currently exercisable options.
(5)    The address for these individuals is the address of the Company.

(6) Includes 2,251,376 shares of Common Stock subject to currently exercisable options.
(7)    Not Directors or Officers.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number      Exhibit

(3)  (i)    Articles of Incorporation.(1)
     (ii)   Amended and Restated By-laws.(1)
(10) (i)    Lockheed Martin Idaho Technologies Company (LMITCO) Purchase Order
No. F98-179335, Polysiloxane Encapsulation of Calcined Surrogate Material.
     (ii)   1995 Stock Option Plan and Form S-8 Registration Statement. (1)
     (iii) Employment Agreements dated April 1, 1995 of Messrs. Lahey, Giansiracusa, and Prewett. (1)
(11) Form 10-KSB for the Period Ending December 31, 1997. (2)
(27) Financial Data Schedule.
(99) Risk Factors.

Note: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

(1) Previously filed as part of the Form 10 filed in May 1995 and which are hereby incorporated by reference.
(2) Previously filed as part of the Form 10KSB for the Period Ending December 31, 1997.

(b)  Reports on Form 8-K

None.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                           INDEX TO FINANCIAL REPORT

                           DECEMBER 31, 1997 AND 1998



                                                                                       Page Nos.
                                                                                     -------------
INDEPENDENT AUDITORS' REPORT                                                              F-2

CONSOLIDATED BALANCE SHEET
At December 31, 1998                                                                      F-3


CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1997 and 1998                                            F-4


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For the Years Ended December 31, 1997 and 1998                                            F-5


CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1997 and 1998                                            F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                      F-7 to F-31

To the Stockholders of
Orbit Technologies Inc. and Subsidiaries


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


We have audited the accompanying consolidated balance sheet of Orbit Technologies Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit Technologies Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of approximately $877,000 during the year ended December 31, 1998, and, as of that date, had a working capital deficiency of approximately $3,589,000 and stockholders' deficiency of approximately $3,447,000. As described more fully in Notes 1, 7 and 11 to the consolidated financial statements, the Company is in default on its loan agreements with various individuals, certain of whom have filed a lawsuit, and is in arrears on accounts with certain vendor creditors which, among other things, causes the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ TABB, CONIGLIARO & McGANN, P.C.
                                          TABB, CONIGLIARO & McGANN, P.C.

New York, NY
March 5, 1999

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 1998


                                     ASSETS
                                     ------

CURRENT ASSET:
  Cash                                                             $    20,367

PROPERTY AND EQUIPMENT - At cost, net of
  accumulated depreciation and allowance against equipment
  expenditures                                                          39,735

INTANGIBLE ASSETS - Net of accumulated amortization                     67,809

OTHER ASSETS                                                             4,800
                                                                  ------------
     TOTAL ASSETS                                                 $    132,711
                                                                  ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                        $  1,977,161
  Notes payable                                                      1,632,591
                                                                  ------------
     TOTAL LIABILITIES                                               3,609,752
                                                                  ------------


COMMITMENTS, CONTINGENCIES AND OTHER
  MATTERS (Notes 1, 2, 6, 7, 8, 11 and 13)

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - par value $.01 per share; shares
    authorized 1,000,000; shares issued and outstanding -
    none                                                                     -
  Common stock - par value $.01 per share; shares
    authorized - 50,000,000; shares issued and outstanding -
    32,484,716                                                         324,848
  Additional paid-in capital                                        11,093,727
  Accumulated deficit                                              (14,895,616)
                                                                  ------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                 (3,477,041)
                                                                  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIENCY                                                 $    132,711
                                                                  ============


See accompanying notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                               1997          1998
                                                           -----------   ------------
REVENUE                                                    $         -    $         -
                                                           -----------    -----------
COSTS AND EXPENSES:
    Research and development                                     1,141          7,416
    General and administrative                                 635,318        484,711
    Compensatory element of common stock and options           140,000         83,334
    Financing costs                                             12,469         36,281
    Debt conversion expense                                          -         59,000
    Interest expense                                           178,618        198,762
    Other (income) expense, net (Note 9)                       (85,323)         7,550
                                                           -----------    -----------
        TOTAL COSTS AND EXPENSES                               882,223        877,054
                                                           -----------    -----------
NET LOSS                                                   $  (882,223)   $  (877,054)
                                                           ===========    ===========

PER SHARE DATA:
--------------
BASIC AND DILUTED LOSS PER SHARE                           $      (.03)   $      (.03)
                                                           ===========    ===========
WEIGHTED AVERAGE COMMON SHARES USED IN
    BASIC AND DILUTED LOSS PER SHARE (NOTE 2)               26,453,643     30,997,491
                                                           ===========    ===========

See accompanying notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                                             Unearned      Notes
                                          Common Stock                                       Compensation  Receivable
                                    ------------------------  Additional       Accumulated   and Finance   from
                                      Shares        Amount    Paid-in Capital  Deficit       Charges       Stockholders    Total
                                    -----------   ----------  ---------------  ------------  ------------  ------------ -----------
Balances at December 31, 1996        31,405,904    $ 314,060     $9,835,247    $(13,136,339)  $ (90,000)    $ (10,934)  $(3,087,966)

Issuance of stock for conversion
  of notes payable                    1,036,694       10,366        143,067               -           -             -       153,433
Issuance of stock as additional
  consideration for loan                300,000        3,000         39,750               -     (42,750)            -             -
Issuance of stock in settlement
  of litigation                          40,000          400         18,400               -           -             -        18,800
Amortization of unearned
  compensation costs                          -            -              -               -      90,000             -        90,000
Issuance or stock for payment
  of debt                               200,000        2,000         48,000               -           -             -        50,000
Amortization of unearned
  financing fees                              -            -              -               -      12,469             -        12,469
Cancellation of shares per
  litigation settlement              (6,066,830)     (60,668)        60,688               -           -             -             -
Issuance of stock in connection with
  management compensation plan           200,000        2,000         48,000              -           -             -        50,000
Net loss                                       -            -              -       (882,223)          -             -      (882,223)
                                     -----------    ---------    -----------   ------------   ---------    ----------   -----------

Balances at December 31, 1997         27,115,768      271,158     10,193,132    (14,018,562)    (30,281)      (10,934)   (3,595,487)

Issuance of stock for
  conversion of notes payable          4,340,059       43,401        490,834              -           -             -       534,235
Issuance of stock in
  settlement of litigation                40,000          400          7,150              -           -             -         7,550
Stock issued in connection
  with compensatory
  obligations                            250,000        2,500         52,500              -           -             -        55,000
Stock option issued in
  connection with consulting
  agreement                                    -            -         20,000              -           -             -             -
Cancellation of stock for
  non-payment of note
  receivable                            (260,000)      (2,600)             -              -           -         2,600             -
Satisfaction of notes
  receivable in exchange for
  services                                     -            -              -              -           -         8,334         8,334
Issuance of stock                        998,889      998,889        271,111              -           -             -       281,100
Amortization of unearned
  financing fees                               -            -              -              -      30,281             -        30,281
Debt conversion loss                           -            -         59,000              -           -             -        59,000
Net loss                                       -            -              -       (877,054)          -             -      (877,054)
                                     -----------    ---------    -----------   ------------   ---------    ----------   -----------
Balances at December 31, 1998         32,484,716    $ 324,848    $11,093,727   $(14,895,616)  $       -    $        -   $(3,477,041)
                                     ===========    =========    ===========   ============   =========    ==========   ===========

See accompanying notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998



                                                                              1997          1998
                                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(882,223)    $(877,054)
     Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                      16,459        25,567
            Amortization of unearned and deferred finance costs                12,469        30,281
            Compensatory element of common stock and options                  140,000        83,334
            Debt conversion expense                                                 -        59,000
            Loss on litigation settlements                                     18,800         7,550
            Allowance for loss against equipment expenditures                 223,064             -
            Write-off of shareholder loans                                    200,466             -

            Cash provided by (used in) the change in assets and
               liabilities:
                 Decrease in prepaid expenses                                  10,353             -
                 Decrease in advances to officer                                1,341             -
                 (Increase) decrease in deposits                              (10,000)        9,215
                 Increase in accounts payable and accrued liabilities         325,580       327,202
                                                                            ---------     ---------
          NET CASH USED IN OPERATING ACTIVITIES                              (344,623)     (334,905)
                                                                            ---------     ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Capital expenditures                                                      (43,734)            -
                                                                            ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of stock                                                     -       281,100
    Proceeds from loans                                                       391,800        94,500
    Repayment of officer loan payable                                               -       (23,959)
                                                                            ---------     ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                           391,800       351,641
                                                                            ---------     ---------
INCREASE IN CASH                                                                3,443        16,736

CASH - BEGINNING                                                                  188         3,631
                                                                            ---------     ---------
CASH - ENDING                                                               $   3,631     $  20,367
                                                                            =========     =========

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

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the year ended December 31, 1998, the Company incurred a net loss of approximately $877,000 and, as of that date, had a stockholders' deficiency and a working capital deficiency of approximately $3,447,000 and $3,589,000, respectively. The Company is also in default on a significant number of loan agreements which total approximately $2,045,000 in principal and interest as of December 31, 1998 and is in arrears with substantially all of its other payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The Company is exploring additional sources of working capital including private borrowings, sales of its securities, joint ventures and licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 1999. From January 1, 1999 through March 12, 1999, the Company's proceeds from all financing activities amounted to approximately $25,000 (see Note
          13).

          The Company is exploring ways to reduce its existing liabilities including exchanging certain of its liabilities for shares of its common stock. During the first quarter of 1999, the Company exchanged $25,000 of principal on a promissory note outstanding at December 31, 1998 for shares of common stock (see Note 13).

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

          To date, the Company has not completed its restructuring of the remaining debt and the Company continues to be in default under such agreements. On March 6, 1997, one group of note holders, representing $600,000 of the promissory notes outstanding as of December 31, 1997, has filed a lawsuit against the Company to recover loans and other monies provided to the Company. During June 1998, the Company and the note holders reached a tentative settlement, which is subject to the approval of the majority of the shareholders and approval of the residing court (see Note 11).

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

          Effective December 29, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures About Pensions and Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits. The Statement addresses disclosure only. It does not address liability measurement or expense recognition. There was no effect on financial position or net income as a result of adopting SFAS No. 132.

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

NOTE  3-  COLLABORATION AGREEMENTS

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

          In March 1998, the Company signed a contract with Lockheed Martin Idaho Technologies Company (LMITCO) for evaluating Orbit's proprietary polymer system, as an encapsulating agent for radioactive ash. In July 1998, this contract was modified to test Orbit's polymer system with a low level calcine waste surrogate material. The results concluded that pre-treatment options be explored in more detail for chromium and cadmium and, therefore, be recommended as a treatment option leading to the disposal of the low level waste stream.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -  PROPERTY AND EQUIPMENT - NET

          Property and equipment, net, consisted of the following at December 31, 1998:

            Office furniture and fixtures                     $  46,605
            Research laboratory furniture and fixtures           65,087
            In-process machinery                                223,064
                                                              ---------

                  Sub-total                                     334,756

            Accumulated depreciation                            (71,957)
            Valuation allowance for in-process machinery       (223,064)
                                                              ---------

                                                              $  39,735
                                                              =========


          As discussed further in Note 9, during the year ended December 31, 1997, the Company provided for a $223,064 valuation allowance for a probable loss against two machines, which have not been placed in service to date. The valuation allowance is equal to the aggregate cost of the machines.

          Depreciation expense for the years ended December 31, 1997 and 1998 was $11,327 and $20,437, respectively.

NOTE  5 - INTANGIBLE ASSETS

          Intangible assets consisted of the following at December 31, 1998:

            Patent costs                        $ 87,212
            Less: Accumulated amortization       (19,403)
                                                --------

                                                $ 67,809
                                                ========

          Patent costs are being amortized over seventeen years on the straight-line method.

          Amortization expense for the years ended December 31, 1997 and 1998 was $5,132 and $5,130, respectively.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          Accounts payable and accrued liabilities consist of the following at December 31, 1998:

            Salary and related taxes (Note 11)      $  843,804
            Professional fees                          499,609
            Interest                                   499,044
            Consulting fees                             25,505
            Miscellaneous                              109,199
                                                    ----------
                                                    $1,977,161
                                                    ==========

NOTE  7 - NOTES PAYABLE

          Notes payable consisted of the following at December 31, 1998:

          a)  Represents four promissory notes aggregating $170,000,
              all of which are past due, with interest at 15%.                $170,000

          b)  Represents a settlement agreement entered into during
              1995 to pay past due consulting fees. Under such
              agreement, the Company is required to repay this debt
              from proceeds of future equity or debt financings as
              follows: 6% of the 1st $1,000,000 - $60,000; 7% of the
              2nd $1,000,000 - $70,000; 8% of the 3rd $1,000,000 -
              $80,000; 6.425% of the 4th $1,000,000 - $64,250.                 274,250

          c)  Represents $100,000 in a one-year promissory note
              bearing interest at 10% per annum, due September 13,
              1996.  The note and related accrued interest is
              convertible into common stock at $0.60 per share, with
              automatic conversion upon the effectiveness of a
              Registration Statement under the Securities Act of 1933.
              The Company is in default under this note agreement
              (see Note 13).                                                   100,000


                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7 - NOTES PAYABLE (Continued)

          d)  During the years ended December 31,1997 and 1996, the
              Company borrowed $76,800 and $51,000, respectively, from
              its officers and issued convertible notes to reflect
              these borrowings. Each note bears interest of 10% per
              annum and is due one year from the issuance date. The
              notes principal and accrued interest are convertible into
              common stock at prices ranging from $0.10 and $0.22 per
              share of debt. During the year ended December 31, 1998,
              the Company repaid $23,959 in principal and $24,941 in
              interest to an officer. The remaining notes are in default.        $103,841

          e)  On July 21, 1997, the Company borrowed $25,000 from
              a private investor and issued a convertible promissory
              note that matures July 21, 1998 and bears interest at 10%
              per annum.  The note principal balance and accrued
              interest can be converted into the Company's common
              stock at a rate of $0.20 per share of debt.  In October of
              1998, the note, with principal of $25,000 and related
              accrued interest of $2,500, was converted at the above
              rate into 137,500 shares of common stock.                             - 0 -

          f)  During the year ended December 31, 1998, the Company
              borrowed $85,000 from three private investors and
              issued convertible promissory notes that mature during
              November 1999.   The interest rate on these promissory
              notes range between 8% and 10%.  The notes principal
              balance and accrued interest can be converted into the
              Company's common stock at the market price discounted
              by 20% of the average bid price for the period five days
              prior to the date of conversion.                                     85,000

          g) Represents one-year promissory notes due at various dates during 1996 at interest rates ranging from 10% to 15% per annum. Notes with principal amounting to $350,000 and related accrued interest are convertible into common stock at prices ranging from $.10 - $.22 per share.

              The Company is in default under these obligations.  In
              June of 1998, a tentative settlement was reached, which
              is subject to shareholder and court approvals (see Note
              11 - Benveniste Litigation).                                        600,000


                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7 - NOTES PAYABLE (Continued)

           h)  On May 27, 1997, the Company entered into an
               installment loan agreement with an individual shareholder
               to borrow $300,000, payable in $100,000 installments on
               May 27,1997, September 5, 1997 and December 3,
               1997.  As of December 31, 1998, the shareholder has
               advanced the Company $299,500 against the $300,000
               loan agreement.  The installment loan bears interest at
               12% per annum and is due on May 27, 1999.  The loan
               agreement provides for a minimum semi-annual interest
               payment of $6,000 commencing December 6, 1997,
               which was paid in January 1998.  The Company has
               defaulted on the remaining semi-annual payments.  The
               installment note is collateralized by the Company's
               rights, titles and patents, technology known as "Ceramic
               Silicone Foam."                                                  $  299,500

           i)  On June 10, 1993, TiTRODE Corporation, a subsidiary
               of Orbit Technologies, Inc. entered into a loan agreement
               with a shareholder in the amount of $200,000.  The loan
               was due June 30, 1995 with interest at 15%.  During
               1995, the entire principal balance of $200,000, plus
               accrued interest aggregating $24,833, was replaced by a
               promissory note payable by the Company.  The new note
               provides for monthly payment of $3,000 commencing
               November 1, 1995, with entire unpaid principal due
               November 1, 1998. On November 5, 1997, the Company
               converted $50,000 of principal into 294,118 shares of the
               Company's common stock.  On November 1, 1998, the
               Company converted the remaining principal of $165,332
               and accrued interest of $58,071 into 869,242 shares of
               the Company's common stock.  The November 1, 1998
               conversion agreement includes the issuance of
               unrestricted shares of common stock at market discount
               of 20%.  The value of the market discount of $59,000
               has been charged to operations during 1998.                           - 0 -

           j)  The Company entered into a settlement agreement on
               December 27, 1996.  Pursuant to the agreement the
               Company issued a $250,000 secured convertible
               promissory note that is due on December 27, 2000.  The
               promissory note bears interest at 10% per annum and the
               Company is required to make minimum partial interest
               payments of $6,000 semi-annually.  The promissory note
               is collateralized by the Company's equipment, rights,
               titles and patents pertaining to the "TiTRODE/Metafuse"
               technology.  In April of 1998, the note, with principal of
               $250,000 and accrued interest of $33,332 was converted
               into 3,333,317 shares of the Company's common stock.                  - 0 -
                                                                                ----------

                      Total Notes Payable                                       $1,632,591
                                                                                ==========

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8 -  STOCKHOLDERS' EQUITY

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

           c)  Common Stock Transactions
               -------------------------

               1998:
               ----

               During the year ended December 31, 1998, the Company sold 998,889 shares of common stock for $281,100.

               During the year ended December 31, 1998, the Company and certain of its debt holders agreed to convert $440,332 of principal and $93,903 of accrued interest into 4,340,059 shares of common stock.

               As discussed further in Note 9, the Company entered into a settlement agreement during 1998. Pursuant to the agreement, the Company was required to issue an additional 40,000 shares of common stock, valued at $7,550, which was deemed the fair market value at the settlement date.

               During the year ended December 31, 1998, the Company awarded 250,000 shares of common stock to a former employee, who performed consulting services during 1998. The Company has valued these shares at $55,000.

               During the year ended December 31, 1998, the Company cancelled 260,000 shares of common stock for non-payment of a note receivable originating from a stock option that was exercised during 1995.

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

               As discussed further in Note 7(f)(ii), the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000. As additional consideration for this loan, the Company agreed to issue 300,000 shares of the Company's restricted common stock to the noteholder. The Company has recorded the additional consideration as unearned financing costs valued at $42,750, which is based on the fifty percent (50%) of the fair market value of the common stock at May 27, 1997, the date of the installment loan agreement. Unearned financing costs were initially being amortized over two years, which amounted to $12,469 for the year ended December 31, 1997. For the year ended December 31, 1998, the Company amortized the remaining balance of $30,281, resulting from the Company's default on the semi-annual interest payments.

               As discussed further in Note 9, the Company entered into a
               settlement agreement during 1997.   Pursuant to the agreement the
               Company was required to make a payment of 5,000 shares of unrestricted common stock and 35,000 shares of restricted common stock, which was valued by the Company at $18,800. In 1998, the Company fulfilled its obligations.

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

           d)  Stock Options (Continued)
               -------------

               (1)  1995 Stock Option Plan (Continued)
                    ----------------------

                    For options granted under the non-qualified plan, compensation expense is recorded on the date of grant and is measured by the amount per share that the fair market value of the underlying shares on the date of grant exceeds the grant price. In August of 1995, in connection with the employment agreements described in Note 11, the Company granted non-qualified stock options to three officers aggregating 900,000 shares. The compensatory portion of such grants aggregated $720,000 and is being amortized over the twenty four-month period commencing April 1, 1995. Amortization for the years ended December 31, 1997 and 1998 was $90,000 and $-0-, respectively.

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

                    During the year ended December 31, 1997, the Company granted a noteholder the right to purchase 150,000 shares of restricted common stock for a period of 180 days, commencing May 27, 1997, at a 25% discount to the quoted trading prices at the time of exercise. As of December 31, 1997, the noteholder did not exercise this option and, accordingly, such options have expired.

                    The Company entered into a consulting agreement with a scientist on February 1, 1998. Pursuant to the terms of the agreement, the Company granted the consultant two options to purchase 100,000 shares each of restricted common stock. Each stock option provides for an exercise price of $.01 per share and expires on March 31, 2000. The February 1, 1998 agreement provides for an additional option to purchase 100,000 shares at the above price if the consultant completes a phase of the project by a date to be determined by the Company and the consultant. The options for 200,000 shares of common stock were valued at $20,000 and were charged to operations during 1998.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8 -  STOCKHOLDERS' EQUITY (Continued)

           d)  Stock Options (Continued)
               -------------

               (3)  Shares Under Option
                    -------------------

                    There were no options exercised during the years ended December 31, 1997 and 1998. The following is a summary of activity and information relating to shares (rounded to whole shares) subject to option under the above described plans for the years ended December 31, 1997 and 1998:

                                    Incentive      Weighted Average   Non-Qualified    Weighted Average
                                  Stock Options     Exercise Price    Stock Options     Exercise Price
                                  --------------   ----------------   --------------   ----------------
Outstanding - 12/31/96                1,016,400               $ .79       4,880,672            $    .28
                                      ---------               -----       ---------            --------
Options granted - 1997:
   Outside the option plan -
      stockholder loan                        -                             150,000                 .35
Options exercised                             -                                   -
Options expired/cancelled:
  Options cancelled                    (500,000)                .80               -
  Outside the option plan -
     financing agreements
     ($.30-$2.00)                             -                            (200,000)                .40
                                      ---------               -----       ---------            --------
Outstanding - 12/31/97                  516,400                 .79       4,830,672                 .27
                                      =========               =====       =========            ========
Options granted - 1998:
  Outside the option plan -
     consultants                              -                   -         200,000                 .01
Options expired:
  Outside the option plan -
     financing agreements
     ($.88)                                   -                   -        (890,000)                .88
                                      ---------               -----       ---------            --------
Outstanding - 12/31/98                  516,400               $ .79       4,140,672            $    .08
                                      =========               =====       =========            ========

Composition at 12/31/98:
-----------------------
  1995 stock option plan
    ($.50-$.87/share)                   516,400               $ .79
  1995 stock option plan
    ($.01/share)                              -                           2,344,976            $    .01
  Outside the option plan -
    consultants                               -                           1,795,696                 .17
    ($.01-$1.06/share)
  Outside the option plan -
    financing agreements
    ($.30-$2.00)                              -                                   -                   -
                                      ---------               -----       ---------            --------

Outstanding - 12/31/98                  516,400               $ .79       4,140,672            $    .08
                                      =========               =====       =========            ========
Total Value at Option Price                       $ 406,200                          $ 328,718
                                                  =========                          =========

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  8 - STOCKHOLDERS' EQUITY (Continued)

          e)   Warrants to Purchase Common Shares
               ----------------------------------

               Under various promissory notes agreements executed during 1995, the Company granted to certain note holders warrants to purchase 848,323 shares of the Company's common stock. The warrants, which carry certain anti-dilution provisions, become issuable upon the conversion of the notes and become exercisable one year from such issuance date. The warrants are exercisable at prices ranging from $0.50 per share to $1.50 per share. No warrants were issued or exercised during the years ended December 31, 1997 and 1998.

NOTE  9 - OTHER (INCOME) EXPENSE

          Other (income) expense, net, consists of the following for the years ended December 31, 1997 and 1998:

                                                              1997           1998
                                                           -----------      -------
          a)   Write-off of prior liabilities               $(277,187)      $     -
          b)   Allowance against capital expenditures         223,064             -
          c)   Loss from litigation settlement                 28,800             -
          d)   Gain from litigation settlement                (60,000)            -
          e)   Loss from litigation settlement                      -         7,550
                                                            ---------        ------
                 Total                                      $ (85,323)       $7,550
                                                            =========        ======


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

           c) During 1997, the Company entered into a settlement agreement with a shareholder in connection with prior purchases of the Company's common stock. The settlement agreement provides for the Company to pay $10,000 cash and a payment of 35,000 shares of the Company's restricted common stock and 5,000 shares of the Company's unrestricted common stock. The shares were valued at $18,800, which was the fair market value at the date of settlement. Aggregate loss from this settlement amounted to $28,800. In 1998, the Company fulfilled its obligations.

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

           e) During November 1998, the Company entered into a settlement agreement with a shareholder in connection with prior purchases of the Company's common stock. The settlement agreement provided for the Company to issue additional 40,000 shares of the Company's common stock, valued at $7,550, which was deemed the fair market value at the settlement date.

NOTE 10 -  INCOME TAXES

           The Company was not required to provide for a provision for income taxes for the years ended December 31, 1997 and 1998 as a result of net operating losses incurred during those years.

           The components of deferred tax assets and liabilities at December 31, 1998 consist of the following:

             Deferred Tax Assets:

                Net operating loss carryforwards              $3,960,000
                Tax effects of temporary differences (*)       1,344,000
                Start-up costs                                   186,000
                                                              ----------
                   Total Gross Deferred Tax Assets             5,490,000

                Less: Valuation allowance                      5,490,000
                                                              ----------
                   Net Deferred Tax Assets                    $        -
                                                              ==========

          (*) Temporary differences that give rise to the deferred tax asset at December 31, 1998 are primarily: compensatory element of grants of stock options, awards of common stock, allowance against equipment expenditures, and deferred officers' compensation.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 -  INCOME TAXES (Continued)

           The net change in the valuation allowance for deferred tax assets was an increase of $349,000.

           As of December 31, 1998, the Company had available approximately $9,897,000 of net operating losses for income tax purposes that may be carried forward to offset future taxable income, if any. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating loss carry forwards in the event of an ownership change as defined by the Internal Revenue Code.

           These carryforwards expire in the following approximate amounts:

             Year of Expiration:
             ------------------

                2000                      $  557,000
                2001                         726,000
                2002                          43,000
                2003                           2,000
                2004                           2,000
                2005                           1,000
                2006                           1,000
                2007                         937,000
                2008                       1,937,000
                2009                         932,000
                2010                       1,814,000
                2011                       1,611,000
                2012                         561,000
                2018                         773,000
                                          ----------

                                          $9,897,000
                                          ==========

           A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                      Years Ended December 31,
                                                    --------------------------
                                                        1997           1996
                                                    -----------     ----------
               Federal statutory rate                   (34.0)%       (34.0)%
               Non-deductible expenses                     .1            .4
               Unutilized net operating loss             33.9          33.6
                                                       ------        ------
               Effective rate
                                                          -0- %         -0- %
                                                       ======        ======

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

          Lease Obligation
          ----------------

          The Company has relocated and has signed a new operating lease for office space effective July 1, 1998. Monthly payments under this lease amount to: $1,450 per month from July 1, 1998 to June 30, 1999; $1,510 per month from July 1, 1999 to June 30, 2000; and $1,570 per month from July 1, 2000 to June 30, 2001.

          Rental expense for the years ended December 31, 1997 and 1998 was $34,743 and $27,723, respectively.

          Employment and Consulting Agreements
          ------------------------------------

          On April 1, 1995, the Company entered into three employment agreements with its then current officers. The agreements provide for monthly salaries aggregating $30,000 over an initial two-year period ending March 31, 1997, and provide for automatic annual renewals. The officers have agreed to defer 40% of their respective salaries until a financing of at least $3.5 million is raised by the Company.
          Effective January 1, 1997, one of the three officers elected to terminate their contract, which was mutually agreed to by the Company.

          For each of the years ended December 31, 1997 and 1998, the expense recorded under the remaining agreements amounted to $252,000. At December 31, 1998, unpaid obligations under these agreements amounted to $823,100 and are convertible into common stock at $.22 per share.

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

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

          Potential Liability for Over-issuances
          --------------------------------------

          Between December 16, 1992 and February 17, 1994, the Company issued approximately 15 million more shares of its common stock than it had authorized by its Certificate of Incorporation. As a result of cancellations during 1997 and a tentative settlement discussed in Note 11e, the remaining amount has been reduced to approximately 2 million shares.

          It is conceivable that some shareholders will try to hold the Company responsible for the acts of its former officers and directors with respect to the issuance of such stock in excess of the Company's authorized shares. The potential liability is unknown, but could be significant. It could also interfere with the settlement of the Benveniste litigation (Note 11e). Orbit anticipates pursuing an action in Delaware to resolve this matter.

          Management Compensation Plan
          ----------------------------

          On January 3, 1997, the Board of Directors instituted an incentive compensation plan for two of the Company's key personnel. The plan provides that each executive would be issued 100,000 shares of common stock for the achievement of each of the five events described as follows:

          1. An increase in the common stock price to $1.00 per share.

          2. First revenue producing contract.

          3. A singular funding of $1,000,000 or more.

          4. The filing of registration statement or the reduction of debt over $1,000,000 via a stock conversion or other means.

          5. Cancellation and or the surrender of shares by former officers, directors, consultants, etc. who are subject to various legal action by the Company.

          For the years ended December 31, 1997 and 1998, the Company has accrued 200,000 shares valued at $50,000 and $-0- shares, respectively, under this management compensation plan.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

          Litigation/Disputes
          -------------------

          a) The Metafuse technology was utilized to coat copper-alloy resistance welding electrodes (welding tips) through the fusion of titanium carbide or molybdenum tungsten onto and into copper-alloy welding tips ("TiTRODEs"). Chrysler Corporation has integrated the TiTRODE type electrodes into certain of its manufacturing plants. TiTRODE type electrodes are being sold to Chrysler by a Canadian corporation, with which the Company claims to have an written agreement beginning in January 1994, whereby the two parties would share net revenues derived from the sale of TiTRODEs. The Canadian corporation has not acknowledged the validity of such agreement, and to-date, no monies or any financial information have been received by the Company. The Company intends to retain legal counsel to enforce its agreement. No action was taken during 1998.

          b)   Emerson v. Orbit Technologies, Inc. et al.  In 1997, the Company
               ------------------------------------------
               settled the Emerson litigation for $10,000, plus 5,000 shares of unrestricted stock, plus 35,000 shares of restricted stock.

          c)   Joseph v. Orbit Technologies, Inc.  In June 1996, Adrian Joseph,
               ----------------------------------
               the Company's former CEO, President and Chairman, filed an action for declaratory relief seeking to validate his stock holdings in Orbit. Orbit has cross-claimed against Joseph and Tatum Singletary, another former officer, seeking to invalidate prior issuances of stock to former officers and related entities, which the Company believed were without consideration.

               On October 21, 1997, the San Diego Superior Court of California ordered Joseph, Singletary, Mikimak, Ltd., a foreign corporation controlled by Joseph, to surrender 10,418,988 shares of Orbit common stock to the extent that said common stock are within their possession, custody or control. The Company has adjusted its outstanding shares by cancelling the shares held by the former officers and related entities at December 31, 1997. It was determined that the number of shares held by the plaintiff amounted to 6,066,830.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

          Litigation/Disputes (Continued)
          -------------------

          d)  Jeffer, Mangels, Butler & Marmaro, LLP v. Orbit Technologies, Inc.
              -----------------------------------------------------------------
              Action by former attorneys of Orbit to compel arbitration to recover attorney fees. Orbit stipulated to arbitration of fee dispute and stipulated to entry of interim arbitration award in the amount of approximately $110,000, subject to any defenses, offsets or claims, which Orbit is asserting by way of a separate legal malpractice action.

              The Company's legal malpractice action was directed to arbitration by a retainer agreement signed by Mr. Joseph, in his capacity when he was with the Company. Prior to Orbit becoming a client, Mr. Joseph was a personal client of Jeffer, Mangels, Butler & Marmaro. The retainer agreement signed by Joseph has barred Orbit from filing a legal malpractice action.

          e)  Benveniste, et. al. vs. Orbit and Its Officers.  The action was
              ----------------------------------------------
              filed on March 6, 1997 in the Los Angeles Superior Court. The action is to collect principal, interest and other fees and damages relating to various promissory notes executed between the plaintiffs and Orbit during 1992 totalling $197,000 and additional loans made during 1995 totalling $600,000.

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

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

          Litigation/Disputes (Continued)
          -------------------

          e)  Benveniste, et. al. vs. Orbit and Its Officers.  (Continued).
              ------------------------------------------------------------
              Orbit contends that the plaintiffs loaned money to another entity, other than Orbit in 1992, for which Orbit has no liability. Additionally, Orbit contends that the plaintiffs hold substantial shares of Orbit common stock which are void and/or voidable. By its Cross Complaint, Orbit seeks to cancel invalidly issued stock and recover money damages.

              In June of 1998, a tentative comprehensive settlement was reached by all parties. The financial terms of the tentative settlement include the conversion of all the Benveniste's debt to 5,745,000 shares of common stock. Because the accord requires the surrender and cancellation of approximately 5 million shares of Orbit common stock issued by past officers and directors that Orbit contends are invalid, the net effect will be to essentially maintain the existing equity structure. The agreement also grants to the Benvenistes the option to purchase up to 1,100,000 shares at a price ranging from $0.23 to $0.75 per share, which depend on the period of time from the option grant date that the options are exercised. The settlement has several contingencies, which need to be resolved before the settlement is final.

          f)  Benveniste, et al. vs. Lahey, et al.   On June 2, 1997, Richard
              ------------------------------------
              Benveniste and Edgar Benveniste filed suit in the Delaware Court of Chancery on behalf of themselves and purportedly on behalf of the Company against James B. Lahey, James A. Giansiracusa, Stephen
              V. Prewett, Ian C. Gent and William N. Whelen. The complaint sought a determination by the Court of Chancery for: (i) as to who constituted the valid directors of the Company in connection with a written consent action initiated by the plaintiffs or, (ii) in the alternative, that the Company be required to hold a annual meeting of shareholders.

              On September 2, 1997, the Court of Chancery decided to defer a decision on the defendants motion to dismiss until such time as an annual meeting of the Company's shareholders was held. The Court thereafter ordered that the Company hold its annual meeting. The Company is in the process of complying with the Court's requirements.

          g)  Jacobs vs. Orbit.  This action was filed on June 27, 1997, in the
              -----------------
              Superior Court of California, County of Los Angeles as Case No. BC 173600. The plaintiff seeks money damages allegedly attributable to his inability to sell restricted stock. In April of 1998, the parties to the above action have entered into a mutual release agreement, whereby Jacobs will relinquish 1,000 shares of Orbit stock.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

          Litigation/Disputes (Continued)
          -------------------

          h)  Wilson vs. Orbit.  This action was filed on September 15, 1997 in
              ----------------
              the Superior Court of California, County of Los Angeles. The plaintiff seeks money damages allegedly attributable to his inability to sell restricted stock. This action was settled in 1998, resulting in the issuance of 75,000 shares of common stock in exchange for cancellation of his 30,000 shares.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

          During the years ended December 31, 1997 and 1998, the Company paid $-0- and $30,941 for interest, respectively.

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

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 -  SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

           Non-Cash Transactions (Continued)
           ---------------------

           During the year ended December 31, 1998:

           a) The Company issued 250,000 shares of common stock as consideration for current compensatory obligation amounting to $55,000.

           b) Convertible promissory notes and related accrued interest aggregating $310,833 were converted to 3,470,817 shares of its common stock.

           c) In connection with a legal settlement agreement, the Company issued 40,000 shares of its common stock valued at $7,450.

           d) As an inducement for a noteholder to convert, a debt conversion expense of $59,000 was incurred. The noteholder converted $223,402 of principal and accrued interest into 869,242 shares.

           e) Notes receivable of $8,334 from a shareholder, relating to an exercise of prior stock options, were satisfied through services rendered.

           f) Pursuant to a consulting agreement, the Company issued two (2) stock options that had an aggregate value of $20,000.


NOTE 13 -  SUBSEQUENT EVENTS

           Notes Payable
           -------------

           a) During the first quarter of 1999, the Company converted $25,000 of principal and $362 of accrued interest, relating to a note payable outstanding at December 31, 1998, into 120,771 shares of the Company's common stock.

           b) As part of a settlement agreement with a noteholder, during the first quarter of 1999, the Company agreed to convert principal of $50,000 and accrued interest of $18,281, relating to a note payable outstanding at December 31, 1998, into 273,123 shares of the Company's common stock.

           c) During the first quarter of 1999, the Company received the proceeds of a $25,000 loan from an unrelated individual. The loan is due in one year, bears interest at 8% per annum, and is convertible into common stock at a 20% discount to the average 5-day market price at the conversion date.

                                  SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orbit Technologies Inc.

By:  /s/ James B. Lahey
   ---------------------------------------
        James B. Lahey
        Chief Executive Officer and
        Chairman of the Board of Directors

Date:  April 30, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                            TITLE                           DATE
----                            -----                           ----

/s/ JAMES B. LAHEY              Chief Executive Officer and     April 30, 1999
----------------------------    Chairman of the Board (Chief
    James B. Lahey              Executive Officer)

/s/JAMES A. GIANSIRACUSA        Vice President - Operations,    April 30, 1999
----------------------------    Chief Financial Officer
   James A. Giansiracusa        (Chief Financial and
                                Accounting Officer),
                                Secretary, and Director

/s/ IAN C. GENT                 Director                        April 30, 1999
----------------------------
    Ian C. Gent

/s/ STEPHEN V.  PREWETT         Director                        April 30, 1999
----------------------------
    Stephen V. Prewett

/s/ WILLIAM N. WHELEN           Director                        April 30, 1999
----------------------------
    William N. Whelen, Jr.