Form 10QSB
period 1999-03-31
ORBIT TECHNOLOGIES INC /DE/
filed 1999-05-20
CIK 937814

                                 FORM 10-QSB


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly period ended March 31, 1999


              [_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                              OF THE EXCHANGE ACT


                          Commission File No.  0-25548


                            ORBIT TECHNOLOGIES, INC.


              Delaware                                     841 00 1269
    ------------------------------                         -----------
     (State of Jurisdiction of                          (I.R. S. Employer
    Incorporation or Organization)                      Identification No.)


           5950 La Place Court, Suite 140, Carlsbad, California 92008
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (760) 918-9168
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]


The number of outstanding shares of the registrant's only class of common stock as of March 31, 1999: 32,257,261.


     Transitional Small Business Disclosure Format: Yes [_]  No  [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS. (See accompanying Financial Report for the period ended March 31, 1999.)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements
--------------------------

This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Exhibit 99 and elsewhere in this Form 10-QSB.

Plan of Operation
-----------------

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

The results of preliminary testing and analysis in Idaho was the development of a "White Paper" which recommended a much more extensive evaluation of Orbit's CSF be conducted to evaluate its use for Calcine Waste Stabilization at the Idaho facility. Calcine waste is specific to the Idaho facility and there are about 13,000,000 pounds of material to be processed. Part of this study actually produced three non-radioactive samples that produced acceptable results. A conceptual process design was also performed as well as initial cost estimates generated. This study has had wide distribution within the Department of Energy (DOE).

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

In August 1997, Lockheed Martin expanded the initial contract to include two additional nitrate-type surrogate waste materials containing cadmium and an organic solvent. Conclusions from a report published in November 1997 by Lockheed Martin indicated that Orbit's material appears to be suitable for he stabilization of DOE complex salt wastes. The final waste form passed the TCLP protocol and DOT oxidizer tests.

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

Other Matters.
--------------

     None.


                                 PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS. Howdy Kabrins v. Orbit Technologies, Inc.  This
                            ----------------------------------------
action was filed on September 4, 1998 in the Superior Court of California, For the County of San Diego, North County Branch, Case No. N0 79127. Plaintiff sought payment pursuant to a Convertible Promissory Note upon which the defendant has not paid. The action has been settled by the plaintiff agreeing to convert half of the outstanding balance of the debt, approximately $68,281, into stock at a conversion price of $0.25 per share and Orbit has agreed to accept a 10% Note for the remainder of the debt.

ITEM 2.  CHANGES IN SECURITIES. No change.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     ( a )    LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

               (1)  Financial Statements.

               (2)  Exhibits - See (c) below.

     ( b )    REPORTS ON FORM 8-K.  None.

     ( c ) EXHIBITS

     Exhibit
     Number    Exhibit

     (10)      Material contracts. /(1)/

     (11)      Computation of per share earnings. /(2)/

     (15)      Letter on unaudited interim financial information. /(2)/

     (18)      Letter on change in accounting principles. /(2)/

     (27)      Financial Data Schedule. /(2)/

     (99)      Risk Factors. /(1)/

(1) Previously filed as part of the Form 10-KSB for 1998 and which is hereby incorporated by reference.

(2) See Orbit Technologies Inc. and Subsidiaries Financial Report for the period ended March 31, 1999.

                                 SIGNATURES


     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORBIT TECHNOLOGIES INC.
-----------------------
       Registrant



Date: May 19, 1999                 By: /s/ James B. Lahey
     ______________________            _______________________________________
                                       James B. Lahey, Chief Executive Officer
                                       Chairman of the Board of Directors


Date: May 19, 1999                 By: /s/ James A. Giansiracusa
     ______________________            _______________________________________
                                       James A. Giansiracusa, Secretary/Chief
                                       Financial Officer

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   ----------------------------------------


                               FINANCIAL REPORT
                               ----------------


                                MARCH 31, 1999
                                --------------

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-QSB

                                MARCH 31, 1999



PART I  -  FINANCIAL INFORMATION

  ITEM 1  -  FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS                                 F-1
      At March 31, 1999 and December 31, 1998


    CONSOLIDATED STATEMENTS OF OPERATIONS                       F-2
      For the Three Months Ended March 31, 1998 and 1999


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY         F-3
      For the Three Months Ended March 31, 1998 and 1999


    CONSOLIDATED STATEMENTS OF CASH FLOWS                       F-4
      For the Three Months Ended March 31, 1998 and 1999


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               F-5 - F-10


  ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                            ASSETS
                                            ------
--------------------------------------------------------------------------------------------------------------
                                                                               At                   At
                                                                       December 31, 1998      March 31,1999
                                                                       ------------------   ------------------
                                                                                               (Unaudited)
--------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash
                                                                        $ 20,367            $ 25,964
PROPERTY AND EQUIPMENT - At cost, net of accumulated
   depreciation and allowance against equipment expenditures              39,735              34,768

INTANGIBLE ASSETS, Net of accumulated amortization                        67,809              66,526

OTHER ASSETS                                                               4,800               5,300
                                                                        --------            --------
     TOTAL ASSETS                                                       $132,711            $132,558
                                                                        ========            ========
--------------------------------------------------------------------------------------------------------------

                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                ----------------------------------------
--------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                             $  1,977,161     $  2,049,074
  Notes payable                                                           1,632,591        1,607,591
                                                                       ------------     ------------
    TOTAL CURRENT LIABILITIES                                             3,609,752        3,656,665
                                                                       ------------     ------------
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS
   (Notes 1, 2 and 3)

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - par value $.01 per share; shares authorized -
    1,000,000; shares issued and outstanding - none                               -                -
  Common stock - par value $.01 per share; shares authorized -
    50,000,000;  shares issued and outstanding - 32,484,716 and
    32,878,619 as of December 31, 1998 and March 31, 1999,
    respectively                                                            324,848          328,786
  Additional paid-in capital                                             11,093,727       11,279,025
  Accumulated deficit                                                   (14,895,616)     (15,131,918)
                                                                       ------------     ------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                       (3,477,041)      (3,524,107)
                                                                       ------------     ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $    132,711     $    132,558
                                                                       ============     ============
--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                Three Months Ended March 31,
                                               ------------------------------
                                                    1998               1999
                                                  --------           --------
-----------------------------------------------------------------------------

REVENUE                                        $         -        $         -
                                               -----------        -----------

COSTS AND EXPENSES
  Research and development                           2,100                  -
  General and administrative                       164,853            100,333
  Amortization of financing costs                    5,344                  -
  Debt conversion expense                                -             95,593
  Interest expense                                  60,976             40,376
                                               -----------        -----------
      TOTAL COSTS AND EXPENSES                     233,273            236,302
NET LOSS                                       -----------        -----------
PER SHARE DATA:                                $  (233,273)       $  (236,302)
--------------                                 ===========        ===========

BASIC AND DILUTED LOSS PER SHARE               $      (.01)       $      (.01)
                                               ===========        ===========
WEIGHTED AVERAGE COMMON SHARES USED IN BASIC
   AND DILUTED LOSS PER SHARE                   27,419,304         32,724,552
                                               ===========        ===========
-----------------------------------------------------------------------------



See notes to consolidated financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                  (UNAUDITED)

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                                  Common Stock        Additional
                                            -----------------------     Paid-in       Accumulated
                                               Shares       Amount      Capital         Deficit         Total
                                            ---------------------------------------------------------------------
Balances at December 31, 1998               32,484,716     $324,848    $11,093,727   $ (14,895,616)   $(3,477,041)

Issuance of stock for conversion of notes
  payable and accrued interest                 393,903        3,938         89,705               -         93,643
Debt conversion expense                              -            -         95,593               -         95,593
Net loss                                             -            -              -        (236,302)      (236,302)
                                            ----------     --------    -----------    ------------    -----------
Balances at March 31, 1999                  32,878,619     $328,786    $11,279,025    $(15,131,918)   $(3,524,107)
                                            ==========     ========    ===========    ============    ===========



See notes to consolidated financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              1998            1999
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $(233,273)        $(236,302)
  Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                       2,656             6,250
          Amortization of unearned and deferred finance costs                 5,344                 -
          Debt conversion expense                                                 -            95,593
          Issuance of stock for services                                        586                 -

      Cash provided by (used for) the change in assets and liabilities:
           Decrease in other assets                                               -              (500)
           Increase in accounts payable and accrued liabilities             115,602            90,556
                                                                          ---------         ---------
           NET CASH USED IN OPERATING ACTIVITIES                           (109,085)          (44,403)
                                                                          ---------         ---------
CASH USED IN INVESTING ACTIVITIES
   Capital expenditures                                                           -                 -
                                                                          ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of stock                                               106,100                 -
  Proceeds from loan                                                              -            50,000
                                                                          ---------         ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                        106,100            50,000
                                                                          ---------         ---------
INCREASE IN CASH                                                             (2,985)            5,597

CASH - BEGINNING                                                              3,631            20,367
                                                                          ---------         ---------
CASH - ENDING                                                             $     646         $  25,964
                                                                          =========         =========
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
    Interest                                                              $   6,900         $       -
                                                                          =========         =========
    Income taxes                                                          $       -         $       -
                                                                          =========         =========
SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
     Issuance of 393,903 shares of common stock for conversion            $       -         $  93,643
        of $93,643 notes payable and accrued interest                     =========         =========

     Issuance of 108,412 shares of common stock for conversion            $  25,586         $       -
        of $25,586 notes payable and legal fees                           =========         =========
------------------------------------------------------------------------------------------------------



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

         The Company's business plan is to develop certain technologies until commercially viable products are possible and to license or sell these technologies to third parties which would be responsible for the production and marketing of any products resulting therefrom. Since its incorporation in 1985, the Company has pursued the research, development, acquisition and licensing of certain technologies. The Company concentrated its efforts in the areas of coatings technologies and new materials technologies. While the technologies are undergoing certain feasibility studies and testing, none has proved commercially feasible, except for the TiTRODE type electrodes. To date, the Company has not financially benefitted from the commercialization of the TiTRODE electrode.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the year ended December 31, 1998 and the three months ended March 31, 1999, the Company incurred net losses of approximately $877,000 and $236,000, respectively, and as of March 31, 1999, had a stockholders' deficiency and a working capital deficiency of approximately $3,524,000 and $3,631,000, respectively. The Company is also in default on a significant number of loan agreements which total approximately $2,128,000 in principal and interest as of March 31, 1999, and is in arrears with substantially all of its other payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is exploring additional sources of working capital including private borrowings, sales of its securities, joint ventures and licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 1999. From January 1, 1999 through March 31, 1999, the Company's proceeds from all financing activities amounted to approximately $50,000.

         The Company is exploring ways to reduce its existing liabilities including exchanging certain of its liabilities for shares of its common stock. During the first quarter of 1999, the Company exchanged $75,000 of principal on various promissory notes outstanding at December 31, 1998 for shares of common stock (see Note 2).

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

         To date, the Company has not completed its restructuring of the remaining debt and the Company continues to be in default under such agreements. On March 6, 1997, one group of note holders, representing $600,000 of the promissory notes outstanding as of December 31, 1997, has filed a lawsuit against the Company to recover loans and other monies provided to the Company. During June 1998, the Company and the note holders reached a tentative settlement, which is subject to the approval of the majority of the shareholders and approval of the residing court (see Note 3b).

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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1998, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

NOTE 2 - CAPITALIZATION

         Conversion of Debt to Equity
         ----------------------------

         During the first quarter of 1999, the Company converted $25,000 of principal and $362 of accrued interest, relating to a note payable outstanding at December 31, 1998, into 120,771 shares of the Company's common stock.

         As part of a settlement agreement with a noteholder, during the first quarter of 1999, the Company agreed to convert principal of $50,000 and accrued interest of $18,281, relating to a note payable outstanding at December 31, 1998, into 273,132 shares of the Company's common stock. Under the original loan agreement, the debt was convertible, at the option of the noteholder, at $0.60 per share. The difference between the original conversion rate of $0.60 and the actual conversion rate of $0.25 was reflected in the accompanying financial statement as a debt conversion expense of $95,593.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 2 - CAPITALIZATION (Continued)

         Notes Payable
         -------------

         During the first quarter of 1999, the Company received the proceeds of a $50,000 from loans from two unrelated individuals. The loans are due in one year, bear interest at 8% per annum, and are convertible into common stock at a 20% discount to the average 5-day market price at the conversion date.

NOTE 3 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

         Litigation/Disputes
         -------------------

         a)  Jeffer, Mangels, Butler & Marmaro, LLP v. Orbit Technologies, Inc.
             ------------------------------------------------------------------
             Action by former attorneys of Orbit to compel arbitration to recover attorney fees. Orbit stipulated to arbitration of fee dispute and stipulated to entry of interim arbitration award in the amount of approximately $160,000, subject to any defenses, offsets or claims, which Orbit is asserting by way of a separate legal malpractice action.

             The Company's legal malpractice action was directed to arbitration by a retainer agreement signed by Mr. Joseph, in his capacity when he was with the Company. Prior to Orbit becoming a client, Mr. Joseph was a personal client of Jeffer, Mangels, Butler & Marmaro. The retainer agreement signed by Joseph has barred Orbit from filing a legal malpractice action.

         b)  Benveniste, et. al. vs. Orbit and Its Officers.  The action was
             ----------------------------------------------
             filed on March 6, 1997 in the Los Angeles Superior Court. The action is to collect principal, interest and other fees and damages relating to various promissory notes executed between the plaintiffs and Orbit during 1992 totalling $197,000 and additional loans made during 1995 totalling $600,000.

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

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

         Litigation/Disputes (Continued)
         -------------------

         c)  Benveniste, et al. vs. Lahey, et al.   On June 2, 1997, Richard
             ------------------------------------
             Benveniste and Edgar Benveniste filed suit in the Delaware Court of Chancery on behalf of themselves and purportedly on behalf of the Company against James B. Lahey, James A. Giansiracusa, Stephen V. Prewett, Ian C. Gent and William N. Whelen. The complaint sought a determination by the Court of Chancery for: (i) as to who constituted the valid directors of the Company in connection with a written consent action initiated by the plaintiffs or, (ii) in the alternative, that the Company be required to hold a annual meeting of shareholders.

             On September 2, 1997, the Court of Chancery decided to defer a decision on the defendants motion to dismiss until such time as an annual meeting of the Company's shareholders was held. The Court thereafter ordered that the Company hold its annual meeting. The Company is in the process of complying with the Court's requirements.