Form 10QSB
period 1999-06-30
ORBIT TECHNOLOGIES INC /DE/
filed 1999-08-20
CIK 937814

                                  FORM 10-QSB


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                (x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended June 30, 1999


               (_) TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                              OF THE EXCHANGE ACT


                         Commission File No.  0-25548


                           ORBIT TECHNOLOGIES, INC.



                Delaware                                    841 00 1269
     ------------------------------                    -------------------
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



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ____
No  X
  -----

The number of outstanding shares of the registrant's only class of common stock as of March 31, 1999: 32,257,261.


     Transitional Small Business Disclosure Format: Yes ____   No   X
                                                                  -----

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements. (See accompanying Financial Report for the period ended June 30, 1999.)

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

After product performance evaluations are successfully completed for stabilizing and encapsulating the waste, a pilot plant evaluation is normally conducted.
The pilot plant demonstration represents actual processing methods and applications incorporating both PET and selected waste materials.

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

Until completion of the final development and evaluation of the technology and the commencement of sales, the Company will have no operating revenues but will continue to incur substantial expenses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, that it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company.

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

In May 1999, Orbit was awarded a contract by Lockheed Martin Idaho Technologies Company to evaluate the encapsulation of actual pilot scale calcine waste processed at the Idaho Nuclear Technology and Engineering Center (INTEC) with its Polymer Encapsulation Technology (PET). All specific engineering, technical tasks, and testing will be accomplished in accordance with ASTM, Department of Transportation (DOT), and Toxicity Characteristic Leach Procedure (TCLP), and standards.

Other Matters.
--------------

     None.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.  Jeffer, Mangels, Butler & Marmaro, LLP v. Orbit
                              -----------------------------------------------
Technologies, Inc. Action filed in Los Angeles Superior Court, on September 17,
------------------
1996, Case No. BS 041 354, by former attorneys of Orbit to recover attorneys' fees. Orbit stipulated to arbitration of fee dispute and entry of an interim arbitration award in the amount of approximately $110,000, subject to any defenses, offsets or claims, which Orbit asserted in the form of a legal malpractice claim.

The Company's legal malpractice action was denied as a result of the retainer agreement signed by Adrian Joseph in his capacity as Chairman and President when he was with the Company. Mr. Joseph was a personal client of Jeffer, Mangels, Butler & Marmaro prior to Orbit's involvement with the firm. Orbit declined to participate in the arbitration and judgment had been awarded pursuant to the interim arbitration.

On June 21, 1999, Orbit reached a Settlement Agreement and General Release with Jeffer, Mangels, Butler & Marmaro, LLP whereby the parties agreed that Orbit shall pay Jeffer, Mangels, Butler & Marmaro LLP the sum of $60,000 which represents a compromise sum for the amounts due under a court judgment in favor of Jeffer, Mangels, Butler & Marmaro LLP for past due services in the amount of $107,696.59 plus interest at a rate of ten percent annum from December 10,1996, and costs, including reasonable attorney's fees in the amount of $30,670,56.

Item 2.   Changes in Securities. No change.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  List of Documents filed as part of this report:

               (1)  Financial Statements.

               (2)  Exhibits - See (c) below.

          (b)  Reports on Form 8-K.  None.

         (c)  Exhibits

         Exhibit
         Number     Exhibit

         (10)       Material contracts.

         (11)       Computation of per share earnings./(1)/

         (15)       Letter on unaudited interim financial information./(1)/

         (18)       Letter on change in accounting principles./(1)/

         (27)       Financial Data Schedule./(1)/

         (99)       Risk Factors./(2)/

/(1)/ See Orbit Technologies Inc. and Subsidiaries Financial Report for the period ended June 30, 1999.

/(2)/ Previously filed as part of the Form 10-KSB for 1998 and which is hereby incorporated by reference.

                                  SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORBIT TECHNOLOGIES INC.
-----------------------
      Registrant



Date: August 19, 1999             By: /s/ James B. Lahey
      ---------------                 ------------------------------------------
                                      James B. Lahey, Chief Executive Officer
                                      Chairman of the Board of Directors



Date: August 19, 1999             By: /s/ James A. Giansiracusa
      ---------------                 ------------------------------------------
                                      James A. Giansiracusa, Secretary/Chief
                                      Financial Officer

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                    ----------------------------------------


                                FINANCIAL REPORT
                                ----------------


                                 JUNE 30, 1999
                                 -------------

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                 JUNE 30, 1999



PART I  -  FINANCIAL INFORMATION

  ITEM 1  -  FINANCIAL STATEMENTS


    CONSOLIDATED BALANCE SHEETS                                 F-1
       At June 30, 1999 and December 31, 1998


    CONSOLIDATED STATEMENTS OF OPERATIONS                       F-2
       For the Three Months Ended June 30, 1998 and 1999


    CONSOLIDATED STATEMENTS OF OPERATIONS                       F-3
       For the Six Months Ended June 30, 1998 and 1999


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY         F-4
       For the Six Months Ended June 30, 1999


    CONSOLIDATED STATEMENTS OF CASH FLOWS                       F-5
       For the Six Months Ended June 30, 1998 and 1999


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               F-6 - F-9


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                    ASSETS
                                    ------

-----------------------------------------------------------------------------------------------------
                                                                         At                At
                                                                 December 31, 1998    June 30,1999
                                                                 -----------------   -------------
                                                                                       (Unaudited)
-----------------------------------------------------------------------------------------------------
Current Assets:
  Cash                                                                     $ 20,367       $ 18,048
                                                                           --------       --------

    Total Current Assets                                                     20,367         18,048

Property and Equipment - At cost, net of accumulated
   depreciation and allowance against equipment expenditures                 39,735         29,801

Intangible Assets, Net of accumulated amortization                           67,809         65,243

Other Assets                                                                  4,800          5,300
                                                                           --------       --------

    Total Assets                                                           $132,711       $118,392
                                                                           ========       ========
-----------------------------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable and accrued liabilities                                 $  1,977,161     $  2,025,216
  Notes payable                                                               1,632,591        1,680,091
                                                                           ------------     ------------

    Total Current Liabilities                                                 3,609,752        3,705,307
                                                                           ------------     ------------
Commitments, Contingencies and Other Matters (Notes 1, 2 and 3)


Stockholders' Deficiency:
  Preferred stock - par value $.01 per share; shares authorized -
    1,000,000; shares issued and outstanding - none                                   -                -
  Common stock - par value $.01 per share; shares authorized -
    50,000,000;  shares issued and outstanding - 32,484,716 and
    33,137,692 as of December 31, 1998 and June 30, 1999,
    respectively                                                                324,848          331,377
  Additional paid-in capital                                                 11,093,727       11,321,934
  Accumulated deficit                                                       (14,895,616)     (15,240,226)
                                                                           ------------     ------------

    Total Stockholders' Deficiency                                           (3,477,041)      (3,586,915)
                                                                           ------------     ------------

    Total Liabilities and Stockholders' Deficiency                         $    132,711     $    118,392
                                                                           ============     ============
------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



---------------------------------------------------------------------------------------------------------------------------
                                                                                           For the Three Months Ended
                                                                                                    June 30,
                                                                                            ------------------------
                                                                                              1998            1999
                                                                                            --------        --------
---------------------------------------------------------------------------------------------------------------------------
Revenue                                                                                   $         -     $         -
                                                                                          -----------     -----------
Costs and Expenses
  Research and development                                                                      1,250               -
  General and administrative                                                                  100,985         116,244
  Amortization of financing costs                                                               5,344               -
  Interest expense                                                                             39,214          39,760
  Other (income) expense, net                                                                       -         (47,696)
                                                                                          -----------     -----------

      Total Costs and Expenses                                                                146,753         108,308
                                                                                          -----------     -----------

Net Loss                                                                                  $  (146,793)    $  (108,308)
                                                                                          ===========     ===========
PER SHARE DATA:


Basic and Diluted Loss Per Share                                                               $(.005)         $(.003)
                                                                                          ===========     ===========

Weighted Average Common Shares Used in Basic and Diluted Loss Per Share                    29,800,242      32,916,032
                                                                                          ===========     ===========

---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                                       For the Six Months Ended
                                                                               June 30,
                                                                    ------------------------------
                                                                     1998                   1999
                                                                    ------------------------------
--------------------------------------------------------------------------------------------------


Revenue                                                             $           -   $           -
                                                                    -------------   -------------
Costs and Expenses
  Research and development                                                  3,350               -
  General and administrative                                              265,838         216,577
  Amortization of financing costs                                          10,688               -
  Debt conversion expense                                                       -          95,593
  Interest expense                                                        100,190          80,136
  Other (income) expense, net                                                   -         (47,696)
                                                                    -------------   -------------
      Total Costs and Expenses                                            380,066         344,610
                                                                    -------------   -------------
Net Loss                                                            $    (380,066)  $    (344,610)
                                                                    =============   =============
PER SHARE DATA:

Basic and Diluted Loss Per Share                                    $        (.01)  $        (.01)
                                                                    =============   =============
Weighted Average Common Shares Used in Basic and Diluted Loss Per
 Share                                                                 29,800,242      32,823,543
                                                                    =============   =============
-------------------------------------------------------------------------------------------------



See notes to consolidated financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                  (UNAUDITED)

                    FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                          Common Stock        Additional     Accumulated
                                                   -----------------------
                                                      Shares        Amount  Paid -in Capital   Deficit          Total
                                                   -----------------------  ----------------   -------          -----
Balances at December 31, 1998                       32,484,716  $  324,848  $ 11,093,727     $ (14,895,616)  $ (3,477,041)

Issuance of stock                                      256,573       2,566        42,434                 -         45,000
Issuance of stock for conversion of notes
payable and accrued interest                           393,903       3,938        89,705                 -         93,643
Issuance of stock for accrued interest                   2,500          25           475                 -            500
Debt conversion expense                                      -           -        95,593                 -         95,593
Net loss                                                     -           -             -          (344,610)      (344,610)
                                                   -----------  ----------  ------------     -------------   ------------
Balances at June 30, 1999
                                                    33,137,692  $  331,377  $ 11,321,934     $ (15,240,226)  $ (3,586,915)
                                                   ===========  ==========  ============     =============   ============


See notes to consolidated financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


-----------------------------------------------------------------------------------------------
                                                                    For the Six Months Ended
                                                                            June 30,
                                                                    -------------------------
                                                                       1998           1999
                                                                    ----------     ----------
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                            $(380,066)      $(344,610)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                       5,312          12,500
     Amortization of unearned and deferred finance costs                10,688               -
     Debt conversion expense                                                 -          95,593
     Issuance of stock for services                                        586               -

  Cash provided by (used for) the change in assets and liabilities:
     Increase in other assets                                                -            (500)
     Increase in accounts payable and accrued liabilities              135,966          67,198
                                                                     ---------       ---------

     NET CASH USED IN OPERATING ACTIVITIES                            (227,514)       (169,819)
                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of stock                                           236,100          45,000
 Proceeds from loans                                                    15,000         122,500
                                                                     ---------       ---------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                         251,100         167,500
                                                                     ---------       ---------

INCREASE (DECREASE) IN CASH                                             23,586          (2,319)

CASH - BEGINNING                                                         3,631          20,367
                                                                     ---------       ---------

CASH - ENDING                                                        $  27,217       $  18,048
                                                                     =========       =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
  Issuance of 393,903 shares of common stock for conversion
    of $93,643 of notes payable and accrued interest of $18,643      $       -       $  93,643
                                                                     =========       =========

  Issuance of 2,500 shares of common stock for payment of
    accrued interest                                                 $       -       $     500
                                                                     =========       =========

  Issuance of 108,412 shares of common stock for conversion
    of $25,000 notes payable and legal fees                          $  25,586       $       -
                                                                     =========       =========
-----------------------------------------------------------------------------------------------

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

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the year ended December 31, 1998 and the six months ended June 30, 1999, the Company incurred net losses of approximately $877,000 and $345,000, respectively, and as of June 30, 1999, had a stockholders' deficiency and a working capital deficiency of approximately $3,857,000 and $3,687,000, respectively. The Company is also in default on a significant number of loan agreements which total approximately $2,193,000 in principal and interest as of June 30, 1999, and is in arrears with substantially all of its other payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The Company is exploring additional sources of working capital including private borrowings, sales of its securities, joint ventures and licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 1999. From January 1, 1999 through June 30, 1999, the Company's proceeds from all financing activities amounted to approximately $167,500.

          The Company is exploring ways to reduce its existing liabilities including exchanging certain of its liabilities for shares of its common stock. For the six months ended June 30, 1999, the Company exchanged $75,000 of principal on various promissory notes outstanding at December 31, 1998 for shares of common stock (see Note 2).

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

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three-month and six-month periods then ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1998, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

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

          During the second quarter of 1999, the Company received the proceeds of a $25,000 loan from an individual. The loan is due in one year, bears interest at 8% per annum, and is convertible into common stock at a 20% discount to the average five-day market price at the conversion date.

          During the second quarter of 1999, the Company received the proceeds of a $7,500 loan from two individuals. The terms of the loans have not yet been determined.

          During the second quarter of 1999, the Company received the proceeds of a $40,000 loan from two of the Company's principal officers. The proceeds were used to pay Jeffer, Mangels, Butler & Marmaro, LLP under a court judgement for past due services.

          Common Stock
          ------------

          During the second quarter of 1999, the Company sold 256,573 shares of common stock for $45,000 in cash and paid related interest expense of $500 by the issuance of 2,500 common shares.

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

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3 -  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

          Litigation/Disputes (Continued)
          -------------------

          a)  Jeffer, Mangels, Butler & Marmaro, LLP v. Orbit Technologies, Inc.
              ------------------------------------------------------------------
              (Continued)  On June 21, 1999, the Company reached a settlement
              -----------
              agreement and general release with Jeffer, Mangels, Butler & Marmaro, LLP, whereby the parties agreed that Orbit shall pay the sum of $60,000, which represents a comprise sum for the amounts due under a court judgment in favor of Jeffer, Mangels, Butler & Marmaro, LLP for past due services in the amount of $107,697, plus interest, at a rate of ten percent per annum from December 10, 1996, and costs, including reasonable attorney's fees in the amount of $30,671. This settlement resulted in a net gain of $47,697 which has been reflected as other income during the quarter ended June 30, 1999.

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

          c)  Benveniste, et al. vs. Lahey, et al.  On June 2, 1997, Richard
              -----------------------------------
              Benveniste and Edgar Benveniste filed suit in the Delaware Court of Chancery on behalf of themselves and purportedly on behalf of the Company against James B. Lahey, James A. Giansiracusa, Stephen
              V. Prewett, Ian C. Gent and William N. Whelen. The complaint sought a determination by the Court of Chancery for: (i) as to who constituted the valid directors of the Company in connection with a written consent action initiated by the plaintiffs or, (ii) in the alternative, that the Company be required to hold a annual meeting of shareholders.

              On September 2, 1997, the Court of Chancery decided to defer a decision on the defendants motion to dismiss until such time as an annual meeting of the Company's shareholders was held. The Court thereafter ordered that the Company hold its annual meeting. The Company is in the process of complying with the Court's requirements.