Form 10QSB
period 1999-09-30
ORBIT TECHNOLOGIES INC /DE/
filed 1999-11-19
CIK 937814

                                  FORM 10-QSB


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 1999


                ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT


                         Commission File No. 0-25548


                           ORBIT TECHNOLOGIES, INC.


        Delaware                                      841 00 1269
 ------------------------                 ------------------------------------
(State of Jurisdiction of                 (I.R.S. Employer Identification No.)
Incorporation or Organization)



          5950 La Place Court, Suite 140, Carlsbad, California 92008
          ----------------------------------------------------------
                   (Address of Principal Executive Offices)



                                (760) 918-9168
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ____  No X
            ---

The number of outstanding shares of the registrant's only class of common stock as of September 30, 1999: 32,526,579.


      Transitional Small Business Disclosure Format: Yes ____ No  X
                                                                 ---

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements. (See accompanying Financial Report for the period ended September 30, 1999.)

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

In September 1999, Orbit received a contract modification to evaluate it Polymer Encapsulation Technology (PET) as a transportation medium for the transportation of the calcine waste.

In September 1999, Orbit initiated marketing efforts in Asia with the hiring of Kel Tack Chu, a distinguished engineer with extensive chemical and polymer experience, who will serve as Managing Director of Asian operations.

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

     Exhibit
     Number    Exhibit

     (11)      Computation of per share earnings./(1)/

     (15)      Letter on unaudited interim financial information./(1)/

     (18)      Letter on change in accounting principles./(1)/

     (27)      Financial Data Schedule./(1)/

     (99-1)    Press Releases

     (99-2)    Risk Factors./(2)/

(1) See Orbit Technologies Inc. and Subsidiaries Financial Report for the period ended September 30, 1999.

(2) Previously filed as part of the Form 10-KSB for 1998 and which is hereby incorporated by reference.


                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORBIT TECHNOLOGIES INC.
-----------------------
       Registrant


Date: November 18, 1999           By: /s/ James B. Lahey
      -----------------              ---------------------------------------
                                     James B. Lahey, Chief Executive Officer
                                     Chairman of the Board of Directors


Date: November 18, 1999           By:  /s/ James A. Giansiracusa
      -----------------               -------------------------------------
                                      James A. Giansiracusa, Secretary/Chief
                                      Financial Officer

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                    ----------------------------------------


                                FINANCIAL REPORT
                                ----------------


                               SEPTEMBER 30, 1999
                               ------------------

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                               SEPTEMBER 30, 1999



PART I  -  FINANCIAL INFORMATION

  ITEM 1  -  FINANCIAL STATEMENTS


    CONSOLIDATED BALANCE SHEETS                                      F-1
       At September 30, 1999 and December 31, 1998


    CONSOLIDATED STATEMENTS OF OPERATIONS                            F-2
       For the Three Months Ended September 30, 1998 and 1999


    CONSOLIDATED STATEMENTS OF OPERATIONS                            F-3
       For the Nine Months Ended September 30, 1998 and 1999


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY              F-4
       For the Nine Months Ended September 30, 1999


    CONSOLIDATED STATEMENTS OF CASH FLOWS                            F-5
       For the Nine Months Ended September 30, 1998 and 1999


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-6-F-11


  ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                         ASSETS
                                         ------
-------------------------------------------------------------------------------------------------
                                                                   At                 At
                                                            December 31, 1998   September 30,1999
                                                            -----------------   -----------------
                                                                                    (Unaudited)
-------------------------------------------------------------------------------------------------
Current Assets:
  Cash                                                          $     20,367       $     19,854
                                                                ------------       ------------
    Total Current Assets                                              20,367             19,854

Property and Equipment - At cost, net of
 accumulated depreciation and allowance against
 equipment expenditures                                               39,735             24,834

Intangible Assets, Net of accumulated
 amortization                                                         67,809             63,960

Other Assets                                                           4,800              5,300
                                                                ------------       ------------
    Total Assets
                                                                $    132,711       $    113,948
                                                                ============       ============
-------------------------------------------------------------------------------------------------


                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                               ----------------------------------------
-------------------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable and accrued liabilities                      $  1,977,161       $  2,113,581
  Notes payable                                                    1,632,591          1,692,091
                                                                ------------       ------------
    Total Current Liabilities
                                                                   3,609,752          3,805,672
Commitments, Contingencies and Other Matters                    ------------       ------------
  (Notes 1, 2 and 3)

Stockholders' Deficiency:
 Preferred stock - par value $.01 per share;
   shares authorized - 1,000,000; shares issued and
   outstanding - none                                                      -                  -
  Common stock - par value $.01 per share;
   shares authorized - 50,000,000; shares issued and
   outstanding - 32,484,716 and 35,982,010 as of December 31,
   1998 and September 30, 1999, respectively                         324,848            359,820
 Additional paid-in capital                                       11,093,727         11,704,740
 Accumulated deficit                                             (14,895,616)       (15,756,284)
                                                                ------------       ------------

    Total Stockholders' Deficiency                                (3,477,041)        (3,691,724)
                                                                ------------       ------------
    Total Liabilities and Stockholders'
     Deficiency                                                 $    132,711       $    113,948
                                                                ============       ============
-------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



--------------------------------------------------------------------------------------------------------
                                                                             For the Three Months Ended
                                                                                    September 30,
                                                                             ---------------------------
                                                                                 1998            1999
                                                                             -----------     -----------
--------------------------------------------------------------------------------------------------------
Revenue                                                                      $         -     $         -
                                                                             -----------     -----------
Costs and Expenses
  Research and development                                                         2,212               -
  General and administrative                                                      97,695          69,561
  Amortization of financing costs                                                 21,867               -
  Debt conversion expense                                                              -             750
  Compensatory element of common stock and options                                     -         405,000
  Interest expense                                                                48,882          40,748
                                                                             -----------     -----------

      Total Costs and Expenses                                                   170,656         516,059
                                                                             -----------     -----------

Net Loss                                                                     $  (170,656)    $  (516,059)
                                                                             ===========     ===========
PER SHARE DATA:

Basic and Diluted Loss Per Share                                             $      (.01)    $      (.01)
                                                                             ===========     ===========

Weighted Average Common Shares Used in Basic and Diluted Loss Per Share       30,398,865      34,907,430
                                                                             ===========     ===========
--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



--------------------------------------------------------------------------------------------------------
                                                                              For the Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                1998             1999
                                                                             -----------     -----------
--------------------------------------------------------------------------------------------------------
Revenue                                                                      $         -     $         -
                                                                             -----------     -----------

Costs and Expenses
  Research and development                                                         5,562               -
  General and administrative                                                     363,533         286,138
  Amortization of financing costs                                                 27,211               -
  Debt conversion expense                                                              -          96,343
  Compensatory element of common stock and options                                     -         405,000
  Interest expense                                                               149,072         120,884
  Other (income) expense, net                                                          -         (47,696)
                                                                             -----------     -----------

      Total Costs and Expenses                                                   545,378         860,669
                                                                             -----------     -----------

Net Loss                                                                     $  (545,378)    $  (860,669)
                                                                             ===========     ===========
PER SHARE DATA:

Basic and Diluted Loss Per Share                                             $      (.02)    $      (.03)
                                                                             ===========     ===========

Weighted Average Common Shares Used in Basic and Diluted Loss Per Share       30,398,865      33,518,177
                                                                             ===========     ===========
--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                  (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                                   Common Stock         Additional       Accumulated
                                                            -------------------------
                                                             Shares          Amount     Paid-in Capital     Deficit     Total
                                                             ------------------------   ---------------  -----------    -----
Balances at December 31, 1998                                 32,484,716      $324,848  $11,093,727  $(14,895,616)  $(3,477,041)

Issuance of stock                                                256,573         2,566       42,434             -        45,000
Issuance of stock for conversion of notes payable and            393,903         3,938       89,705             -        93,643
 accrued interest                                                  2,500            25          475             -           500
Issuance of stock for accrued interest                                 -             -       96,343             -        96,343
Debt conversion expense                                           19,318           193        3,307             -         3,500
Issuance of stock for accrued expenses                           300,000         3,000            -             -         3,000
Exercised stock options                                        2,400,000        24,000      360,000             -       384,000
Stock awarded to directors and officers                          125,000         1,250       18,750             -        20,000
Stock awarded to employee                                              -             -            -      (860,669)     (860,669)
Net loss                                                      ----------      --------  -----------  ------------   -----------

Balances at September 30, 1999                                35,982,010      $359,820  $11,704,741  $(15,756,285)  $(3,691,724)
                                                              ==========      ========  ===========  ============   ===========


See notes to consolidated financial statements.

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                                              FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            ------------------------------
                                                                                1998             1999
                                                                            ------------------------------
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $(545,378)      $(860,669)
  Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                            15,440          18,750
          Amortization of unearned and deferred finance costs                      22,711               -
          Compensatory element of common stock and options                              -         405,000
          Debt conversion expense                                                       -          96,343
          Issuance of stock for services                                              586           3,500

      Cash provided by (used for) the change in assets and liabilities:
           Increase in other assets                                                     -            (500)
           Increase in accounts payable and  accrued liabilities                  264,344         155,563
                                                                                ---------       ---------
            NET CASH USED IN OPERATING ACTIVITIES                                (242,297)       (182,013)
                                                                                ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of stock                                                     236,100          45,000
  Proceeds from exercise of stock options                                               -           2,000
  Proceeds from loans                                                              15,000         134,500
                                                                                ---------       ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                               251,100         181,500
                                                                                ---------       ---------
INCREASE (DECREASE) IN CASH                                                         8,803            (513)

CASH - BEGINNING                                                                    3,631          20,361

CASH - ENDING                                                                   $  12,434       $  19,854
                                                                                =========       =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
       Issuance of 393,903 shares of common stock for conversion
          of $93,643 of notes payable and accrued  interest of $18,643          $       -       $ 93,643
                                                                                =========       ========
       Issuance of 2,500 shares of common stock for payment of
          accrued interest                                                      $       -       $    500
                                                                                =========       ========
       Issuance of 108,412 shares of common stock  for conversion
          of $25,000 notes payable and legal fees                               $  25,586       $      -
                                                                                =========       ========
       Issuance of 2,400,000 shares of common stock to directors and
          officers                                                              $       -       $384,000
                                                                                =========       ========
       Issuance of 125,000 shares of common stock to employee as
          additional compensation for services                                  $       -       $ 20,000
                                                                                =========       ========
       Non-qualified stock options exercised by a company director at $.01
          per share for 100,000 shares of common stock                          $       -       $  1,000
                                                                                =========       ========
       Issuance of 19,318 shares of common stock for payment of accrued
          expenses                                                              $       -       $    750
                                                                                =========       ========
----------------------------------------------------------------------------------------------------------


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

           The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the year ended December 31, 1998 and the nine months ended September 30, 1999, the Company incurred net losses of approximately $877,000 and $861,000, respectively, and as of September 30, 1999, had a stockholders' deficiency and a working capital deficiency of approximately $3,857,000 and $3,786,000, respectively. The Company is also in default on a significant number of loan agreements which total approximately $2,292,877 in principal and interest as of September 30, 1999, and is in arrears with substantially all of its other payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

           The Company is exploring additional sources of working capital including private borrowings, sales of its securities, joint ventures and licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 1999. From January 1, 1999 through September 30, 1999, the Company's proceeds from all financing activities amounted to approximately $181,500.

           The Company is exploring ways to reduce its existing liabilities including exchanging certain of its liabilities for shares of its common stock. For the nine months ended September 30, 1999, the Company exchanged $75,000 of principal on various promissory notes outstanding at December 31, 1998 for shares of common stock (see Note
           2).

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

           During the third quarter of 1999, the Company converted $3,500 of outstanding debt to an individual for 19,318 shares of the Company's common stock. The common stock was valued at $0.22 per share, for a total value of $4,250. The difference between the market value of the common stock and the converted debt was reflected in the accompanying financial statements as a debt conversion expense of $750.

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

           During the second quarter of 1999, the Company received the proceeds of a $32,500 loan from two individuals. The terms of the loans have not yet been determined.

           During the second quarter of 1999, the Company received the proceeds of a $15,000 loan from one of the Company's principal officers. The proceeds were used to pay Jeffer, Mangels, Butler & Marmaro, LLP under a court judgement for past due services. The loan is due in one year and bears interest at 10% per annum.

           During the third quarter of 1999, the Company received the proceeds of a $12,000 loan from one of the Company's principal officers. The proceeds were used for the Company's normal operating activities. The loan is due in one year and bears interest at 10% per annum.

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

           Common Stock (Continued)
           ------------

           During the third quarter of 1999, the Company awarded its directors and officers 2,400,000 shares of the Company's common stock. The shares were issued based on years of service provided to the Company. The common stock was valued at $0.16 per share, for a total value of $384,000, which was reflected in the accompanying financial statements as a compensatory element of common stock and options. In addition, four directors and one officer were each granted stock options for 100,000 shares, of which 300,000 options are exercisable over two years, at a price of $0.50 per share, and 100,000 options are exercisable over three years, at a price of $1.00 per share, respectively. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for the nine months ended September 30, 1999 would have been approximately $882,000, or $.03 per share, on a diluted basis. The fair value of the options granted during 1999 are estimated at $21,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 65%, a risk-free interest rate of 5% and an expected life of two years from date of vesting.

           During the third quarter of 1999, an individual exercised 200,000 non-qualified stock options, at an exercise price of $0.01 per share.

           During the third quarter of 1999, the Company awarded an employee 125,000 shares of the Company's common stock as additional compensation for services provided to the Company. The common stock was valued at $0.16 per share, for a total value of $20,000, which was reflected in the accompanying financial statements as a compensatory element of common stock and options.

           During the third quarter of 1999, an officer of the Company exercised 100,000 non-qualified stock options, at an exercise price of $0.01, previously granted by the Company. The exercise price of $1,000 was reflected in the accompanying financial statements as a compensatory element of common stock and options.

           Earnings Per Share
           ------------------

           Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

             -------------------------------------------------------------
             Options to purchase common stock                    4,800,000
             Warrants to purchase common stock                     800,000
             Accrued salaries                                   10,000,000
             Convertible debt, net of shares to be cancelled     1,546,000
                                                                ----------

                                                                17,146,000
                                                                ==========
             -------------------------------------------------------------

                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE  3 -  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

           Litigation/Disputes
           -------------------

           a)  Jeffer, Mangels, Butler & Marmaro, LLP v. Orbit Technologies,
               -------------------------------------------------------------
               Inc.
               ----
               Action by former attorneys of Orbit to compel arbitration to recover attorney fees. Orbit stipulated to arbitration of fee dispute and stipulated to entry of interim arbitration award in the amount of approximately $160,000, subject to any defenses, offsets or claims, which Orbit is asserting by way of a separate legal malpractice action.

               The Company's legal malpractice action was directed to arbitration by a retainer agreement signed by Mr. Joseph, in his capacity when he was with the Company. Prior to Orbit becoming a client, Mr. Joseph was a personal client of Jeffer, Mangels, Butler & Marmaro. The retainer agreement signed by Joseph has barred Orbit from filing a legal malpractice action.

               On June 21, 1999, the Company reached a settlement agreement and general release with Jeffer, Mangels, Butler & Marmaro, LLP, whereby the parties agreed that Orbit shall pay the sum of $60,000, which represents a comprise sum for the amounts due under a court judgment in favor of Jeffer, Mangels, Butler & Marmaro, LLP for past due services in the amount of $107,697, plus interest, at a rate of ten percent per annum from December 10, 1996, and costs, including reasonable attorney's fees in the amount of $30,671. This settlement resulted in a net gain of $47,697 which has been reflected as other income during the quarter ended September 30, 1999.

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

               On September 2, 1997, the Court of Chancery decided to defer a decision on the defendants motion to dismiss until such time as an annual meeting of the Company's shareholders was held. The Court, thereafter, ordered that the Company hold its annual meeting. The Company is in the process of complying with the Court's requirements.