Form 10KSB
period 1999-12-31
ORBIT TECHNOLOGIES INC /DE/
filed 2000-04-14
CIK 937814

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 1999

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
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
                     ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

     Issuer's revenues for the year ended December 31, 1999 were $ -0-.

     On December 31, 1999, the aggregate market value of the voting stock held by non-affiliated totaled approximately $4,910,179 based on the closing stock price as reported by The OTC-BB of the NASDAQ Stock Market.

     At December 31,1999; 32,526,579 shares of Common Stock were outstanding.
Transitional Small Business Disclosure Format: Yes      No X
                                                  ---     ---

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

Item 1.  DESCRIPTION OF BUSINESS

Orbit Technologies, Inc. (the "Company" or "Orbit") is a technology incubator and ultimately a technology portal for new and innovative technologies, engineering ideas, methods, and processes. The Company's philosophy is to develop or acquire new or innovative technologies that the Company believes hold the potential to become commercially viable products or processes. Once a product or process receives commercial validation through an outside or third party, it will be either spun off as a separate business entity, or will be licensed or sold to an affiliated or unaffiliated entity that at that time becomes responsible for the production, marketing, and sales of such products or services. The technologies described herein are undergoing certain feasibility studies and/or actual test and evaluation.

The Company is the owner of various patents pending and other proprietary engineering and intellectual property and information related to a number of technologies.

Orbit was incorporated under the laws of the state of Delaware in 1985.

General

The Company retains independent engineers, research consultants, institutes, independent business entities, and other technical and business consultants as needed to develop and analyze technologies.

The Company evaluates the commercial viability for each technology. When a commercial application is developed, the Company will license the technology to a licensee for a license fee and royalty payments. The licensee undertakes the process of bringing applications of the technology to market independently or through manufacturing and marketing utilizing joint ventures, selected partners, or sublicensing. Specific applications of a particular technology may be licensed to separate entities, each of whom is responsible for that particular application. Additional funding may be required during these various phases of technology development and commercialization.

Integrated Product Development Teams

The Company has instituted the latest in developmental concepts and methods in order to streamline the Company's internal procedures for product discovery, development, evaluation, acquisition, and commercialization. Integrated Product Development Teams are made up of in-house personnel, outside independent engineers, research consultants, academic institutions, and business consultants needed to investigate and analyze technologies.

Polymer Encapsulation Technology (PET)

The Company is focusing on its Polymer Encapsulation Technology (PET) that it believes has potential to yield a significant and commercially viable environmental product. PET provides certain benefits to generators of radioactive and toxic wastes with a method to stabilize and encapsulate such materials for environmentally safe disposal.

The Company utilizes specially identified polymers as a base material to which it adds certain proprietary materials and formulation methods. This formulation creates a unique compound that is specially designed to be application specific based on the required performance criteria. PET is non-flammable, non-toxic, and processes waste materials at ambient temperatures. Processing with PET materials produces no secondary waste streams.

PET includes enhanced material properties and formulations and improved application processes. PET remains intact above 10000C and exceeds the melting point of many metals. These properties make PET a potentially viable solution to permanently contain many hazardous wastes

PET, through rigorous and extensive testing, has proven effective in a laboratory setting for containing surrogate nuclear waste materials and actual radioactive particulates. Formulations of Orbit's polymer have been subjected to significant doses (7.5 Grad) of radiation with no absorption or migration of the radiation through the sample. PET also has the potential to be effective in providing chemical or thermal barriers.

PET is designed for difficult to treat hazardous or toxic waste materials. The Company believes that applications may exist in other vertical and horizontal markets. The Company has filed a new patent covering specific applications of its Polymer Encapsulation Technology (PET).

Additional testing will be required to determine engineering parameters for both disposal and transportation of actual radioactive waste materials.

The Company may license the technology, seek strategic alliances or establish joint venture relationships with specific industry leaders.

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

The Company believes that the Metafusion Process has myriad commercial applications. Plans include a continuation of the commercialization evaluation phase when additional funding becomes available.

Other Technologies, Inc.

Since 1997, the Company has been reevaluating and prioritizing other technologies which it possesses. While the Company has devoted its efforts to the development of its Polymer Encapsulation Technology (PET) system, efforts to determine the viability of its other technologies will be pursued when additional funding becomes available. There is, however, no assurance that such funding will be obtained to facilitate these efforts.

The Company is continually searching for and evaluating other technologies that may yield commercially viable products and would fit vertically or horizontally into the Company's area of expertise.

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

Human Resources

As of December 31, 1999, the Company employs three full time individuals, and engages one technical consultant, and one industry consultant. The Company also retains independent engineers, research consultants, academic institutions, independent business entities, and other technical and business consultants as needed to develop and analyze technologies and create business strategies.

Research and Development

Research and development expenses for the years ended December 31, 1999 and 1998 were $-0- and $7,416, respectively.

Item 2.  DESCRIPTION OF PROPERTY

The Company maintains its principal executive offices in Carlsbad, California where it occupies a 1,500 square foot office at 5950 La Place Court, Suite 140, Carlsbad, California 92008 pursuant to a lease expiring in July 2001.

Item 3.  LEGAL PROCEEDINGS

Introduction

The Company is involved in legal proceedings incidental to its normal business activities. As of the date hereof, the Company is not party to any material litigation except as described below. Most of the litigation is related to or actions by past Directors and Officers, and their affiliates.

The Company is a party to the following proceedings. These proceedings are related and deal with questions related to the actions of past Directors and Officers and the validity of stock transactions conducted during their tenure.

1. BENVENISTE, ET. AL. V. ORBIT AND ITS OFFICERS. The action was filed on March

6, 1997 in the Los Angeles Superior Court as Case No. BC167043. The action is to collect principal, interest and other fees and damages relating to various promissory notes executed between the plaintiffs and Orbit during 1995 aggregating $600,000 and loans made during 1992 aggregating $197,000.

In December 1998, the parties entered into a settlement agreement, which resolves all of the claims and the cross-claims. As part of the settlement, approximately 5 million shares will be surrendered for cancellation by a variety of parties including the Benvenistes. The Benvenistes have agreed to convert debt to equity and will be issued approximately 5.7 million shares of stock. (Also see Item 3., Introduction.)

2. ORBIT TECHNOLOGIES INC., ET AL. V. LAHEY, ET AL. The action filed by Richard Benveniste and Edgar R. Benveniste on June 2, 1997 in the Delaware Court of Chancery, Case No. 15720-NC, on behalf of themselves and purportedly on behalf of the Company against James B. Lahey, James A. Giansiracusa, Ian C. Gent, Stephen V. Prewett, and William N. Whelen. The Complaint sought a determination by the Court of Chancery (i) as to who constituted the valid Directors of the Company in connection with a written consent action initiated by the plaintiffs {and signed by Richard A. Wall & Associates GmbH (Authorized representative Kurt Seifman), Kurt Seifman, JTR Associates (Authorized representative William P. Ruffa, Jr.), William P. Ruffa, Jr., Pacific Equities, Inc. (Authorized representative Richard A. Wall), Richard A. Wall, Cynthia L. Wall, Eleanor Moscatel (By her attorney-in-fact, Richard Benveniste), Julie Benveniste (By her attorney-in-fact, Richard Benveniste), Chad Nellis (Son of Cynthia Wall and step son of Richard A. Wall), Mikimak Limited, and Frank A. Visco}, and ( ii ) in the alternative, that the Company be required to hold an annual meeting of shareholders. In response to the Complaint, on June 20, 1997 the defendants filed their motion to dismiss or, in the alternative, to stay the Delaware litigation in favor of litigation relating to the validity of claimed holdings in the Company that was pending in the state court of California (Adrian Joseph v. Orbit Technologies Inc.). The Joseph et al. v. Orbit Technologies, Inc. was decided in favor of the Company and against Joseph, Singletary, and Mikimak. As a result, the Court cancelled all the shares previously claimed by Joseph et al. thereby rendering the consent action void.

On September 2, 1997, a hearing on the defendant's motion to dismiss was held at which time the Court of Chancery decided to defer a decision on the defendant's motion to dismiss until such time as an annual meeting of the Company's shareholders was held. The Company intends to hold a shareholder meeting to bring the aforementioned settlement before the shareholders for approval.(Also see Item 3., Introduction.)

While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters has had or will have a material adverse effect on its financial position or results of operation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the year ended December 31, 1999 to a vote of the Company's securities holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below shows the high and low bid prices as reported by the OTC-BB. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Calendar Year ended December 31:

1998                                 High        Low

First Quarter                       $0.62       $0.34
Second Quarter                       0.52        0.30
Third Quarter                        0.42        0.20
Fourth Quarter                       0.30        0.16

1999

First Quarter                       $0.33       $0.18
Second Quarter                       0.26        0.18
Third Quarter                        0.22        0.16
Fourth Quarter                       0.32        0.18

2000

First Quarter                       $0.95       $0.36

There were approximately 1,500 shareholders of record of Common Stock as of December 31, 1999. The Company has not paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

During 1999, 1998, and 1997, the Company converted $125,000 of principal and related accrued interest of $19,398 into 675,875 shares of common stock pursuant to exemptions under Section 4(2) and or Regulation D., under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

Since 1996, the Company has focused on the development and use of its polydimethylsiloxane-based Polymer Encapsulation Technology (PET) as a method for stabilizing and encapsulating various radioactive and toxic waste materials leading to a final waste form for disposal.

Significant progress has been attained as evidenced by the success achieved on test and evaluation contracts completed for Lockheed Martin Idaho Technologies Company (LMITCO) and Bechtel BWXT, in conjunction with the U. S. Department of Energy, Idaho Operations Office, Idaho Falls, ID. The Company's business plan and near term strategy will focus the Company's human resources and funding on developing the Polymer Encapsulation Technology (PET) as an advanced technological solution to various radioactive and toxic waste materials identified for disposal by the Department of Energy (DOE).

As a next step in product acceptance, Bechtel BWXT and Orbit, together with input from the Microscale Physiochemical Laboratory at the University of Akron and the U. S. Department of Energy are involved in discussions for utilizing Orbit's PET as a potential transportation medium in addition to a stabilization and encapsulation material for final disposal. The elastomeric properties and material characteristics of PET are of particular benefit in eliminating the potential risk that would occur in the transportation of the waste from one site to another for long term storage or disposal.

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

Background

In March 1998, the Company was awarded a contract by Lockheed Martin Idaho Technologies Company to evaluate encapsulation of both surrogate and actual WERF (Waste Experimental Reduction Facility) low-level waste with its Polymer Encapsulation Technology (PET).

In July 1998, the Statement of Work was modified and redirected the Company to focus on a low-level calcine material. These new tests included mixing studies and enhanced treatment methodologies. Test reports by Lockheed Martin indicated that encapsulation of the low-level mixed waste fraction from INTEC calcined waste has potential as an encapsulating media for final disposal and the report recommended exploration of further treatment formulations.

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

Also in October 1998, Orbit's Polymer Encapsulation Technology (PET) was selected for presentation at the 19th U. S. Department of Energy Low-Level Radioactive Waste Management Conference. The goal of the conference was to provide an opportunity for information exchange between representatives of the commercial and defense related low-level radioactive waste management communities.

In May 1999, Orbit was awarded a contract by Bechtel BWXT, Idaho Falls, to evaluate Orbit's PET for disposal of actual pilot scale calcine waste. In September 1999, the contract was expanded and directed that PET be examined at maximum waste loading scenarios as a means for transporting certain high-level wastes out of Idaho to an off-site melter. Orbit's material was loaded at 40% waste for final disposal evaluation and at 80% waste loading for the transportation evaluation. The actual pilot scale calcine waste (minus radionuclides) is processed at the Idaho Nuclear Technology and Engineering Center (INTEC) and contained heavy metals - chromium, cadmium, lead, barium, and arsenic.

In November 1999, Orbit reported significant results for the transportation, storage, and disposal of radioactive waste.

In addition to the initial reductions in heavy metals provided by Orbit's polymer formulation, the introduction of proprietary additives further reduced the concentrations of cadmium and chromium by 77% and 71%, respectively. The PET sample, at 40% waste loading passed all Resource Conservation and Recovery Act
(RCRA) criteria and the Universal Treatment Standards (UTS) for heavy metals. The Universal Treatment Standards for cadmium is 0.11 and for chromium is 0.60. See Additional Reduction in Cadmium and Chromium with Proprietary Additives.

Bechtel BWXT recommended to the DOE that a pilot plant demonstration be conducted to test and evaluate engineering parameters and product throughput. Other recommendations included encapsulation and mixing studies utilizing actual radioactive materials.

As part of the transportation option of the contract, PET was mixed at a loading factor of 85% waste to 15% polymer. The final formulation passed the Department of Transportation Oxidizer (DOT) Test and a Drop Test from a height of 10 meters. Of particular significance was a 20% reduction in the final product's total volume after treatment.

[GRAPH]

[CHART]

In February 2000, an Orbit funded study was highlighted in the American Chemical Society's publication ENVIRONMENTAL SCIENCE & TECHNOLOGY. The article, entitled "CHROMIUM LEACHING FROM SILICONE FOAM-ENCAPSULATED MIXED WASTE SURROGATE" by Christopher M. Miller, Ph.D., Stephen E. Duirk, and Kevin H. Gardner, Ph.D., discusses polymer encapsulation of waste and chromium leaching kinetics under

Toxicity Characteristic Leach Procedure and Accelerated Leach Test conditions at variable waste loadings.

In March 2000, Orbit's Polymer Encapsulation Technology was selected for the second consecutive year for presentation at the international waste symposium in Tucson, Arizona. The international conference, Waste Management 2000, hosted and sponsored by the University of Arizona is held at the Tucson Convention Center. Sponsors include the American Nuclear Society, the American Society of Mechanical Engineers, New Mexico State University, and the Waste Management Education and Research Consortium. The paper, which was submitted for consideration by Bechtel BWXT Idaho, was judged by the conference's Technical Review Board and chosen for presentation based on the results of the most recent test and evaluation project completed for the Bechtel Group. In that evaluation, Orbit's Polymer Encapsulation Technology (PET) showed a positive proof-of-confidence to encapsulate calcine waste for both disposal at a permanent high-level waste repository and for transportation to an offsite melter. Orbit's presentation, entitled "POLYSILOXANE ENCAPSULATION OF CALCINE WASTE," was presented in the Nuclear Materials Stabilization and Disposition technical session.

In the most recent evaluation, the Company demonstrated that with the addition of certain surfactant additives and binding agents, the PET system will encapsulate and stabilize waste material which may include soluble chromium compounds, sodium nitrate, potassium nitrate, plutonium 238 and 239, uranium 238, and other harmful contaminants.

Orbit's encapsulation system is designed to form a cohesive material suitable for transportation and final disposal, featuring a low leaching index as well as the ability to perform at increased waste loading factors. The system has been developed for the treatment of waste material to prevent environmental damage because certain wastes that cannot be easily or economically rendered harmless still pose significant environmental problems.

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

Financial Condition

For the fiscal years ended December 31, 1999 and 1998, the Company had no revenues. General and administrative expenses decreased from $490,711 in 1998 to $373,483 in 1999. For the years ending December 31, 1999 and December 31, 1998, the Company incurred an operating loss of $635,209 and $877,054, respectively. It is anticipated that net-operating losses will continue through the next two years.

Liquidity and Capital Resources

On December 31, 1999, the Company had an accumulated deficit and a working capital deficit of $15,530,825 and $3,407,853, respectively. The Company had a significant reduction in the ratio of liabilities to tangible assets from 56 to 1 as of December 31, 1998 to approximately 33 to 1 as of December 31, 1999. The Company continues to be in default on a significant number of notes that total approximately $1,522,000 in principal as of December 31, 1999. The report of the

Company's independent certified public accountants includes an uncertainty paragraph with regard to the ability of the Company to continue as a going concern.

On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder for $300,000 payable in $100,000 installments on May 27, 1997, and September 5, 1997, and December 6, 1997. The installment loan bears interest at 12% per annum. The loan agreement provides for a minimum semi-annual interest payment of $6,000 commencing December 6, 1997. The Company's rights, titles and patents, to its polymer technology collateralize the installment note. The interest payments are currently in default. The Company will record the additional consideration as interest expense amounting to $42,750, which is based on the fifty percent (50%) of the fair market value at the common stock at May 27, 1997, the date of the installment loan agreement. Furthermore, the Company granted the shareholder the right to purchase 150,000 shares of restricted common stock at seventy-five percent (75%) of the fair market value for a period of 180 days commencing May 27, 1997, the date of the installment agreement.

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

ITEM 7.  FINANCIAL STATEMENTS

See the Financial Statements and Notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information concerning the directors and executive officers of the Company:

NAME                     AGE  TITLE
----                     ---  -----

James B. Lahey           65   President, Chief Executive Officer, and Director
James A. Giansiracusa    51   Vice President - Operations, Secretary, Chief
                              Financial Officer and Director
Ian C. Gent              57   Director
Stephen V. Prewett       54   Director
William N. Whelen, Jr.   62   Director

JAMES B. LAHEY became President and a director of the Company in March 1995. From 1993 through 1994 he was President and Executive Vice President of Sensotron, Inc., which develops technologically advanced transducer products. From 1989 to 1992 he was Corporate Executive Vice President of W. S. Shamban & Co., a manufacturer of engineered sealing systems. He has previously held senior management positions with W. R Grace & Co. and Ausimont U.S.A. Mr. Lahey holds a Bachelors degree in Civil Engineering from Manhattan College and is a registered professional engineer in New York.


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

Based solely upon a review of the copies of such forms furnished to the Company and information involving securities transactions of which the Company is aware, the Company believes that during the fiscal year ending December 31, 1999, there was compliance with all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial stockholders.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

The following table presents, for each of the last three fiscal years, the annual compensation earned by the chief executive officer and the most highly compensated executive officers of the Company for the three fiscal years ended December 31, 1999:

                           Summary Compensation Table

                                                                               LONG TERM COMPENSATION AWARDS

                                                                                                  All Other Annual
Name and Principal                      ANNUAL COMPENSATION              Securities Underlying      COMPENSATION
POSITION                       YEAR           SALARY           BONUS           OPTIONS/SAR

James B. Lahey, President      1999        $120,000(1)           0                 0                     0
                               1998         120,000(1)           0                 0                     0
                               1997         120,000(1)           0                 0                     0

James A. Giansiracusa,         1999        $132,000(1)           0                 0                     0
Vice President, Operations     1998        $132,000(1)           0                 0                     0
                               1997        $132,000(1)           0                 0                     0

Stephen V. Prewett, Vice       1999        $   0                 0                 0                     0
President, Technology          1998        $   0                 0                 0                     0
Development                    1997        $108,000(1)           0                 0                     0

(1) The amounts stated above have not been fully paid and Messrs. Lahey, Giansiracusa, and Prewett have agreed to deferred compensation in the amount totaling $1,005,600 from deferrals in the three fiscal years reflected in the above table. (Also see Notes 6 and 11 to Consolidated Financial Statements.)

The Company entered into Employment Agreements effective April 1, 1995, with its key employees, Messrs. Lahey, Giansiracusa, and Prewett, to serve in the positions set forth above for a period of two years, and unless otherwise terminated, to continue year by year thereafter. The basic annual salaries under the Employment Agreements are $120,000, $132,000, and $108,000, respectively, subject to a 40% deferral that will be paid when the Company's financial condition permits such payment. Such individuals also received stock options under the 1995 Stock Option Plan for 300,000 shares, 500,000 shares, and 500,000 shares, respectively. During portions of 1995, 1996, 1997, 1998 and 1999, key officers have deferred salaries in amounts significantly greater than 40% so that cash could be applied to the Company's operations.

Compensation of Directors

Directors received no payment for their services as directors during 1998, although the Company's By-Laws provide that directors shall receive $500 for each meeting. The compensation of officers and directors is subject to review and adjustment from time to time by the Board of Directors.

Stock Options

The following table presents information for the named officer in the Summary Compensation Table with respect to options exercised during fiscal year ended December 31, 1999 and unexercised options held as of the end of the fiscal year.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                                                                 Number of Securities          Value of Unexercised
                                                                Underlying Unexercised      In-the-Money Options/SARs
                                                              Options/SARs at FY-End (#)           at FY-End ($)
                            Shares Acquired       Value              Exercisable/                  Exercisable/
Name                        on Exercise (#)   Realized ($)          Unexercisable                 Unexercisable
----                        ---------------   ------------    --------------------------    -------------------------

James B. Lahey                     0                0                   500,000/0                   $160,000/$0
James A. Giansiracusa              0                0                 1,556,593/0                   $498,109/$0
Stephen V. Prewett              100,000             0                   694,783/0                   $254,330/$0
Ian C. Gent
William N. Whelen                  0                0                   200,000/0                    $64,000
                                   0                0                   200,000/0                    $64,000

Values reflected above are based on the closing price of $ .32 per share of the Company's Common Stock for the last business day of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1999, certain information as to shares of the Common Stock owned by (i) each person known by management to beneficially own more than 5% of the outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors of the Company as a group:

Name and Address of                          Amount and Nature of         Percent of Outstanding
Beneficial Owner                           Beneficial Shares Owned              Ownership
-------------------                        -----------------------        ----------------------

James B. Lahey (1,3,5)                           1,600,000                           5%
James A. Giansiracusa (2,3,5)                    2,421,593                           7%
Ian C. Gent (3,4,5)                                700,000                           2%
Stephen V. Prewett (3,4,5)                       1,194,783                           4%
William N. Whelen, Jr. (4,5)                       600,000                           2%
All Officers and Directors as a group
  (5 persons) (6)                                5,616,376                          19%
Ruth P. Brittingham (7)                          4,022,292                          11%
S. A. Power Corporation (7)                      2,000,000                           6%
O. G. Sansone & Colleen Sansone (7).             5,543,603                          16%

---------------------------------
* Amount held represents less than 1%.

(1)  Includes 500,000 shares of Common Stock as part of an employment contract.
(2) Includes 1,556,593 shares of Common Stock subject to currently exercisable options.
(3) Includes 500,000 shares of Common Stock awarded as Part of Incentive Compensation Plan.
(4) Includes 400,000 shares of Common Stock awarded as Part of Incentive Compensation Plan.
(5)  The address for these individuals is the address of the Company.
(6) Includes 3,251,376 shares of Common Stock subject to currently exercisable options.
(7)  Not Directors or Officers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number   Exhibit

(3)      (i)      Articles of Incorporation.(1)
         (ii)     Amended and Restated By-laws.(1)
(10)     (i)      Lockheed Martin Idaho Technologies Company (LMITCO) Purchase
                  Order No. K99-181662, Encapsulation Study - Polysiloxane
                  Encapsulation of Calcined Waste.
         (ii)     1995 Stock Option Plan and Form S-8 Registration Statement.(1)
         (iii)    Employment Agreements dated April 1, 1995 of Messrs. Lahey,
                  Giansiracusa, and Prewett. (1)
(11)     Form 10-KSB for the Period Ending December 31, 1997. (2)
(11.2)   Form 10-KSB for the Period Ending December 31, 1998. (2)
(27)     Financial Data Schedule.
(99)     Risk Factors.

Note: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

(1) Previously filed as part of the Form 10 filed in May 1995 and which are hereby incorporated by reference.
(2) Previously filed as part of the Form 10-KSB for the Period Ending December 31, 1997 and 1998.
(b)  Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Orbit Technologies Inc.




By: /s/
   --------------------------------
   James B. Lahey
   Chief Executive Officer and Chairman of the Board of Directors

Date:    April 14, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        TITLE                               DATE


/s/ JAMES B. LAHEY          Chief Executive Officer and         April 14, 2000
------------------------
James B. Lahey              Chairman of the Board (Chief
                            Executive Officer)

/s/JAMES A. GIANSIRACUSA    Vice President- Operations, Chief   April 14, 2000
------------------------
James A. Giansiracusa       Financial Officer (Chief
                            Financial and Accounting
                            Officer), Secretary, and Director

/s/ IAN C. GENT             Director                            April 14, 2000
------------------------
Ian C. Gent

/s/STEPHEN V.  PREWETT
------------------------
Stephen V. Prewett          Director                            April 14, 2000

/S/WILLIAM N. WHELEN        Director                            April 14, 2000
------------------------
William N. Whelen, Jr.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-KSB

                                DECEMBER 31, 1999


INDEPENDENT AUDITORS REPORT                                     F-2


CONSOLIDATED BALANCE SHEET                                      F-3
    At December 31, 1999


CONSOLIDATED STATEMENTS OF OPERATIONS                           F-4
    For the Years Ended December 31, 1998 and 1999


CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIENCY              F-5
    For the Year Ended December 31, 1998 and 1999


CONSOLIDATED STATEMENTS OF CASH FLOWS                           F-6
    For the Years Ended December 31, 1998 and 1999


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-7 - F-27

To the Stockholders of
Orbit Technologies Inc. and Subsidiaries

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Orbit Technologies Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbit Technologies Inc. and Subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has not generated any revenue, to-date, from any of its products or technologies, and incurred a net loss of approximately $635,000 during the year ended December 31, 1999. Further, as of December 31, 1999, the Company had a working capital deficiency of approximately $3,408,000 and stockholders' deficiency of approximately $3,321,000. As described more fully in Notes 1, 7 and 11 to the consolidated financial statements, the Company is in default on its loan agreements with various individuals, certain of whom have filed a lawsuit, and is in arrears on accounts with certain vendor creditors which, among other things, causes the balances to become due on demand. The Company is not aware of any alternate sources of capital to meet such demands, if made. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       TABB, CONIGLIARO & McGANN, P.C.

New York, NY
March 27, 2000

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                              AT DECEMBER 31, 1999

                                     ASSETS
                                     ------

Current Assets:
  Cash                                                                          $  81,587
                                                                                ---------

    Total Current Assets                                                           81,587

Property and Equipment - At cost, net of accumulated depreciation and
    allowance against equipment expenditures                                       19,867

Intangible Assets, Net of accumulated amortization                                 62,677

Other Assets                                                                        4,800
                                                                                ---------

    Total Assets                                                                $ 168,931
                                                                                =========

                     LIABILITIES AND STOCKHOLDERS DEFICIENCY

Current Liabilities:
  Accounts payable and accrued liabilities                                      $ 1,967,349
  Notes payable                                                                   1,522,091
                                                                                -----------

    Total Current Liabilities                                                     3,489,440
                                                                                -----------

Commitments, Contingencies and Other Matters
  (Notes 1, 2, 3, 6, 7, 8 and 11)

Stockholders' Deficiency:
  Preferred stock - par value $.01 per share; shares authorized
    - 1,000,000; shares issued and outstanding - none                                     -
  Common stock - par value $.01 per share; shares authorized -
    50,000,000;  shares issued and outstanding - 36,822,805                         368,228
  Additional paid-in capital                                                     11,842,088
  Accumulated deficit                                                           (15,530,825)
                                                                                -----------

    Total Stockholders' Deficiency                                               (3,320,509)
                                                                                -----------

    Total Liabilities and Stockholders' Deficiency                              $   168,931
                                                                                ===========






See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        For the Years Ended
                                                                                             December 31,
                                                                                ----------------------------------
                                                                                     1998                 1999
                                                                                --------------       -------------
Revenue                                                                         $     -              $     -
                                                                                --------------       -------------
Costs and Expenses:
  Research and development                                                            7,416                      -
  General and administrative                                                        490,711                373,483
  Compensatory element of common stock and options                                   83,334                405,000
  Amortization of financing costs                                                    30,281                      -
  Debt conversion expense                                                            59,000                 96,343
  Interest expense                                                                  198,762                160,638
  Other expense (income) , net                                                        7,550               (400,255)
                                                                                -----------              ---------

      Total Costs and Expenses                                                      877,054                635,209
                                                                                -----------              ---------

Net Loss                                                                        $  (877,054)             $(635,209)
                                                                                ===========              =========
PER SHARE DATA:

Basic and Diluted Loss Per Share                                                     $(.03)                  $(.02)
                                                                                     =====                   =====

Weighted Average Common Shares Used in Basic and Diluted Loss
   Per Share                                                                     30,997,491             34,359,349
                                                                                ===========             ==========

See notes to consolidated financial statements.


                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999


                                                              Common Stock
                                                          ----------------------     Additional      Acumulated
                                                           Shares       Amount     Paid-in Capital     Deficit
                                                          ----------   ---------   ---------------  -------------
Balances at December 31, 1997                             27,115,768   $ 271,158     $10,193,132    $(14,018,562)

Issuance of stock for conversion of notes payable          4,340,059      43,401         490,834             -
Issuance of stock in settlement of litigation                 40,000         400           7,150             -
Stock issued in connection with compensatory obligations     250,000       2,500          52,500             -
Stock option issued in connection with consulting agreement      -           -            20,000             -
Cancellation of stock for non-payment of note receivable    (260,000)     (2,600)            -               -
Satisfaction of notes receivable in exchange for services       -           -                -               -
Issuance of stock for cash                                   998,889       9,989         271,111             -
Amortization of unearned financing fees                          -           -               -               -
Debt conversion expense                                          -           -            59,000             -
Net loss                                                         -           -               -          (877,054)
                                                          ----------   ---------     -----------    ------------
Balances at December 31, 1998                             32,484,716     324,848      11,093,727     (14,895,616)

Issuance of stock for cash                                   815,396       8,154         131,846             -
Issuance of stock for conversion of notes payable and
related accrued interest                                     675,875       6,758         137,640
Issuance of stock for accrued interest                         2,500          25             475             -
Debt conversion expense                                          -           -            96,343             -
Issuance of stock for accrued expenses                        19,318         193           3,307             -
Exercised stock options                                      300,000       3,000               -             -
Stock awarded to directors and officers                    2,400,000      24,000         360,000             -
Stock awarded to employee                                    125,000       1,250          18,750             -
Net loss                                                         -           -               -          (635,209)
                                                          ----------   ---------     -----------    ------------
Balances at December 31, 1999                             36,822,805   $ 368,228     $11,842,088    $(15,530,825)
                                                          ==========   =========     ===========    ============

                                                             Unearned       Notes
                                                           Compensation   Receivable
                                                            and Finance     from
                                                              Charges    Stockholders        Total
                                                            -----------  -------------    -----------
Balances at December 31, 1997                               $ (30,281)     $ (10,934)     $(3,595,487)

Issuance of stock for conversion of notes payable                 -              -            534,235
Issuance of stock in settlement of litigation                     -              -              7,550
Stock issued in connection with compensatory obligations          -              -             55,000
Stock option issued in connection with consulting agreement       -              -             20,000
Cancellation of stock for non-payment of note receivable          -            2,600              -
Satisfaction of notes receivable in exchange for services         -            8,334            8,334
Issuance of stock for cash                                        -              -            281,100
Amortization of unearned financing fees                        30,281            -             30,281
Debt conversion expense                                           -              -             59,000
Net loss                                                          -              -           (877,054)
                                                           ----------      ---------      -----------
Balances at December 31, 1998                                     -              -         (3,477,041)

Issuance of stock for cash                                        -              -            140,000
Issuance of stock for conversion of notes payable and
related accrued interest                                          -              -            144,398
Issuance of stock for accrued interest                            -              -                500
Debt conversion expense                                           -              -             96,343
Issuance of stock for accrued expenses                            -              -              3,500
Exercised stock options                                           -              -              3,000
Stock awarded to directors and officers                           -              -            384,000
Stock awarded to employee                                         -                            20,000
Net loss                                                          -              -           (635,209)
                                                           ----------      ---------      -----------
Balances at December 31, 1999                               $     -              -        $(3,320,509)
                                                           ==========      =========      ===========

See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Years Ended
                                                                                       December 31,
                                                                                ----------------------------
                                                                                  1998              1999
                                                                                ----------       -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $ (877,054)      $  (635,209)
   Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                            25,567            25,000
           Amortization of unearned and deferred finance costs                      30,281                 -
           Compensatory element of common stock and options                         83,334           405,000
           Gain from write-off of old obligations                                        -         (352,558)
           Debt conversion expense                                                  59,000            96,343
           Loss on litigation settlements                                            7,550                 -
           Issuance of stock for accrued expenses                                        -             3,500

       Cash provided by (used for) the change in assets and liabilities:
            Decrease in other assets                                                 9,215                 -
            Increase in accounts payable and accrued liabilities                   327,202           242,644
                                                                                ----------       -----------

             NET CASH USED IN OPERATING ACTIVITIES                                (334,905)         (215,280)
                                                                                ----------       ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of stock                                                     281,100           140,000
   Proceeds from exercise of stock options                                               -             2,000
   Proceeds from loans                                                              94,500           134,500
   Repayment of officer loan payable                                               (23,959)          -
                                                                                ----------       -----------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                               351,641           276,500
                                                                                ----------       -----------

 INCREASE IN CASH                                                                   16,736            61,220

 CASH - BEGINNING                                                                    3,631            20,367
                                                                                ----------       -----------

 CASH - ENDING                                                                  $   20,367       $    81,587
                                                                                ==========       ===========


See notes to consolidated financial statements.

                                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1 -      BUSINESS AND CONTINUED OPERATIONS

               Orbit Technologies Inc. (the "Company") was incorporated in the State of Delaware on April 29, 1985. The Company is a technology portal for new and innovative technologies, engineering ideas, methods and processes. The Company's business plan is to develop or acquire new or innovative technologies that the Company believes hold the potential to become commercially viable products or processes. Once a product or process receives commercial validation through an outside or third party, it is the Company's intention to either spin it off as a separate business entity, or license or sell to an affiliated or unaffiliated entity that, at that time, becomes responsible for the production, marketing and sales of such products or services. The Company's technologies are undergoing certain feasibility studies and/or actual tests and evaluations. To date, the Company has not financially benefited from the commercialization of any of its technologies.

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the years ended December 31, 1998 and 1999, the Company incurred net losses of approximately $877,000 and $635,000, respectively, and as of December 31, 1999, had a stockholders' deficiency and a working capital deficiency of approximately $3,321,000 and $3,408,000, respectively. The Company is also in default on a significant number of loan agreements which total approximately $2,036,000 in principal and interest as of December 31, 1999, and is in arrears with substantially all of its other payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               The Company is exploring additional sources of working capital including private borrowings, sales of its securities, joint ventures and licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 1999. For the year ended December 31, 1999, the Company's proceeds from all financing activities amounted to approximately $276,500 (see Note 13).

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1 -      BUSINESS AND CONTINUED OPERATIONS (Continued)

               The Company is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. For the year ended December 31, 1999, the Company exchanged $125,000 of principal on various promissory notes for shares of common stock (see Note 13).

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

               PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

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

               CASH AND CASH EQUIVALENTS

               The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

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

               EQUIPMENT AND FIXTURES

               Equipment and fixtures are recorded at cost. Depreciation is provided using the accelerated and straight-line methods over the estimated useful lives of the related assets as follows:

                       DESCRIPTION                                      YEARS

                Furniture and fixtures                                    7
                Computer hardware and software                            5

                INTANGIBLE ASSETS

               Patent costs, which include legal costs and filing fees, are being amortized on the straight-line method over the shorter of the estimated economic life of the patents or seventeen years.

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

               STOCK-BASED COMPENSATION

               As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees. In accordance with the provisions of SFAS No. 123, the Company discloses the proforma effects of accounting for these arrangements using the minimum value method to determine fair value.

               LOSS PER SHARE

               Basic earnings per share (Basic EPS) are computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (Diluted EPS) gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents. Securities that could potentially dilute Basic EPS in the future, that were not included in the computation of Diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of options, warrants, convertible notes and convertible accrued salaries discussed in Notes 7, 8 and 11 to the accompanying financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               IMPAIRMENT OF LONG-LIVED ASSETS

               During 1996, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

               IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

               In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which revises the accounting for software development costs and will require the capitalization of certain costs. The adoption of SOP 98-1 did not have an effect on the Company's financial position or results of operations.

NOTE  3-       COLLABORATION AGREEMENTS

               In March 1998, the Company signed a contract with Lockheed Martin Idaho Technologies Company (LMITCO) for evaluating Orbit's proprietary polymer system, as an encapsulating agent for radioactive ash. In July 1998, this contract was modified to test Orbit's polymer system with a low-level calcine waste surrogate material. The results recommended that pre-treatment options be explored in more detail for chromium and cadmium and, therefore, be recommended as a treatment option leading to the disposal of the low level waste stream.

               In June 1999, the Company signed a contract with Lockheed Martin Idaho Technologies Company (LMITCO) to evaluate Orbit's proprietary and patent pending Polymer Encapsulation Technology with a surrogate waste processed at the Idaho Nuclear Technology and Engineering Center (INTEC). The results recommended the U.S. Department of Energy (DOE) fund a pilot plant to demonstrate Orbit's technology.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -       PROPERTY AND EQUIPMENT - NET

               Property and equipment, net, consisted of the following at December 31, 1999:


                      Office furniture and fixtures                                $   46,605
                      Research laboratory furniture and fixtures                       65,087
                      In-process machinery                                            223,064
                                                                                   ----------

                              Sub-total                                               334,756

                      Accumulated depreciation                                        (91,825)
                      Valuation allowance for in-process machinery                   (223,064)
                                                                                   ----------

                                                                                   $   19,867
                                                                                   ==========

               During the year ended December 31, 1997, the Company provided for a $223,064 valuation allowance for a probable loss against two machines, which have not been placed in service to date. The valuation allowance is equal to the aggregate cost of the machines.

               Depreciation expense for the years ended December 31, 1998 and 1999 was $20,437 and $19,868, respectively.

NOTE  5 -      INTANGIBLE ASSETS

               Intangible assets consisted of the following at December 31, 1999:

                           Patent costs                                            $   87,212
                           Accumulated amortization                                   (24,535)
                                                                                   ----------

                                                                                   $   62,677
                                                                                   ==========

               Patent costs are being amortized over seventeen years on the straight-line method.

               Amortization expense for the years ended December 31, 1998 and 1999 was $5,130 and $5,132, respectively.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6 -      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

               Accounts payable and accrued liabilities consist of the following at December 31, 1999:

                           Salary and related taxes (Note 11)                      $1,017,592
                           Professional fees                                          293,730
                           Interest                                                   513,471
                           Consulting                                                  39,739
                           Miscellaneous                                              102,817
                                                                                   ----------

                                                                                   $1,967,349
                                                                                   ==========

NOTE  7 -      NOTES PAYABLE

               Notes payable consisted of the following at December 31, 1999:

                    a)   Represents four promissory notes aggregating $170,000,
                         all of which are past due, with interest at 15%. During
                         the year ended December 31, 1999, the Company reversed
                         $120,000 of these notes, which date back to 1992 and
                         1993. The gain is reflected in the accompanying
                         financial statements as other income of $246,313, which
                         includes $126,313 of accrued interest related to these
                         notes.                                                                 $   50,000


                    b)   Represents a settlement agreement entered into during
                         1995 to pay past due consulting fees. Under such
                         agreement, the Company is required to repay this debt
                         from proceeds of future equity or debt financings as
                         follows: 6% of the 1st $1,000,000 - $60,000; 7% of the
                         2nd $1,000,000 - $70,000; 8% of the 3rd $1,000,000 -
                         $80,000; 6.425% of the 4th $1,000,000 - $64,250.                          274,250

                    c)   Represents $100,000 in a one-year promissory note
                         bearing interest at 10% per annum, due September 13,
                         1996. The note and related accrued interest is
                         convertible into common stock at $0.60 per share, with
                         automatic conversion upon the effectiveness of a
                         Registration Statement under the Securities Act of
                         1933. As part of a settlement agreement with a note
                         holder, during the first quarter of 1999, the Company
                         agreed to convert principal of $50,000 and accrued
                         interest of $18,281, relating to a note payable
                         outstanding at December 31, 1998, into 273,132 shares
                         of the Company's common stock. Under the original loan
                         agreement, the debt was convertible, at the option of
                         the note holder, at $0.60 per share. The difference
                         between the original conversion rate of $0.60 and the
                         actual conversion rate of $0.25 was reflected in the
                         accompanying financial statement as a debt conversion
                         expense of $95,593 (see Note 13).                                          50,000




                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7 -       NOTES PAYABLE (Continued)

                    d)   During the years ended December 31,1999, 1998, 1997 and
                         1996, the Company borrowed $27,000, $-0-, $76,800 and
                         $51,000, respectively, from its officers and issued
                         convertible notes to reflect these borrowings. Each
                         note bears interest of 10% per annum and is due one
                         year from the issuance date. The notes principal and
                         accrued interests are convertible into common stock at
                         prices ranging from $0.10 and $0.22 per share of debt.
                         During the year ended December 31, 1998, the Company
                         repaid $23,959 in principal and $24,941 in interest to
                         an officer. The remaining notes are in default.                        $  130,841

                    e)   During the years ended December 31, 1999 and 1998, the
                         Company borrowed $25,000 and $85,000, respectively,
                         from three private investors and issued convertible
                         promissory notes that mature during November 1999. The
                         interest rate on these promissory notes range between
                         8% and 10%. The notes principal balance and accrued
                         interest can be converted into the Company's common
                         stock at the market price discounted by 20% of the
                         average bid price for the period five days prior to the
                         date of conversion. In January of 1999, one of the
                         private investors converted their note with principal
                         of $25,000 and related accrued interest of $362 at the
                         above rate into 120,771 shares of common stock.
                                                                                                    85,000


                    f) Represents one-year promissory notes due at various dates during 1996 at interest rates ranging from 10% to 15% per annum. Notes with principal amounting to $350,000 and related accrued interest are convertible into common stock at prices ranging from $.10 - $.22 per share.

                         The Company is in default under these obligations. In
                         June of 1998, a tentative settlement was reached, which
                         issubject to shareholder and court approvals (see
                         Note 11 - Benveniste Litigation).                                      $  600,000



                                   ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7 -      NOTES PAYABLE (Continued)


                 g)   On May 27, 1997, the Company entered into an installment  loan agreement with an individual  shareholder to borrow  $300,000, payable in $100,000 installments on May 27,1997,  September 5,
                      1997 and  December  3, 1997.  As of  December  31,  1998,  the
                      shareholder  has  advanced  the Company  $299,500  against the
                      $300,000 loan agreement.  The installment  loan bears interest at  12%  per  annum  and is due on  May  27,  1999.  The  loan agreement provides for a minimum semi-annual  interest payment of  $6,000  commencing  December  6,  1997,  which was paid in
                      January  1998.  The Company  has  defaulted  on the  remaining semi-annual  payments.  The installment note is collateralized by the Company's rights,  titles and patents,  to a technology known as Ceramic Silicone Foam.

                 h)   During the second  quarter of 1999,  the Company  received the               299,500
                      proceeds  of a $32,500  loan from two  individuals.  The terms
                      of the loans have not yet been determined.                                    32,500

                                                                                                ----------
                                                    Total Notes Payable                         $1,522,091
                                                                                                ==========

NOTE  8 -       STOCKHOLDERS' EQUITY

               a)   COMMON STOCK TRANSACTIONS

                    1999:

                    During the year ended December 31, 1999, the Company sold 815,396 shares of common stock for $140,000 in cash. The Company paid interest expense of $500 by the issuance of 2,500 common shares.

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

                    In addition, during the year ended December 31, 1999, four directors and one officer were each granted stock options for 200,000 shares, of which 100,000 options are exercisable over two years, at a price of $0.50 per share, and 100,000 options are exercisable over three years, at a price of $1.00 per share, respectively.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8 -      STOCKHOLDERS' EQUITY (Continued)

               a)   COMMON STOCK TRANSACTIONS (Continued)

                    1999: (Continued)

                    During the third quarter of 1999, an individual exercised 200,000 non-qualified stock options, at an exercise price of $0.01 per share.

                    During the third quarter of 1999, the Company awarded an employee 125,000 share of the Company's common stock as additional compensation for services provided to the Company. The common stock was valued at $0.16 per share, for a total value of $20,000, which was reflected in the accompanying financial statements as a compensatory element of common stock and options.

                    During the third quarter of 1999, an officer of the Company exercised 100,000 non-qualified stock options, at an exercise price of $0.01, previously granted by the Company. The exercise price of $1,000 was reflected in the accompanying financial statements as a compensatory element of common stock and options.

                    During the year ended December 31, 1999, the Company converted $125,000 of principal and $19,398 of accrued interest into 675,875 shares of common stock.

                    During the third quarter of 1999, the Company issued 19,318 shares of common stock in settlement of services to an individual for $3,500. The difference between the conversion rate and the value of the services was reflected in the accompanying financial statements as a debt conversion expense of $750.

                    1998:

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

               a)   COMMON STOCK TRANSACTIONS (Continued)

                    1998: (Continued)

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

               b)   STOCK OPTIONS

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

               b)   STOCK OPTIONS (Continued)

                    (1)  1995 STOCK OPTION PLAN (Continued)

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

                    The Company entered into a consulting agreement with a scientist on February 1, 1998. Pursuant to the terms of the agreement, the Company granted the consultant two options to purchase 100,000 shares each of restricted common stock. Each stock option provides for an exercise price of $.01 per share and expires on March 31, 2000. The February 1, 1998 agreement provides for an additional option to purchase 100,000 shares at the above price if the consultant completes a phase of the project by a date to be determined by the Company and the consultant. The options for 200,000 shares of common stock were valued at $20,000 and were charged to operations during 1998. During 1999, the consultant exercised these options. The option to purchase an additional 100,000 shares of common stock was not earned as of December 31, 1999.

                    In addition, during the year ended December 31, 1999, four directors and one officer were each granted stock options for 200,000 shares, of which 100,000 options are exercisable over two years, at a price of $0.50 per share, and 100,000 options are exercisable over three years, at a price of $1.00 per share, respectively.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8 -      STOCKHOLDERS' EQUITY (Continued)

               b)    STOCK OPTIONS (Continued)

                    (3)  Shares Under Option

                    The following is a summary of activity and information relating to shares (rounded to whole shares) subject to option under the above described plans for the years ended December 31, 1998 and 1999:


                                                            Weighted                               Weighted
                                        Incentive           Average           Non-Qualified         Average
                                      Stock Options      Exercise Price       Stock Options     Exercise Price
                                     --------------      --------------       -------------     --------------
Outstanding - 12/31/97                      516,400      $       .79              4,830,672       $     .27
                                                         -----------                              ---------

Options granted - 1998:
  Outside the option plan -
     Consultants                                  -              -                 200,000              .01
Options expired:
  Outside the option plan -
     financing agreements
     ($.88)                                       -              -                (890,000)             .88
                                     --------------      -----------          ------------        ---------

Outstanding - 12/31/98                      516,400              .79             4,140,672              .08

Options granted - 1999:
  Outside the option plan -
     directors and officers                       -              -               1,000,000              .75
Options expired/cancelled:
  Outside the plan                                -              -                (160,000)             .87
Options exercised                                 -              -                (300,000)             .01
                                     --------------      -----------          ------------        ---------

Outstanding - 12/31/99                      516,400              .79             4,680,672              .20
                                     ==============      ===========          ============        =========

COMPOSITION AT 12/31/99:
  1995 stock option plan
    ($.50-$.87/share)                       516,400      $       .79
  1995 stock option plan
    ($.01/share)                                  -              -               2,244,976        $     .01
  Outside the option plan -
    Consultants
    ($.01-$1.06/share)                            -              -               1,435,696              .11
  Outside the option plan -
    directors and officers
    ($.50-$1.00/share)                      -                    -               1,000,000              .75
                                     --------------      -----------          ------------        ---------

Outstanding - 12/31/99                      516,400      $       .79             4,680,672        $     .20
                                     ==============      ===========          ============        =========

Total Value at Option Price                      $   406,200                              $   925,307
                                                 ===========                              ===========

Total Exercisable Value at
    Option Price                                 $   406,200                              $   467,307
                                                 ===========                              ===========

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8 -      STOCKHOLDERS' EQUITY (Continued)

               b)    STOCK OPTIONS (Continued)

                    (3)  SHARES UNDER OPTION (Continued)

                    Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for the year ended December 31, 1999 would have been approximately $733,000, or $(.02) per share, on a diluted basis. The fair value of the options granted during 1999 are estimated at $98,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 50%, a risk-free interest rate of 5% and an expected life of two years from date of vesting.

NOTE  9 -      OTHER (INCOME) EXPENSE

               Other (income) expense, net, consists of the following for the years ended December 31, 1998 and 1999:

                                                                                1998                  1999
                                                                            ------------        -------------

                 a) Gain from litigation settlement                         $          -        $     (47,697)
                 b) Gain from write-off of old obligations                             -             (352,558)
                 c) Loss from litigation settlement                                7,550              -
                                                                            ------------        -------------
                          Total                                             $      7,550        $    (400,255)
                                                                            ============        =============


          a) On June 21, 1999, the Company reached a settlement agreement and general release with Jeffer, Mangels, Butler & Marmaro, LLP, whereby the parties agreed that Orbit shall pay the sum of $60,000, which represents a comprise sum for the amounts due under a court judgment in favor of Jeffer, Mangels, Butler & Marmaro, LLP for past due services in the amount of $107,697, plus interest, at a rate of ten percent per annum from December 10, 1996, and costs, including reasonable attorney's fees in the amount of $30,671. This settlement resulted in a net gain of $47,697, which has been reflected as other income during the year ended December 31, 1999.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9 -      OTHER (INCOME) EXPENSE (Continued)

               b) During the year ended December 31, 1999, the Company recorded a gain of $352,558 from the write-off of old obligations dating back to 1992 and 1993.

               c) During November 1998, the Company entered into a settlement agreement with a shareholder in connection with prior purchases of the Company's common stock. The settlement agreement provided for the Company to issue additional 40,000 shares of the Company's common stock, valued at $7,550, which was deemed the fair market value at the settlement date.

NOTE 10 -      INCOME TAXES

               The Company was not required to provide for a provision for income taxes for the years ended December 31, 1998 and 1999 as a result of net operating losses incurred during those years.

               The components of deferred tax assets and liabilities at December 31, 1999 consist of the following:

                  Deferred Tax Assets:

                      Net operating loss carryforwards                            $4,219,000
                      Tax effects of temporary differences (*)                     1,424,000
                      Start-up costs                                                  93,000
                                                                                  ----------

                          Total Gross Deferred Tax Assets                          5,736,000

                      Less: Valuation allowance                                    5,736,000
                                                                                  ----------

                           Net Deferred Tax Assets                                $   -
                                                                                  ==========

               (*) Temporary differences that give rise to the deferred tax asset at December 31, 1999 are primarily: compensatory element of grants of stock options, awards of common stock, allowance against equipment expenditures, and deferred officers compensation.

               The net change in the valuation allowance for deferred tax assets was an increase of $246,000.

               As of December 31, 1999, the Company had available approximately $10,547,000 of net operating losses for income tax purposes that may be carried forward to offset future taxable income, if any. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating loss carry forwards in the event of an ownership change as defined by the Internal Revenue Code.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -      INCOME TAXES (Continued)

               These carryforwards expire in the following approximate amounts:

                  YEAR OF EXPIRATION:

                          2000                                          $ 557,000
                          2001                                            726,000
                          2002                                             43,000
                          2003                                              2,000
                          2004                                              2,000
                          2005                                              1,000
                          2006                                              1,000
                          2007                                            937,000
                          2008                                          1,937,000
                          2009                                            932,000
                          2010                                          1,814,000
                          2011                                          1,611,000
                          2012                                            561,000
                          2018                                            773,000
                          2019                                            650,000
                                                                        ---------

                                                                      $10,547,000
                                                                      ===========

               A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                              Years Ended December 31,
                                                             -------------------------
                                                                 1998            1999
                                                                -----           -----

                Federal statutory rate                          (34.0)%         (34.0)%
                Non-deductible expenses                            .4              .9
                Unutilized net operating loss                    33.6            33.1
                                                                ------          -----

                Effective rate                                    -0-   %         -0- %
                                                                 =====          =====

NOTE 11 -      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

               LEASE OBLIGATION

               The Company has relocated and has signed a new operating lease for office space effective July 1, 1998. Monthly payments under this lease amount to: $1,450 per month from July 1, 1998 to June 30, 1999; $1,510 per month from July 1, 1999 to June 30, 2000;
               and $1,570 per month from July 1, 2000 to June 30, 2001.

               Rental expense for the years ended December 31, 1998 and 1999 was $27,723 and $20,478, respectively.

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

               For each of the years ended December 31, 1998 and 1999, the expense recorded under the remaining agreements amounted to $252,000. At December 31, 1999, unpaid obligations under these agreements amounted to $1,005,600 and are convertible into common stock at $.22 per share.

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

               Therefore, no assurances can be given as to the existence or extent of any liability, which may result for violating the registration or qualification provisions of the federal or state securities laws. The Company thus may have a continuing contingent liability under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and various state securities laws for an undetermined amount for an undetermined period.

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

               No compensation was earned under this plan for the years ended December 31, 1998 and 1999.

               LITIGATION/DISPUTES

               a) A technology referred to as the Metafuse technology was utilized to coat copper-alloy resistance welding electrodes (welding tips) through the fusion of titanium carbide or molybdenum tungsten onto and into copper-alloy welding tips ("TiTRODEs"). TiTRODE type electrodes were sold to Chrysler by a Canadian corporation, with which the Company claims to have an written agreement beginning in January 1994, whereby the two parties would share net revenues derived from the sale of TiTRODEs. The Canadian corporation has not acknowledged the validity of such agreement, and to-date, no monies or any financial information have been received by the Company. The Company intends to retain legal counsel to enforce its agreement. No action was taken during 1998 and 1999.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

               b) BENVENISTE, ET. AL. VS. ORBIT AND ITS OFFICERS. The action was filed on March 6, 1997 in the Los Angeles Superior Court. The action is to collect principal, interest and other fees and damages relating to various promissory notes executed between the plaintiffs and Orbit during 1992 totaling $197,000 and additional loans made during 1995 totaling $600,000.

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

                    Orbit contends that the plaintiffs loaned money to another entity, other than Orbit in 1992, for which Orbit has no liability. Additionally, Orbit contends that the plaintiffs hold substantial shares of Orbit common stock, which are void and/or voidable. By its Cross Complaint, Orbit seeks to cancel invalidly issued stock and recover money damages.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

               LITIGATION/DISPUTES (Continued)

               b) BENVENISTE, ET. AL. VS. ORBIT AND ITS OFFICERS. (CONTINUED). In June of 1998, all parties reached a tentative comprehensive settlement. The financial terms of the tentative settlement include the conversion of all the Benvenistes' debt to 5,745,000 shares of common stock. Because the accord requires the surrender and cancellation of approximately 5 million shares of Orbit common stock issued by past officers and directors that Orbit contends are invalid, the net effect will be to essentially maintain the existing equity structure. The agreement also grants to the Benvenistes' the option to purchase up to 1,100,000 shares at a price ranging from $0.23 to $0.75 per share, which depend on the period of time from the option grant date that the options are exercised. The settlement has several contingencies, which need to be resolved before the settlement is final.

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

NOTE 12 -      SUPPLEMENTAL CASH FLOW INFORMATION

               During the years ended December 31, 1998 and 1999, the Company paid $30,941 and $-0- for interest, respectively.

               NON-CASH TRANSACTIONS

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

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -      SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

               NON-CASH TRANSACTIONS (Continued)

               During the Year Ended December 31, 1998: (Continued)

               c) In connection with a legal settlement agreement, the Company issued 40,000 shares of its common stock valued at $7,450.

               d) As an inducement for a note holder to convert, a debt conversion expense of $59,000 was incurred. The note holder converted $223,402 of principal and accrued interest into 869,242 shares.

               e) Notes receivable of $8,334 from a shareholder, relating to an exercise of prior stock options, were satisfied through services rendered.

               f) Pursuant to a consulting agreement, the Company issued 200,000 stock options that had an aggregate value of $20,000.

               During the Year Ended December 31, 1999:

               a) The Company issued 393,903 shares of common stock for conversion of $75,000 of notes payable and $18,643 of accrued interest.

               b) The Company issued 2,500 shares of common stock for payment of accrued interest of $500.

               c) The Company issued 2,400,000 shares of common stock to directors and officers. The common stock was valued at $384,000, which as been reflected in the accompanying financial statements as a compensatory element of common stock and options.

               d) The Company issued 125,000 shares of common stock to an employee. The stock was valued at $20,000, which has been reflected in the accompanying financial statements as a compensatory element of common stock and options.

               e) The Company issued 19,318 shares of common stock for payment of accrued expenses of $750.

               f) The Company converted $50,000 of principal and $755 of accrued interest, relating to a note payable, into 281,972 shares of common stock.