Form 10QSB
period 2000-03-31
ORBIT TECHNOLOGIES INC /DE/
filed 2000-05-19
CIK 937814

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2000

                ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (D)

                               OF THE EXCHANGE ACT

                           Commission File No. 0-25548

                            ORBIT TECHNOLOGIES, INC.

           Delaware                                       841 00 1269
------------------------------              ------------------------------------
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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [X]

The number of outstanding shares of the registrant's only class of common stock as of March 31, 2000: 32,799,702.


          Transitional Small Business Disclosure Format: Yes [ ] No [X]

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. (See accompanying Financial Report for the period ended March 31, 2000.)

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

Significant progress has been attained as evidenced by the success achieved on test and evaluation contracts completed for Lockheed Martin Idaho Technologies Company (LMITCO) and Bechtel BWXT Idaho in conjunction with the U. S. Department of Energy, Idaho Operations Office, at their Idaho Falls waste site. The Company's business plan and near term strategy will focus the Company's human resources and funding on developing the Polymer Encapsulation Technology (PET) as a modern technology solution to various radioactive and hazardous waste materials identified for environmentally safe remediation and disposal. The Company believes the facts derived from test and evaluation and published research.

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

Building on the successes achieved under the Lockheed Martin and Bechtel BWXT contracts, the Company's marketing strategy is to build a substantial government and private sector business in which Orbit's system will be used in the containment of various radioactive and heavy metal wastes. Work has begun with initial contacts being made with industry leaders in the waste management and waste remediation sectors and potential end-users of the technology. Ultimately, the Company plans to develop strategic relationships with prime contractors throughout the waste management industry.

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

Until completion of the final development of a technology and the commencement of sales, the Company will have no operating revenues but will continue to incur substantial expenses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, that it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. Being a start-up stage entity, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of the Company. (See Exhibit 99, Risk Factors.)

OTHER MATTERS.

         None.

                  PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.   No change.

ITEM 2.  CHANGES IN SECURITIES.   No change.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         (a)    LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

                (1)  Financial Statements.

                (2)  Exhibits - See (C) below.

         (b)    REPORTS ON FORM 8-K.  None.

         (c)    EXHIBITS

        Exhibit
         Number Exhibit

         (11)   Computation of per share earnings. (1)

         (15)   Letter on unaudited interim financial information. (1)

         (18)   Letter on change in accounting principles. (1)

         (27)   Financial Data Schedule. (1)

         (99-1) Risk Factors. (1)

(1) See Orbit Technologies Inc. and Subsidiaries Financial Report for the period ended December 31, 1999 which is hereby incorporated by reference.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIT TECHNOLOGIES INC.
      Registrant

Date:  May 19, 2000                       By: /s/ James B. Lahey,
                                              ----------------------------------
                                                  Chief Executive Officer
                                                  Chairman of the Board of
                                                  Directors




Date:  May 19, 2000                       By: /s/ James A. Giansiracusa,
                                              ----------------------------------
                                                  Secretary/Chief Financial
                                                  Officer

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                 MARCH 31, 2000


PART I  -  FINANCIAL INFORMATION

    ITEM 1  -  FINANCIAL STATEMENTS


        CONSOLIDATED BALANCE SHEETS                                          F-1
            At December 31, 1999 and March 31, 2000


        CONSOLIDATED STATEMENTS OF OPERATIONS                                F-2
            For the Three Months Ended March 31, 1999 and 2000


        CONSOLIDATED STATEMENTS OF STOCKHOLDERS" DEFICIENCY                  F-3
            For the Three Months Ended March 31, 1999 and 2000


        CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-4
            For the Three Months Ended March 31, 1999 and 2000


        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-5 - F-9


    ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         At              At
                                                                    December 31,      March 31,
                                                                        1999            2000
                                                                   -------------  -------------
                                                                                    (Unaudited)

Current Assets:
  Cash                                                             $     81,587   $     48,390
                                                                   ------------   ------------

      Total Current Assets                                               81,587         48,380

Property and Equipment  - At cost, net of accumulated
   depreciation and allowance against equipment expenditures             19,867         16,414

Intangible Assets, Net of accumulated amortization                       62,677         61,394

Other Assets                                                              4,800          4,800
                                                                   ------------   ------------

      Total Assets                                                 $    168,931   $    130,998
                                                                   ============   ============

                     LIABILITIES AND STOCKHOLDERS DEFICIENCY

Current Liabilities:
  Accounts payable and accrued liabilities                         $  1,967,349   $  2,040,261
  Notes payable                                                       1,522,091      1,522,091
                                                                   ------------   ------------

      Total Current Liabilities                                       3,489,440      3,562,352
                                                                   ------------   ------------

Commitments, Contingencies and Other Matters
   (Notes 1, 2 and 3)

Stockholders' Deficiency:
  Preferred stock - par value $.01 per share; shares authorized -
    1,000,000; shares issued and outstanding - none                          --             --
  Common stock - par value $.01 per share; shares authorized -
    50,000,000;  shares issued and outstanding - 36,822,805 and
    37,052,485 as of December 31, 1999 and March 31, 2000,
    respectively                                                        368,228        370,525
  Additional paid-in capital                                         11,842,088     11,877,291
  Accumulated deficit                                               (15,530,825)   (15,679,170)
                                                                   ------------   ------------

      Total Stockholders' Deficiency                                 (3,320,509)    (3,431,354)
                                                                   ------------   ------------

      Total Liabilities and Stockholders' Deficiency               $    168,931   $    130,998
                                                                   ============   ============

See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                   ---------------------------
                                                                       1999           2000
                                                                   ------------   ------------
Revenue                                                            $         --   $         --
                                                                   ------------   ------------

Costs and Expenses:
  Research and development                                                   --            689
  General and administrative                                            100,333        100,592
  Debt conversion expense                                                95,593             --
  Interest expense                                                       40,376         47,064
                                                                   ------------   ------------

        Total Costs and Expenses                                        236,302        148,345
                                                                   ------------   ------------

Net Loss                                                           $   (236,302)  $   (148,345)
                                                                   ============   ============
PER SHARE DATA:

Basic and Diluted Loss Per Share                                   $      (.007)  $      (.004)
                                                                   ============   ============

Weighted Average Common Shares Used in Basic and Diluted Loss Per
    Share                                                            32,724,552     37,009,806
                                                                   ============   ============


See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS" DEFICIENCY
                                   (UNAUDITED)


               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

                                                       Common Stock           Additional
                                                ---------------------------     Paid-in      Accumulated
                                                   Shares         Amount        Capital        Deficit         Total
                                                ------------   ------------  ------------   ------------   ------------

Balances at December 31, 1998                     32,484,716   $    324,848  $ 11,093,727   $(14,895,616)  $ (3,477,041)

Issuance of stock for conversion of notes
  payable and accrued interest                       393,903          3,938        89,705           --           93,643
Debt conversion expense                                 --             --          95,593           --           95,593
Net loss                                                --             --            --         (236,302)      (236,302)
                                                ------------   ------------  ------------   ------------   ------------

Balances at March 31, 1999                        32,878,619   $    328,786  $ 11,279,025   $(15,131,918)  $ (3,524,107)
                                                ============   ============  ============   ============   ============


                                                       Common Stock           Additional
                                                ---------------------------     Paid-in      Accumulated
                                                   Shares         Amount        Capital        Deficit         Total
                                                ------------   ------------  ------------   ------------   ------------

Balances at December 31, 1999                     36,822,805   $    368,228  $ 11,842,088   $(15,530,825)  $ (3,320,509)

Issuance of stock for cash                           229,680          2,297        35,203           --           37,500
Net loss                                                --             --            --         (148,345)      (148,345)
                                                ------------   ------------  ------------   ------------   ------------

Balances at March 31, 2000                        37,052,485   $    370,525  $ 11,877,291   $(15,679,170)  $ (3,431,354)
                                                ============   ============  ============   ============   ============


See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31,
                                                                    ----------------------
                                                                        1999       2000
                                                                    ----------  ----------

Cash Flows from Operating Activities

  Net loss                                                          $(236,302)  $(148,345)
  Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                 6,250       6,330
           Debt conversion expense                                     95,593          --

      Cash provided by (used for) the change in assets and liabilities:

           Decrease in other assets                                      (500)         --
           Increase in accounts payable and  accrued liabilities       90,556      72,912
                                                                    ---------   ---------

            Net Cash Used in Operating Activities                     (44,403)    (69,130)
                                                                    ---------   ---------

Cash Used in Investing Activities

   Capital expenditures                                                    --      (1,594)
                                                                    ---------   ---------
Cash Flows from Financing Activities

  Proceeds from sale of stock                                              --      37,500
  Proceeds from loan                                                   50,000          --
                                                                    ---------   ---------

          Net Cash Provided by Financing Activities                    50,000      37,500
                                                                    ---------   ---------

Increase (Decrease) in Cash                                             5,597     (33,197)

Cash - Beginning                                                       20,367      81,587
                                                                    ---------   ---------

Cash - Ending                                                       $  25,964   $  48,390
                                                                    =========   =========
SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
         Interest                                                   $      --   $      --
                                                                    =========   =========

         Income taxes                                               $      --   $      --
                                                                    =========   =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING
     ACTIVITIES:
         Issuance of 393,903 shares of common stock for conversion
            of  $93,643 notes payable and accrued  interest         $  93,643   $      --
                                                                    =========   =========

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

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the years ended December 31, 1999 and the three months ended March 31, 2000, the Company incurred net losses of approximately $635,000 and $148,000, respectively, and as of March 31, 2000, had a stockholders' deficiency and a working capital deficiency of approximately $3,431,000 and $3,514,000, respectively. The Company is also in default on a significant number of loan agreements which total approximately $2,083,000 in principal and interest as of December 31, 1999, and is in arrears with substantially all of its other payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The Company is exploring additional sources of working capital including private borrowings, sales of its securities, joint ventures and licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 2000. For the three months ended March 31, 2000, the Company's proceeds from all financing activities amounted to approximately $37,500.

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

NOTE 2 -  CAPITALIZATION

          COMMON STOCK TRANSACTIONS

          During the first quarter of 2000, the Company sold 229,680 shares of common stock for $37,500.

          CONVERSION OF DEBT TO EQUITY

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

          EARNINGS PER SHARE

          Securities that could potentially dilute basic earnings per share ("EPS) in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                Options to purchase common stock                 5,197,072
                Accrued salaries                                   550,000
                Convertible debt, net of shares to be cancelled  1,546,000
                                                                 ---------

                                                                 7,293,072
                                                                 =========

NOTE 3 -  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

          LITIGATION/DISPUTES

          a) A technology referred to as "the Metafuse technology" was utilized to coat copper-alloy resistance welding electrodes (welding tips) through the fusion of titanium carbide or molybdenum tungsten onto and into copper-alloy welding tips ("TiTRODEs"). TiTRODE type electrodes were sold to Chrysler by a Canadian corporation, with which the Company claims to have an written agreement beginning in January 1994, whereby the two parties would share net revenues derived from the sale of TiTRODEs. The Canadian corporation has not acknowledged the validity of such agreement, and to-date, no monies or any financial information have been received by the Company. The Company intends to retain legal counsel to enforce its agreement. No action was taken during 1998 and 1999.

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

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 -  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

          LITIGATION/DISPUTES (Continued)

          b) BENVENISTE, ET. AL. VS. ORBIT AND ITS OFFICERS (CONTINUED). The plaintiffs allege that the defendants violated the securities laws of the state of California and made negligent misrepresentations related to Company's technologies, thereby inducing them to loan monies to the Company. The plaintiffs also allege that, pursuant to an oral agreement with an officer of the Company, the exercise price for various stock options to acquire Orbit stock was reduced to $0.10 per share and the conversion price under various convertible loan agreements between the plaintiffs and Orbit was also reduced to $0.10.

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

               In June of 1998, a tentative comprehensive settlement was reached by all parties. The financial terms of the tentative settlement include the conversion of all the Benvenistes debt to 5,745,000 shares of common stock. Because the accord requires the surrender and cancellation of approximately 5 million shares of Orbit common stock issued by past officers and directors that Orbit contends are invalid, the net effect will be to essentially maintain the existing equity structure. The agreement also grants to the Benvenistes the option to purchase up to 1,100,000 shares at a price ranging from $0.23 to $0.75 per share, which depend on the period of time from the option grant date that the options are exercised. The settlement has several contingencies, which need to be resolved before the settlement is final.

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