Form 10QSB
period 2000-06-30
ORBIT TECHNOLOGIES INC /DE/
filed 2000-08-21
CIK 937814

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2000


                ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE EXCHANGE ACT

                           Commission File No. 0-25548


                            ORBIT TECHNOLOGIES, INC.

        Delaware                                               841 00 1269
---------------------------                                ---------------------
(State of Jurisdiction of                                  (I.R.S. Employer
Incorporation or Organization)                              Identification No.)



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
Yes          No    X
    ------      ------

The number of outstanding shares of the registrant's only class of common stock as of June 30, 2000: 32,799,702.

        Transitional Small Business Disclosure Format:  Yes         No     X
                                                            -------     -------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS. (See accompanying Financial Report for the period ended June 30, 2000.)

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

Significant progress has been attained as evidenced by the success achieved on test and evaluation contracts completed for Lockheed Martin Idaho Technologies Company (LMITCO) and Bechtel BWXT Idaho in conjunction with the U. S. Department of Energy (DOE), Idaho Operations Office, at their Idaho Falls waste site. The Company's business plan and near term strategy will focus the Company's human resources and funding on developing the Polymer Encapsulation Technology (PET) as a modern technological solution to various forms of radioactive and hazardous waste materials identified for environmentally safe remediation and disposal.

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

In March 2000, Orbit's Polymer Encapsulation Technology was selected for the second consecutive year for presentation at the international waste symposium Waste Management 2000 in Tucson, Arizona. Sponsors include the American Nuclear Society, the American Society of Mechanical Engineers, New Mexico State University, and the Waste Management Education and Research Consortium.

The paper, which was submitted for consideration by Bechtel BWXT Idaho, was judged by the conference's Technical Review Board and chosen for presentation based on the results of the most recent test and evaluation project completed for the Bechtel Group. In that evaluation, Orbit's Polymer Encapsulation Technology (PET) showed a positive proof-of-concept to encapsulate calcine waste for both disposal at a permanent high-level waste repository and for transportation to an offsite melter. Orbit's presentation, entitled "POLYSILOXANE ENCAPSULATION OF CALCINE WASTE," was presented in the Nuclear Materials Stabilization and Disposition technical session.

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

In June 2000, Orbit held its annual shareholder meeting in which shareholders approved all proposals recommended by the Board of Directors including a re-organization plan that was initiated and implemented in 1997 and is nearing completion.

Orbit continues to examine the suitability of Orbit's Polymer Encapsulation Technology with the Korean Electric Power Corporation (KEPCO) and is providing additional technical information as requested by KEPCO.

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

OTHER MATTERS.   None.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. BENVENISTE, ET AL. V. ORBIT AND ITS OFFICERS. The action was filed on March 6, 1997 in the Los Angeles Superior Court as Case No. BC167043. The action is to collect principal, interest and other fees and damages relating to various promissory notes executed between the plaintiffs and Orbit during 1995 aggregating $600,000 and loans made during 1992 aggregating $197,000.

In December 1998, the parties entered into a settlement agreement, which resolves all of the claims and the cross-claims. As part of the settlement, approximately 5 million shares will be surrendered for cancellation by a variety of parties including the Benvenistes. The Benvenistes have agreed to convert debt to equity and will be issued approximately 5.5 million shares of stock.

On June 15,2000, the shareholders of the Company approved the settlement agreement thereby canceling approximately 5 million shares of stock. In addition, the Company will convert almost $1 million in debt. (See Item 4. Submission of Matters to a Vote of Security Holders.)

ITEM 2. CHANGES IN SECURITIES.   No change.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 15, 2000, the Company held a Special Meeting of Shareholders for the following purposes:

1. To consider and act upon a proposal to approve the Settlement Agreement and Mutual Release between Richard Benveniste et al, and Orbit Technologies Inc. et al, resolving the claims and cross-claims alleged in the Superior Court of the State of California, County of Los Angeles, Case No. BC167043. The Report of Voting reflected a total 17,861,836 votes in favor of the Proposal and 10,000 votes against the Proposal. The Proposal was approved. (See Part II, Item 1. Legal Proceedings.)

2. To consider and act upon a proposal to approve and ratify a previous vote of shareholders increasing the authorized amount of Common Stock to 50 million shares and the authorized amount of Preferred Stock to 1 million shares for the Company. The Report of Voting reflected 17,861,836 votes in favor of the Proposal and 10,000 votes against the Proposal. The Proposal was approved.

3. To consider and act upon a proposal to approve an increase in the authorized amount of Common Stock of the Company to 100 million shares and the authorized amount of Preferred Stock of the Company to 2 million shares for the Company. The Report of Voting reflected 17,861,836 votes in favor of the Proposal and 10,000 votes against the Proposal. The Proposal was approved.

4. To ratify the appointment of Tabb, Conigliaro & McGann, P. C. as independent accountants for fiscal year 2000. The Report of Voting reflected 17,871,836 votes in favor of the Proposal and 0 votes against the Proposal. The Proposal was approved.

5. To consider and act upon a proposal to approve a change of name for the Company to Technology Visions Group, Inc. The Report of Voting reflected 17,861,336 votes in favor of the Proposal and 500 votes against the Proposal. The Proposal was approved.

6. To elect the entire Board of Directors for the Year 2000 for a term of one year or until the next shareholder meeting. The Report of Voting reflected 17,846,588 votes in favor of the Proposal and 25,248 votes against the Proposal. The Proposal was approved. Shareholders elected James B. Lahey, James A. Giansiracusa, William N. Whelen, Jr., Ian C. Gent, and Stephen V. Prewett, Ph.D. as Directors to serve for one year or until the next annual meeting of shareholders.

ITEM 5. OTHER INFORMATION. None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)               LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

                           (1)      Financial Statements.

                           (2)      Exhibits - See (c) below.

         (b)               REPORTS ON FORM 8-K.  None.

         (c)  EXHIBITS

         Exhibit
         Number            Exhibit

         (11)              Computation of per share earnings.(1)

         (15)              Letter on unaudited interim financial information.(1)

         (18)              Letter on change in accounting principles.(1)

         (27)              Financial Data Schedule.(1)

         (99-1)            Risk Factors.(1)


---------------------------------------
(1) See Orbit Technologies Inc. and Subsidiaries Financial Report for the period ended December 31, 1999, which is hereby incorporated by reference.


                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIT TECHNOLOGIES INC.
-----------------------
      Registrant



Date:   August 21, 2000         By:   /s/ James B. Lahey
        ---------------              ---------------------------------------
                                     James B. Lahey, Chief Executive Officer
                                     Chairman of the Board of Directors


Date:   August 21, 2000         By:  /s/ James A. Giansiracusa
        ---------------              ---------------------------------------
                                     James A. Giansiracusa, Secretary/Chief
                                     Financial Officer

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                  JUNE 30, 2000


PART I  - FINANCIAL INFORMATION

    ITEM 1  - FINANCIAL STATEMENTS


        CONSOLIDATED BALANCE SHEETS                                          1
            At December 31, 1999 and June 30, 2000

        CONSOLIDATED STATEMENTS OF OPERATIONS                                2
            For the Six Months Ended June 30, 1999 and 2000

        CONSOLIDATED STATEMENTS OF OPERATIONS                                3
            For the Three Months Ended June 30, 1999 and 2000

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                  4
            For the Six Months Ended June 30, 1999 and 2000

        CONSOLIDATED STATEMENTS OF CASH FLOWS                                5
            For the Six Months Ended June 30, 1999 and 2000

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       6 - 9

    ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         At                     At
                                                                                     December 31,           June 30,
                                                                                        1999                  2000
                                                                                    -------------        -------------
                                                                                                          (Unaudited)
Current Assets:
   Cash                                                                              $    81,587          $    12,344
                                                                                     -----------          -----------

      Total Current Assets                                                                81,587               12,344

Property and Equipment  - At cost, net of accumulated
   depreciation and allowance against equipment expenditures                              19,867               11,368

Intangible Assets, Net of accumulated amortization                                        62,677               60,112

Other Assets                                                                               4,800                4,800
                                                                                     -----------          -----------

      Total Assets                                                                   $   168,931          $    88,624
                                                                                     ===========          ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current Liabilities:
  Accounts payable and accrued liabilities                                           $ 1,967,349          $ 1,622,916
  Notes payable                                                                        1,522,091              952,091
                                                                                     -----------          -----------

      Total Current Liabilities                                                        3,489,440            2,575,007
                                                                                     -----------          -----------

Commitments, Contingencies and Other Matters
   (Notes 1, 2 and 3)

Stockholders' Deficiency:
  Preferred stock - par value: $.01 per share; shares authorized:
    1,000,000; shares issued and outstanding: none                                             -                    -
  Common stock - par value: $.01 per share; shares authorized:
    50,000,000;  shares issued and outstanding: 36,822,805 and
    39,193,752 as of December 31, 1999 and June 30, 2000,
    respectively                                                                         368,228              391,938
  Additional paid-in capital                                                          11,842,088           12,828,233
  Accumulated deficit                                                               (15,530,825)         (15,706,554)
                                                                                     -----------          -----------

      Total Stockholders' Deficiency                                                 (3,320,509)          (2,486,383)
                                                                                     -----------          -----------

      Total Liabilities and Stockholders' Deficiency                                 $   168,931          $    88,624
                                                                                     ===========          ===========


See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000




                                                                                           1999             2000
                                                                                       -------------     ------------
Revenue                                                                                $           -     $          -
                                                                                       -------------     ------------
Costs and Expenses:
  Research and development                                                                         -              689
  General and administrative                                                                 216,577          219,898
  Debt conversion expense                                                                     95,593                -
  Interest expense                                                                            80,136           72,637
  Other income                                                                               (47,696)        (117,495)
                                                                                       -------------     ------------

        Total Costs and Expenses                                                             344,610          175,729
                                                                                       -------------     ------------

Net Loss                                                                               $    (344,610)    $   (175,729)
                                                                                       =============     ============

PER SHARE DATA:

Basic and Diluted Loss Per Share                                                       $       (.010)    $      (.005)
                                                                                       =============     ============

Weighted Average Common Shares                                                            32,823,543       37,020,651
                                                                                       =============     ============














See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000








                                                                                            1999              2000
                                                                                         -----------       ----------
Revenue                                                                                  $    -            $   -
                                                                                         -----------       ----------
Costs and Expenses:
  General and administrative                                                                 116,244          119,306
  Interest expense                                                                            39,760           25,573
  Other income                                                                               (47,696)        (117,495)
                                                                                         -----------       ----------
        Total Costs and Expenses                                                             108,308           27,384
                                                                                         -----------       ----------
Net Loss                                                                                 $  (108,308)      $  (27,384)
                                                                                         ===========       ==========

PER SHARE DATA:
--------------

Basic and Diluted Loss Per Share                                                         $     (.003)      $    (.001)
                                                                                         ===========       ==========

Weighted Average Common Shares                                                            32,916,032       37,031,262
                                                                                         ===========       ==========















See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000




                                                           Common Stock           Additional       Accumulated
                                                     Shares            Amount   Paid-in Capital      Deficit          Total
                                                    --------------------------  ---------------   -------------    -----------
Balances at December 31, 1998                       32,484,716      $  324,848      $11,093,727    $(14,895,616)   $(3,477,041)

Issuance of stock                                      256,573           2,566           42,434               -         45,000
Issuance of stock for conversion of notes
  payable and accrued interest                         393,903           3,938           89,705               -         93,643
Issuance of stock for accrued interest                   2,500              25              475               -            500
Debt conversion expense                                      -               -           95,593               -         95,593
Net loss                                                     -               -                -        (344,610)      (344,610)
                                                    ----------      ----------      -----------    ------------    -----------

Balances at June 30, 1999                           33,137,692      $ 331,377       $11,321,934    $(15,240,226)   $(3,586,915)
                                                    ==========      ==========      ===========    ============    ===========

Balances at December 31, 1999                       36,822,805       $ 368,228      $11,842,088    $(15,530,825)   $(3,320,509)

Issuance of stock for cash                             229,680           2,297           35,203               -         37,500
Cancellation of stock                               (3,703,823)        (37,038)                -              -        (37,038)
Issuance of stock and stock options
  in exchange for notes payable and
  accrued interest                                   5,845,090          58,451          950,942               -      1,009,393
Net loss                                                     -               -                -        (175,729)      (175,729)
                                                    ----------      ----------      -----------    ------------    -----------
Balances at June 30, 2000                           39,193,752      $  391,938      $12,828,233    $(15,706,554)   $(2,486,383)
                                                    ==========      ==========      ===========    ============    ===========









See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                                                                                           1999              2000
                                                                                        ----------         ---------
Cash Flows from Operating Activities
  Net loss                                                                              $ (344,610)        $(175,729)
  Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                     12,500            12,659
          Debt conversion expense                                                           95,593                 -

      Cash provided by (used for) the change in assets and liabilities:
           Increase in other assets                                                           (500)                -
           Increase in accounts payable and accrued liabilities                             67,198            27,921
                                                                                        ----------         ---------

            Net Cash Used in Operating Activities                                         (169,819)         (135,149)
                                                                                        ----------         ---------
Cash Used in Investing Activities
   Capital expenditures                                                                          -            (1,594)
                                                                                        ----------         ---------
Cash Flows from Financing Activities
  Proceeds from sale of stock                                                               45,000            37,500
  Proceeds from loans                                                                      122,500            30,000
                                                                                        ----------         ---------

          Net Cash Provided by Financing Activities                                        167,500            67,500
                                                                                        ----------         ---------

Decrease in Cash                                                                            (2,319)          (69,243)

Cash - Beginning                                                                            20,367            81,587
                                                                                        ----------         ---------
Cash - Ending                                                                           $   18,048         $ 12,344
                                                                                        ==========         =========
SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
       Issuance of 393,903 shares of common stock for conversion of
          $93,643 of notes payable and related accrued interest of
          $18,643                                                                       $   93,643         $      -
                                                                                        ==========         =========
       Issuance of 2,500 shares of common stock for payment of
          accrued interest                                                              $      500         $       -
                                                                                        ==========         =========
       Issuance of 5,845,090 shares of common stock and 1,100,000 of stock options for cancellation of 3,703,823 shares of
          common stock, $600,000 of notes payable and related accrued
          interest of $372,355                                                          $        -         $972,355
                                                                                        ==========         =========


See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1 -       BUSINESS AND CONTINUED OPERATIONS

                Orbit Technologies Inc. (the "Company") was incorporated in the State of Delaware on April 29, 1985. The Company is a technology portal for new and innovative technologies, engineering ideas, methods and processes. The Company's business plan is to develop or acquire new or innovative technologies that hold the potential to become commercially viable products or processes. Once a product or process receives commercial validation through an outside or third party, it is the Company's intention to either spin it off as a separate business entity, or license or sell to an affiliated or unaffiliated entity that, at that time, becomes responsible for the production, marketing and sales of such products or services. The Company's technologies are undergoing certain feasibility studies and/or actual tests and evaluations. To date, the Company has not financially benefited from the commercialization of any of its technologies.

                The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the years ended December 31, 1999 and the six months ended June 30, 2000, the Company incurred net losses of approximately $635,000 and $176,000, respectively, and as of June 30, 2000, had a stockholders' deficiency and a working capital deficiency of approximately $2,486,000 and $2,563,000, respectively. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                The Company is exploring additional sources of working capital including private borrowings, sales of its securities, joint ventures and licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 2000. For the six months ended June 30, 2000, the Company's proceeds from all financing activities amounted to approximately $67,500.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1 -       BUSINESS AND CONTINUED OPERATIONS (Continued)

                The Company is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock.

                During the quarter ended June 30, 2000 as part of a settlement agreement, the Company converted to equity $600,000 of principal and $372,355 of accrued interest relating to various promissory notes (Note 2).

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

                CONVERSION OF DEBT TO EQUITY AND SETTLEMENT AGREEMENT

                On June 15, 2000, the Company's shareholders voted to ratify an agreement to settle a dispute (see Note 3b). Pursuant to the agreement, the Company cancelled 3,703,823 shares of previously issued common stock and exchanged $600,000 of notes payable and $372,355 of related accrued interest for 5,845,090 new shares of the Company's common stock and stock options to purchase 1,100,000 shares of common stock at $0.23 for nine months. The options were valued at $0.09 per share on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                             Risk-free interest rate                9.5%
                             Expected life                           9 months
                             Expected volatility                     80%
                             Dividend yield                           0%

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

                CONVERSION OF DEBT TO EQUITY AND SETTLEMENT AGREEMENT
                (Continued)

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

                NOTES PAYABLE

                During the second quarter of 2000, the Company received a loan from an officer of the Company for $30,000 at a 10% interest rate.

                During the first quarter of 1999, the Company received the proceeds of a $50,000 from loans from two unrelated individuals. The loans were due in one year, bear interest at 8% per annum, and are convertible into common stock at a 20% discount to the average 5-day market price at the conversion date.

                During the second quarter of 1999, the Company received the proceeds of a $25,000 loan from an investor. The loan was due in one year, bears interest at 8% per annum, and is convertible into common stock at a 20% discount to the average five-day market price at the conversion date.

                During the second quarter of 1999, the Company received the proceeds of a $7,500 loan from two individuals. The terms of the loans have not yet been determined.

                During the second quarter of 1999, the Company received the proceeds of a $65,000 loan from four of the Company's principal shareholders. The proceeds were used to pay Jeffer, Mangels, Butler & Marmaro, LLP under a settlement agreement of a court judgment for past due services.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  3 -       COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

                LITIGATION/DISPUTES

               a) BENVENISTE, ET. AL. VS. ORBIT AND ITS OFFICERS. The action was filed on March 6, 1997 in the Los Angeles Superior Court. The action is to collect principal, interest and other fees and damages relating to various promissory notes executed between the plaintiffs and Orbit during 1992 totaling $197,000 and additional loans made during 1995 totaling $600,000.

                    In June of 1998, a tentative comprehensive settlement was reached by all parties and in June of 2000, the shareholders of the Company ratified the settlement agreement (see Note
                    2).

               b) BENVENISTE, ET AL. VS. LAHEY, ET AL. On June 2, 1997, Richard Benveniste and Edgar Benveniste filed suit in the Delaware Court of Chancery on behalf of themselves and purportedly on behalf of the Company against James B. Lahey, James A. Giansiracusa, Stephen V. Prewett, Ian C. Gent and William N. Whelen. The complaint sought a determination by the Court of Chancery for: (i) as to who constituted the valid directors of the Company in connection with a written consent action initiated by the plaintiffs or, (ii) in the alternative, that the Company be required to hold an annual meeting of shareholders.

                    On September 2, 1997, the Court of Chancery decided to defer a decision on the defendant's motion to dismiss until such time as an annual meeting of the Company's shareholders was held. The Court thereafter ordered that the Company hold its annual meeting. The Company held its annual shareholders' meeting on June 15, 2000.