Form 10QSB
period 2000-09-30
ORBIT TECHNOLOGIES INC /DE/
filed 2000-11-15
CIK 937814

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2000


                ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                           Commission File No. 0-25548

                            ORBIT TECHNOLOGIES, INC.

        DELAWARE                                       841 00 1269
-----------------------------                          -----------
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



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---
The number of outstanding shares of the registrant's only class of common stock as of June 30, 2000: 32,799,702.

         Transitional  Small  Business  Disclosure  Format:  Yes    No X
                                                                ---   ---

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                               SEPTEMBER 30, 2000


PART I  -  FINANCIAL INFORMATION

    ITEM 1  -  FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS                                         1
            At December 31, 1999 and September 30, 2000

        CONSOLIDATED STATEMENTS OF OPERATIONS                               2
            For the Nine Months Ended September 30, 1999 and 2000

        CONSOLIDATED STATEMENTS OF OPERATIONS                               3
            For the Three Months Ended September 30, 1999 and 2000

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                 4
            For the Nine Months Ended September 30, 1999 and 2000

        CONSOLIDATED STATEMENTS OF CASH FLOWS                               5
            For the Nine Months Ended September 30, 1999 and 2000

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6 - 9

    ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
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

In July 2000, Orbit was awarded a competitive bid by Bechtel BWXT Idaho to perform a Bench Testing In-Situ Grout Treatability Study for the Bechtel Environmental Restoration Department. The Treatability Study will focus on the encapsulation and stabilization of radioactive and radiologically contaminated waste and intermixed soils that were disposed in the Subsurface Disposal Area
(SDA). The study calls for Orbit to examine and test a minimum of six grout materials in order to minimize the number of grouts that will be tested during the second phase of the study, Phase 2, Implimentability Testing.

OTHER MATTERS.   None.
-------------

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

----------------------------------------------------------------------------------------------------------------------

                                                                                         At                  At
                                                                                    December 31,         September 30,
                                                                                        1999                2000
                                                                                    ------------         -------------
                                                                                                          (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Current Assets:
   Cash                                                                             $     81,587         $     21,308
                                                                                     -----------          -----------

      Total Current Assets                                                                81,587               21,308

Property and Equipment  - At cost, net of accumulated
   depreciation and allowance against equipment expenditures                              19,867                6,321

Intangible Assets, Net of accumulated amortization                                        62,677               58,829

Other Assets                                                                               4,800                4,800
                                                                                     -----------          -----------
      Total Assets                                                                  $    168,931         $     91,258
                                                                                     ===========          ===========
----------------------------------------------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable and accrued liabilities                                          $  1,967,349         $  1,641,914
  Notes payable                                                                        1,522,091              942,091
                                                                                     -----------          -----------

      Total Current Liabilities                                                        3,489,440            2,584,005
                                                                                     -----------          -----------

Commitments, Contingencies and Other Matters
   (Notes 1, 2 and 3)

Stockholders' Deficiency:
  Preferred stock - par value: $.01 per share; shares authorized:
    1,000,000; shares issued and outstanding: none                                             -                    -
  Common stock - par value: $.01 per share; shares authorized:
    50,000,000;  shares issued and outstanding: 36,822,805 and
    39,750,132 as of December 31, 1999 and June 30, 2000,
    respectively                                                                         368,228              397,501
  Additional paid-in capital                                                          11,842,088           12,960,208
  Accumulated deficit                                                                (15,530,825)         (15,850,456)
                                                                                     -----------          -----------

      Total Stockholders' Deficiency                                                  (3,320,509)          (2,492,747)
                                                                                     -----------          -----------

      Total Liabilities and Stockholders' Deficiency                                $    168,931         $     91,258
                                                                                     ===========          ===========
----------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

----------------------------------------------------------------------------------------------------------------------

                                                                                           1999               2000
                                                                                        ------------      -----------
Revenue                                                                                 $          -      $          -
                                                                                        ------------       -----------
Costs and Expenses:
  Research and development                                                                         -               689
  General and administrative                                                                 286,138           461,432
  Debt conversion expense                                                                     96,343                 -
  Compensatory element of common stock and options                                           405,000                 -
  Interest expense                                                                           120,884            91,663
  Other income                                                                               (47,696)         (234,153)
                                                                                        ------------        ---------

        Total Costs and Expenses                                                             860,669           319,631
                                                                                        ------------       -----------

Net Loss                                                                                $   (860,669)     $   (319,631)
                                                                                        ============       ===========

Per Share Data:
--------------

Basic and Diluted Loss Per Share                                                              $(.03)      $       (.01)
                                                                                        ============       ===========

Weighted Average Common Shares                                                            33,518,177        37,139,055
                                                                                        ============       ===========
----------------------------------------------------------------------------------------------------------------------





See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

----------------------------------------------------------------------------------------------------------------------
                                                                                           1999               2000
                                                                                        ------------      ------------

Revenue                                                                                 $          -      $          -
                                                                                        ------------      ------------

Costs and Expenses:
  General and administrative                                                                  69,561           241,533
  Debt conversion expense                                                                        750                -
  Compensatory element of common stock and options                                           405,000                -
  Interest expense                                                                            40,748            19,027
                                                                                                   -          (116,659)
                                                                                        ------------      ------------
        Total Costs and Expenses
                                                                                             516,059          (143,901)
                                                                                        ------------      ------------
Net Loss

                                                                                        $   (516,059)     $   (143,901)
                                                                                        ============      ============
Per Share Data:
--------------

Basic and Diluted Loss Per Share                                                               $(.01)            $(.01)
                                                                                        ============      ============
Weighted Average Common Shares                                                            34,907,430        39,247,218
                                                                                        ============      ============
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

                                                              Common Stock         Additional       Accumulated
                                                         Shares       Amount     Paid-in Capital      Deficit           Total
                                                         ------       ------     ---------------    ------------        -----

Balances at December 31, 1998                          32,484,716    $ 324,848      $11,093,727     $ (14,895,616)   $ (3,477,041)

Issuance of stock                                         256,573        2,566           42,434                 -          45,000
Issuance of stock for conversion of notes
  payable and accrued interest                            393,903        3,938           89,705                 -          93,643
Issuance of stock for accrued interest                      2,500           25              475                 -             500
Debt conversion expense                                         -            -           96,343                 -          96,343
Issuance of stock for accrued expenses                     19,318          193            3,307                 -           3,500
Exercised stock options                                   300,000        3,000                -                 -           3,000
Stock awarded to directors and officers                 2,400,000       24,000          360,000                 -         384,000
Stock awarded to employee                                 125,000        1,250           18,750                 -          20,000
Net loss                                                        -            -                -          (860,669)       (860,669)
                                                       ----------    ---------      -----------     -------------    ------------

Balances at September 30, 1999                         35,982,010    $ 359,820      $11,704,741     $ (15,756,285)   $ (3,691,724)
                                                       ==========    =========      ===========     =============    ============


Balances at December 31, 1999                          36,822,805    $ 368,228      $11,842,088     $(15,530,825)    $ (3,320,509)

Issuance of stock for cash                                229,680        2,297           35,203                 -          37,500
Cancellation of stock                                  (3,703,823)     (37,038)               -                 -         (37,038)
Issuance of stock and stock options in exchange
  for notes payable and accrued interest                5,845,090       58,451          950,942                 -       1,009,393
Issuance of stock for conversion of notes payable
  and accrued interest                                    210,147        2,101           22,899                 -          25,000
Issuance of stock for accrued expenses                    346,233        3,462          109,076                 -         112,538
Net loss                                                        -            -               -           (319,631)       (319,631)
                                                       ----------    ---------      -----------     -------------    ------------
Balances at September 30, 2000                         39,750,132    $ 397,501      $12,960,208     $ (15,850,456)   $ (2,492,747)
                                                       ==========    =========      ===========     =============    ============

See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

----------------------------------------------------------------------------------------------------------------------------------
                                                                                               1999                    2000
                                                                                               ----                    ----
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net loss                                                                                   $ (860,669)             $ (319,631)
  Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                          18,750                  18,988
          Compensatory element of common stock and options                                      405,000                       -
          Debt conversion expense                                                                96,343                       -
          Issuance of stock for services                                                          3,500                       -

  Cash provided by (used for) the change in assets and
        liabilities:
           Increase in other assets                                                                (500)                      -
           Increase in accounts payable and  accrued liabilities                                155,563                 159,458
                                                                                             ----------              ----------

           Net Cash Used in Operating Activities                                               (182,013)               (141,185)
                                                                                             ----------              ----------

Cash Used in Investing Activities
   Capital expenditures                                                                               -                  (1,594)
                                                                                             ----------              ----------

Cash Flows from Financing Activities
   Proceeds from sale of stock                                                                   45,000                  37,500
   Proceeds from exercise of stock options                                                        2,000                       -
   Proceeds from loans                                                                          134,500                  45,000
                                                                                             ----------              ----------

          Net Cash Provided by Financing Activities                                             181,500                  82,500
                                                                                             ----------              ----------

Decrease in Cash                                                                                   (513)                (60,279)

Cash - Beginning                                                                                 20,367                  81,587
                                                                                             ----------              ----------

Cash - Ending                                                                                $   19,854              $   21,308
                                                                                             ==========              ==========

SCHEDULE OF NON-CASH INVESTING AND FINANCING  ACTIVITIES:
       Issuance of 393,903 shares of common stock for conversion  of $93,643 of
          notes payable and related accrued interest of $18,643                              $   93,643              $        -
                                                                                             ==========              ==========
       Issuance of 2,500 shares of common stock for payment of  accrued interest             $      500              $        -
                                                                                             ==========              ==========
       Issuance of 2,400,000 shares of common stock to directors and officers                $  384,000              $        -
                                                                                             ==========              ==========
        Issuance of 125,000 shares of common stock to employee as additional
          compensation for services                                                          $   20,000              $        -
                                                                                             ==========              ==========
       Non-qualified stock options exercised by a company director at $.01 per
          share for 100,000 shares of common stock                                           $    1,000              $        -
                                                                                             ==========              ==========
       Issuance of 19,318 shares of common stock for payment of accrued
          expenses                                                                           $      750              $        -
                                                                                             ==========              ==========
       Issuance of 5,845,090 shares of common stock and 1,100,000 of stock options for cancellation of 3,703,823 shares of common stock, $600,000
          of notes payable and related accrued interest of $372,355                          $        -              $  972,355
                                                                                             ==========              ==========
       Issuance of 346,233 shares of common stock for payment of accrued
          expenses                                                                           $        -                $112,538
                                                                                             ==========              ==========
       Issuance of 210,147 shares of common stock for conversion of $25,000
          of notes payable                                                                   $        -              $   25,000
                                                                                             ==========              ==========
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1 -       BUSINESS AND CONTINUED OPERATIONS

                Orbit Technologies Inc. (the "Company") was incorporated in the State of Delaware on April 29, 1985. The Company is a technology portal for new and innovative technologies, engineering ideas, methods and processes. The Company's business plan is to develop or acquire new or innovative technologies that hold the potential to become commercially viable products or processes. Once a product or process receives commercial validation through an outside or third party, it is the Company's intention to either spin it off as a separate business entity, or license or sell to an affiliated or unaffiliated entity that, at that time, becomes responsible for the production, marketing and sales of such products or services. The Company's technologies are undergoing certain feasibility studies and/or actual tests and evaluations. To date, the Company has not financially benefitted from the commercialization of any of its technologies.

                The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the years ended December 31, 1999 and the nine months ended September 30, 2000, the Company incurred net losses of approximately $635,000 and $320,000, respectively, and as of September 30, 2000, had a stockholders' deficiency and a working capital deficiency of approximately $2,493,000 and $2,563,000, respectively. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                The Company is exploring additional sources of working capital including private borrowings, sales of its securities, joint ventures and licensing of technologies. While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 2000. For the nine months ended September 30, 2000, the Company's proceeds from all financing activities amounted to $82,500.

                    ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1 -       BUSINESS AND CONTINUED OPERATIONS (Continued)

                The Company is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock.

                During the quarter ended June 30, 2000, as part of a settlement agreement, the Company converted to equity $600,000 of principal and $372,355 of accrued interest relating to various promissory notes (Note 2).

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

                COMMON STOCK

                During the third quarter of 2000, the Company issued 346,233 shares of common stock for accrued expenses totalling $113,000.

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

                CONVERSION OF DEBT TO EQUITY AND SETTLEMENT AGREEMENT
                (Continued)

                During the third quarter of 2000, the Company converted $25,000 of principal relating to a note payable outstanding at December 31, 1999, into 210,147 shares of Company's common stock.

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

                NOTES PAYABLE

                During the third quarter of 2000, the Company received a loan from an officer of the Company for $15,000 at a 10% interest rate.

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

                NOTES PAYABLE (Continued)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (A)               LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

                           (1)      Financial Statements.

                           (2)      Exhibits - See (C) below.

         (B)               REPORTS ON FORM 8-K.  None.

         (C)   EXHIBITS

         Exhibit
         Number            Exhibit

         (10)     Bechtel BWXT Idaho, Contract No. Koo-584514,
                  In-Situ Grout Treatability Study.

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


ORBIT TECHNOLOGIES INC.
-----------------------
      Registrant



Date:    NOVEMBER 14, 2000          By:     /s/James B. Lahey
---------------------------------        ---------------------------------------
                                         James B. Lahey, Chief Executive Officer
                                         Chairman of the Board of Directors



Date:    NOVEMBER 14, 2000          By:    /s/James A. Giansiracusa
---------------------------------        ---------------------------------------
                                         James A. Giansiracusa, Secretary/Chief
                                         Financial Officer