Form 10KSB
period 2000-12-31
TECHNOLOGY VISIONS GROUP INC
filed 2001-04-17
CIK 937814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended: December 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
             For transition period from __________ to _______________


                         Commission File Number: 0-25548

                         TECHNOLOGY VISIONS GROUP, INC.,
                         -------------------------------
                       formerly, ORBIT TECHNOLOGIES, INC.
                       ----------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                    84-100269
         --------                                    ---------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                         5950 La Place Court, Suite 140
                           Carlsbad, California 92008
                           --------------------------
                    (Address of principal executive offices)


        Registrant's telephone number, including area code: 760/918-9168 Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, $.001 par value
                                (Title of class)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the year ended December 31, 2000 were $0.

         On December 31, 2000, the aggregate market value of the voting stock held by non-affiliates totaled approximately $8,388,290 based on the closing stock price as reported by The OTC-BB of the NASDAQ Stock Market.

         At March 31, 2001, 37,679,781 shares of common stock were outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

Forward-Looking Statements

         This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Technology Visions' actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set out elsewhere in this Form 10-KSB. The following summary is qualified in its entirety by the more detailed information and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-KSB.

Item 1.  DESCRIPTION OF BUSINESS

History of Technology Visions

         Technology Visions Group, Inc. was incorporated in Delaware in 1985 under the name Orbit Technologies, Inc. Orbit Technologies, Inc. changed its name to Technology Visions Group, Inc. on December 22, 2000. Technology Visions' objective is to take base technologies, develop these technologies until commercially viable products are possible and license these technologies and any products resulting from the technologies to affiliated or unaffiliated entities. These licensees will be responsible for the production and marketing of these products. While the technologies described in this document are undergoing feasibility studies and testing, none has proved to be commercially feasible.

         Technology Visions operates under its current mandate as an applied research and development company and employs and retains independent engineers, research consultants, research institutes, universities and other consultants as needed to develop and analyze technologies. Technology Visions has developed or acquired technologies that it believes have potential to yield commercially viable products. None of the technologies are currently in commercial use. Over the last two fiscal years, Technology Visions has spent approximately $688.00 for research and development activities. These costs were borne directly by Technology Visions.

The Technologies
----------------

         Technology Visions' technologies encompass the following areas:

         1. Polymer Encapsulation Technology
         -----------------------------------

         Since 1996, Technology Visions has focused on the development and use of its polydimethylsiloxane-based Polymer Encapsulation Technology (PET). PET was developed and subsequently assigned to Technology Visions by Dr. Stephen Prewett, a former employee and a director of the company. PET is intended for use with dry, radioactive and toxic waste for either final disposal or as a transportation medium to move materials from one site to another. PET has been developed for the treatment of waste material to prevent significant environmental damage and health problems caused by radioactive wastes that cannot be easily or economically rendered harmless.

         PET is a specific formulation of silicone foam that is further enhanced by adding proprietary elements to the base material. All of the materials that comprise PET are non-toxic, resulting in a non-toxic and environmentally safe finished product. These materials are readily available in industrial quantities. PET can be manufactured in sheet form, poured into molds, where it expands into designated shape, or sprayed onto an existing surface to contain the covered material. PET can be manufactured in different density levels to meet particular specifications. PET is more expensive at retail than standard foam manufactured by others, however, in many cases, the value added by the enhanced properties of the final product provides economic advantages.

         PET is designed for difficult to treat hazardous or toxic waste materials. Technology Visions believes that applications may exist in other vertical markets, which would include use for other radioactive mixed or toxic wastes, and horizontal markets which would include other applications of the material, e. g., as a protective barrier, heat shield, fire protection, acid or base safeguard. Technology Visions has filed a patent application covering the specific containment applications that have been the result of testing and evaluation of PET. Technology Visions is in the process of filing new patent applications to cover additional properties or uses for the technology, including one application for the transportation of wastes and another as a barrier coating utilized for protection and storage of hazardous and toxic material wastes.

         Technology Visions believes that the commercial market for products incorporating PET includes the following:

         o Transportation industry, i.e. aircraft, automobile and public transportation manufacturers, for use with cushions, thermal barriers, anti-flammability needs;
         o        Public institutional furnishings;
         o Chemical and energy processing and production for the military; and
         o Construction industries, for use with equipment safety, non-toxicity, fire retardancy, thermal barriers, and resistance to acid and base materials.

         Testing of PET
         --------------

         PET has been tested for fire retardance by the Ontario Research Center. Technology Visions is also conducting tests of PET to determine PET's:

         o        anti-flammability,
         o        non-toxicity,
         o        physical resiliency,
         o        thermal resistance,
         o        thermal insulation properties,
         o        tensile strength, and
         o        resistance to atmospheric decay.

         Further, Technology Visions has completed test and evaluation contracts for Lockheed Martin Idaho Technologies Company and Bechtel BWXT Idaho, LLC, in conjunction with testing for the U. S. Department of Energy, Idaho Operations Office, Idaho Falls, Idaho. The Idaho Falls site is one of many United States waste management sites, containing one form or another of either radioactive, toxic and/or hazardous waste requiring cleanup processing.

         In March 1998, Technology Visions was awarded a contract by Lockheed Martin Idaho Technologies Company to evaluate encapsulation of low-level calcine waste with PET. Calcine waste is a radioactive waste that results from nuclear fuel reprocessing and consists of salts and heavy metals. Lockheed Martin's test results indicated that PET has potential as an encapsulating method for final disposal of calcine waste and recommended exploration of further treatment formulations.

         In May 1999, Technology Visions was awarded a contract by Bechtel BWXT, Idaho Falls, to evaluate PET for disposal of actual pilot scale calcine waste. In September 1999, the contract was expanded and directed that PET be examined at maximum waste loading scenarios as a means for transporting high-level calcine wastes out of Idaho to an off-site melter. In November 1999, PET showed positive results for encapsulating calcine waste for both disposal at a permanent high-level waste disposal site and for transportation offsite. Bechtel BWXT recommended to the U.S. Department of Energy that a pilot plant demonstration be conducted to test and evaluate disposal parameters and product transportation. Other recommendations included encapsulation and mixing studies utilizing actual radioactive materials.

         In March 2000, Technology Visions' PET was selected for the second consecutive year for presentation at the international waste symposium, Waste Management 2000, in Tucson, Arizona sponsored by the Department of Energy and University of Arizona. The paper, which was submitted for consideration by Bechtel BWXT, was judged by the conference's Technical Review Board and chosen for presentation based on the results of the most recent test and evaluation project completed for the Bechtel Group. Technology Vision's presentation, entitled "POLYSILOXANE ENCAPSULATION OF CALCINE WASTE," was presented in the Nuclear Materials Stabilization and Disposition technical session.

         In June 2000, Bechtel BWXT awarded Technology Visions a contract to manage the evaluation of in-situ grout candidate materials, submitted by different manufacturers. Laboratory evaluations will precede field-testing which is scheduled to commence in April 2001.

         2. Metafusion Process
         ---------------------

         Metafusion describes a materials coating process. The process encompasses the fusion of materials by chemical or physical means. The Metafusion Process permits the surface of a metal or alloy to be coated with another metal or alloy so that the applied material is actually fused onto and into the surface of the other atomic material. The process is achieved by electrical excitation of the materials by the application of a mid-range frequency pulsed electrical current. The process results in the fusion of the materials. The Metafusion Process does not generate excessive heat that can alter the properties of the materials. The metafusion of materials can be accomplished without expensive or sophisticated equipment.

         The Metafusion Technology has been scientifically corroborated by a number of independent entities, including Ontario Research Foundation of Mississauga, Ontario, which validated the solid Metafusion Process by analyzing the coating of steel and copper with titanium carbide. Hardness tests conducted at the Material Sciences Laboratory of the University of California at Los Angeles and the Surface Science Laboratory of Mountain View, California revealed that significant penetration of the applied materials into the substrate was achieved.

         Technology Visions believes that the Metafusion Process has various commercial applications. Potential applications include:

         o Processing materials onto and into printed circuits, cutting blades, tools and dies, and automotive parts,
         o        Corrosion resistance in extreme conditions, and
         o        Multi-layer applications for the reduction of heat expansion.

         A specific application of the Metafusion Technology is the TiTRODE application, which consists of the fusion of tungsten, a hard metal, and molybdenum, a metal with lubricity, to copper-alloy automotive welding tips. This coating increases the life of the coated welding tips by 300%, reduces welding tip change over time, resulting in improved productivity, and reduces cracking at the weld point. Technology Visions holds patents for the original Metafusion Process and is prepared to file patent applications for a new improved automated process, which is being developed. Technology Visions believes this specific application of technology in the automotive industry, where automobile assembly lines employ robotic resistance welding machines utilizing welding tips for fastening metal components together, could yield revenues. This is because the use of TiTRODES, in place of conventional tips, would increase the time between welding tip replacements, reducing down time, thereby improving productivity at less cost.

         3. New Technologies
         -------------------

         Technology Visions intends to continue to acquire or obtain licenses to use technologies which have multiple market applications. Technology Visions has expended considerable time and effort in the analysis of a substantial number of new technologies. As a result of its analysis, Technology Visions has identified technologies which may yield commercially viable products. These include:

         o        coating technologies;
         o        chemical processes;
         o        material sciences developments, and
         o        nuclear safety applications.

         Technology Visions' ability to acquire new technologies may ultimately be limited by its lack of financial resources.


Exploitation of a Technology

         Technology Visions or its licensee must, with regard to each technology, after studies and testing, determine whether the technology may be commercially feasible. At that time, Technology Visions or the licensee must develop a plan which will best exploit this technology. This plan may require the raising of additional funds for Technology Visions or the licensee to exploit the technology, including the establishment of a marketing organization to sell this technology. Alternately, Technology Visions or the licensee may subcontract out the manufacturing, or may joint venture this technology with existing companies which have manufacturing or marketing capabilities or further license the technologies for exploitation to companies that have these capabilities. Upon further licensing, Technology Visions or the licensee may receive royalty payments. Any technology may also be sold outright with or without future payments based on sales. Therefore, each technology that may be commercially viable might be exploited in a different manner and may have various levels of success. To the extent that Technology Visions seeks to internally exploit any technology, Technology Visions may require substantial additional capital, which may not be available on favorable terms, if at all.

Intellectual Property Rights:

         Technology Visions holds five issued United States patents for the following technologies:

         1.       Low cost titanium production;
         2.       Projectile welding;
         3. Apparatus for treating electrically conducive matrices and products produced by the process;
         4.       Process for the fusion of one element onto a second element;
                  and
         5.       Solutions for fusion of one element to another.

         The expiration dates of these patents range from January, 2006 to April, 2016. Technology Visions' currently has a patent pending for a method for encapsulation and stabilization of hazardous and radioactive mixed wastes using PET. Technology Visions intends to file additional patents based on the technological progress over the last two years.

Employees/Consultants

         Technology Visions presently has two officers employed on a full time basis and one administrative assistant employed on a part-time basis.

         During the last two years, Technology Visions has engaged a team of consultants who are specialists in disciplines not present in Technology Visions. Specific areas of focus include:

         o        technology evaluation,
         o        securities compliance,
         o        investor and shareholder relations,
         o        investment banking,
         o        operations/administration,
         o        human resources, policy and procedures, and
         o        business development.

         These specialists were brought on to advise management. Because of their increasing familiarity with Technology Visions, this pool of advisors and consultants represent a potential permanent staff when the funding permits. Technology Visions estimates that it would take between $3 and $5 million to hire the current consulting staff and three additional personnel, and provide the appropriate support facilities. This structure would be sufficient to internally exploit a specific technology. These consultants and advisors have been compensated largely on a contingent fee basis and share option awards related to performance criteria and the successful execution of responsibilities. None of the consultants are affiliates of Technology Visions.

Government Regulation

         The production and marketing of Technology Visions' products and technologies and its ongoing research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. Depending on the technology, regulatory approvals and certification may be necessary from the Department of Transportation, Department of Energy, Nuclear Regulatory Commission, Environmental Protection Agency and other federal, state or local facilities. The automobile industry would require certification from the Edison Welding Institute on TiTRODEs prior to market evaluation and ultimately, product acceptance. Failures or delays by Technology Visions or its affiliates or licensees in obtaining the required regulatory approvals would adversely affect the marketing of products that Technology Visions develops and Technology Visions' ability to receive product revenues or royalties.

Competition

         Technology Visions is active in the intensely competitive field of high technology research and development and competes against numerous public and private entities, some with substantially greater financial and human resources than Technology Visions. High technology research and development can be characterized as proceeding at a very rapid pace with frequent technological breakthroughs, some of which may render Technology Visions' technology and the products obsolete even before they are commercially marketed. Technology Visions is aware of other products that perform similar functions to PET. Competition includes technologies based on materials known as polyethylene, other grout materials and a process called vitrification.

         Polyethylene is a dry thermoplastic material that is mixed with waste, heated to combine with the waste materials, and then molded into a finished waste form or shape. PET is similarly combined with waste, however, at room temperature and then molded into the desired form. When heated, the polyethylene mixture generates an off-gas that potentially may be either toxic and/or hazardous as compared to the PET process. The PET process, on the other hand, combines PET and the waste at room temperature without off-gas. PET also exhibits a high resistance to radioactivity at elevated radioactivity levels where polyethylene becomes more fluid at the higher levels, thereby lessening its structural integrity. Polyethylene is a lower cost material than PET.

         Grout technologies are based upon combining ingredients such as portland cement, fly ash, slag and additives. Its applications are somewhat limited as to the types and quantities of waste with which it may be used. While the base cost of the grout is less expensive than PET, the finished product formed by the combining of waste, frequently at low quantities to insure compliance with certain specifications, and grout, frequently adds significantly to the cost of the finished product. Low quantities of waste may be dictated by the setting properties of the grout or the leaching characteristics of the waste. In any event, when low waste levels are utilized, greater volumes of the combined waste and grout are generated; resulting in both increased transportation costs and increased final disposal cost.

         Vitrification involves a process utilizing high temperatures to convert waste into a leak resistant rock or glass-like material. It is capital intensive, has size restrictions on incoming waste and is limited to 10% combustion.

         Based on the current research and technical information Technology Visions has accumulated, Technology Visions believes that its application and formulation of the PET material is unique in the waste containment, transportation, and disposal industry.

Other Matters

         On May 30, 2000, Technology Vision violated Section 14(a) of the Exchange Act by filing a proxy statement on May 30, 2000 in definitive form, without first filing a preliminary form, for a shareholder meeting on June 15, 2000.

         At the time of the filing, Technology Visions was unable to afford securities counsel and accordingly, was not aware of the preliminary filing requirement of Section 14(a). Since this time, Technology Visions has retained securities counsel and has since been briefed on the requirement and additional reporting requirements.

         Under federal law, the SEC or Technology Visions' stockholders may take legal action against Technology Visions or its Board of Directors for the failure to file a preliminary Schedule 14A. Any legal action may subject Technology Visions to monetary damages and/or an injunction against future violations of federal securities laws. Further, shareholder action on behalf of the corporation or SEC action may place Technology Visions' operations in a negative light and discourage any future financing and/or securities transactions with the company. As of the date of this filing, no formal action has been taken by the SEC or the stockholders of Technology Visions.

Item 2.  DESCRIPTION OF PROPERTY

         Technology Visions maintains its principal executive offices in Carlsbad, California where it occupies a 1,500 square foot office at 5950 La Place Court, Suite 140, Carlsbad, California 92008 pursuant to a lease from an unaffiliated third party for $1,636 per month. The lease expires in July 2001. The current lease does not contain a renewal option but there is sufficient commercial estate at comparable prices in the area to satisfy the needs of Technology Visions.

Item 3.  LEGAL PROCEEDINGS

         As of the date hereof, Technology Visions is not a party to any material litigation, and to the knowledge of management, there is no material litigation or claim threatened or contemplated against Technology Visions, except as described below. This proceeding, which has been dismissed by the plantiffs, is related and deals with questions related to the actions of past directors and officers and the validity of stock transactions conducted during their tenure.

         ORBIT TECHNOLOGIES INC., ET AL. V. LAHEY, ET AL. The action filed by Richard Benveniste and Edgar R. Benveniste on June 2, 1997 in the Delaware Court of Chancery, Case No. 15720-NC, on behalf of themselves and purportedly on behalf of the company against James B. Lahey, James A. Giansiracusa, Ian C. Gent, Stephen V. Prewett, and William N. Whelen. The Complaint sought a determination by the Court of Chancery as to who constituted the valid Directors of the company in connection with a written consent action initiated by the plaintiffs. On February 23, 2001, the plaintiffs dismissed this action.

         With the dismissal of this action, Technology Visions Group, Inc. is not a party to any material litigation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since April 29, 1994, Technology Visions' common stock has been listed on the NASD OTC Electronic Bulletin Board and continues to be traded on this market on a limited basis. The table below shows the high and low bid prices as reported by the OTC-BB. Technology Visions trades under the symbol "TVGR." The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Calendar Year ended December 31:

1999                       High             Low
----                       ----             ---
First Quarter              $0.30            $0.17
Second Quarter             $0.26            $0.18
Third Quarter              $0.25            $0.15
Fourth Quarter             $0.25            $0.18

2000
----
First Quarter              $0.95            $0.37
Second Quarter             $0.74            $0.26
Third Quarter              $0.36            $0.20
Fourth Quarter             $0.40            $0.18

         There were approximately 1,500 stockholders of record of common stock as of March 31, 2001. Technology Visions has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future. Technology Visions intends to retain earnings, if any, to provide funds for its operations. Future dividend policy will be determined by the board of directors based upon conditions then existing including Technology Visions' earnings and financial condition, capital requirements and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999
---------------------------------------------------------------------

         For the fiscal year ended December 31, 2000 and 1999, Technology Visions had no revenues. General and administrative expenses decreased from $778,483 in 1999 to $551,796 in 2000. For the years ended December 31, 2000 and December 31, 1999, Technology Visions incurred an operating loss of $517,450 and 635,209, respectively. It is anticipated that net-operating losses will continue through the next two years.

Plan of Operation

         Since 1996, Technology Visions has focused on the development and use of its polydimethylsiloxane-based Polymer Encapsulation Technology (PET) as a method for stabilizing and encapsulating various radioactive and toxic waste materials leading to a final waste form for disposal.

         Significant progress has been attained as evidenced by the success achieved on test and evaluation contracts completed for Lockheed Martin Idaho Technologies Company (LMITCO) and Bechtel BWXT, in conjunction with the U. S. Department of Energy, Idaho Operations Office, Idaho Falls, ID. Technology Visions' business plan and near term strategy will focus its human resources and funding on developing PET as an advanced technological solution to various radioactive and toxic waste materials identified for disposal by the Department of Energy.

         As a next step in product acceptance, Bechtel BWXT and Technology Visions, together with input from the Microscale Physiochemical Laboratory at the University of Akron and the U. S. Department of Energy, are involved in discussions for utilizing Technology Visions' PET as a potential transportation medium in addition to a stabilization and encapsulation material for final disposal. The elastomeric properties and material characteristics of PET are of particular benefit in eliminating the potential risk that would occur in the transportation of the waste from one site to another for long term storage or disposal.

         After product performance evaluations are successfully completed for stabilizing and encapsulating the waste, a pilot plant evaluation is normally conducted. The pilot plant demonstrates actual processing methods and applications incorporating both PET and selected waste materials.

         Building on the successes achieved under the Lockheed Martin contracts, the marketing strategy is to build a substantial government and private sector business in which Technology Visions' system will be used in the containment of various radioactive and heavy metal wastes. Work has begun with initial contacts being made with industry leaders in the waste management and waste remediation sectors and potential end-users of the technology. Ultimately, Technology Visions plans to develop strategic relationships with prime contractors throughout the waste management industry.

         Since its incorporation in 1985, Technology Visions has engaged in the research, development, acquisition and licensing of technologies. Initially, Technology Visions concentrated its efforts in the areas of coating, technologies and new material technologies. During the period from 1985 to 1994, Technology Visions completed much of the initial research and development for each of these technologies and the process has developed specific, discrete product lines for each technology.

         Technology Visions' business plan is to develop a specific technology, PET or a derivative of that technology, for multiple market applications. Then, Technology Visions plans to license the technology and/or application to an unaffiliated entity. This entity will develop strategies tailored to each technology and/or application pertaining to manufacturing, marketing, joint venture and sublicensing. The current working capital from the convertible debenture financing is expected to satisfy Technology Visions' capital requirements for at least one year. With that capital, Technology Visions will conduct those research and development tasks that would expedite the path to commercialization. Research and development will focus on those efforts necessary to commercialize Technology Visions' PET material. Technology Visions also plans to investigate other materials that have the properties for potential development into a family of stabilizing, encapsulating and entombing technologies for participation in the radioactive and toxic waste cleanup market. As with the development of any new technology, until a commercial product has been developed and purchased and utilized by a third party, the efficacy of the product is in question. But Technology Visions believes that based on the developments to date, the company should anticipate a commercial product in the next twelve to eighteen months.

         Commercialization of PET will require additional testing and development involving formulation optimization and mixing studies to investigate improving the leak rate of contaminants, thermal freeze/thaw test for durability and hydrogen generation from radiolysis.

         Preliminary testing on potential grouting materials has reflected PET's significant potential as an entombing material for in-situ waste sites containing low level radioactive, toxic waste. Additional development work in regard to PET's application under field conditions is required and planned by Technology Visions.

         Until completion of the final development of a technology and the commencement of sales, Technology Visions will have minimal or no operating revenues but will continue to incur substantial expenses. Technology Visions may not be able to complete development of any technology or if completed, manufacture the technology on a large-scale basis or at a feasible cost. Further, its technologies may not receive market acceptance. Being a development stage entity, Technology Visions is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of Technology Visions.

         Discussions with Bechtel BWXT Corporation, the University of Akron, and the Department of Energy center around the potential application of a specific formulation of PET. Technology Visions currently is pursuing projects dealing with high-level radioactive waste and buried low-level mixed waste at the Idaho National Engineering and Environmental Laboratory at the Department of Energy site in Idaho Falls, Idaho.

         In March 1998, Technology Visions signed a contract with Lockheed Martin Idaho Technologies Company for evaluating Technology Visions' PET as an encapsulating agent for radioactive ash. In July 1998, this contract was modified to test Technology Vision's polymer system with a low-level calcine waste material. The results recommended that pre-treatment options be explored in more detail for chromium and cadmium and, therefore, be recommended as a treatment option leading to the disposal of the low level waste stream.

         In June 1999, Technology Visions signed a contract with Lockheed Martin Idaho Technologies Company to evaluate Technology Visions' proprietary and patent pending PET with a surrogate waste processed at the Idaho Nuclear Technology and Engineering Center. The results recommended the U.S. Department of Energy fund a pilot plant to demonstrate Technology Visions' technology.

         In June 2000, Bechtel BWXT awarded Technology Visions a contract to manage in-site grout testing with products other than PET. This testing is expected to commence in April 2001.

Liquidity and Capital Resources

         On December 31, 2000, Technology Visions had an accumulated deficit and a working capital deficit of $16,048,275 and $2,562,000, respectively. Because Technology Visions has not generated any revenue to date and incurred a net loss of approximately $517,000 during the year ended December 31, 2000, the report of Technology Visions' independent certified public accountants notes an uncertainty with regard to Technology Visions' ability to continue as a going concern. Technology Visions' losses are primarily due to expenses incurred in the development of technologies, including administrative expenses and interest.

         To date, Technology Visions has funded its operations from the private sales of common stock or notes, most of which have been converted into common stock, and a self-underwritten public offering of $1,000,000 of common stock under Rule 504 of Regulation D. These sales have been able to fund only minimal operations and technological developments. Development and exploitation of technologies have been delayed by lack of adequate funding.

         Technology Visions is exploring additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. Management believes that Technology Visions can raise adequate capital to keep Technology Visions functioning at a minimum level of operation in the next fiscal year. On December 28, 2000, Technology Visions entered into a 10% Secured Convertible Debenture Agreement, in which Technology Visions issued debentures to AJW Partners, LLC and New Millennium Capital Partners II, LLC for $750,000. The debentures are convertible into shares of common stock subject to the terms and conditions of the agreement. Although there can be no assurance, management believes this funding will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements including limited research and development through the next twelve months.

         Technology Visions is exploring ways to reduce its existing liabilities including exchanging some of its liabilities with affiliates and others for shares of its common stock. During the year ended December 31, 2000, Technology Visions reached agreements with various noteholders, whereby $727,410 of principal and $392,300 of accrued interest was converted into equity. No assurance can be given that future efforts will be successful.

         Technology Visions does not expect to make any significant capital purchases in 2001, except for possible equipment for the PET.

ITEM 7.  FINANCIAL STATEMENTS

See the Financial Statements and Notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information concerning the directors and executive officers of Technology Visions:


-------------------------- ---------- ------------------------------------------------------------------
NAME                       AGE        TITLE
-------------------------- ---------- ------------------------------------------------------------------
James B. Lahey             66         Chairman of the Board of Directors, President, Chief Executive
                                      Officer, and Director
-------------------------- ---------- ------------------------------------------------------------------
James A. Giansiracusa      52         Chief Operating Officer, Secretary, Chief Financial Officer and
                                      Director
-------------------------- ---------- ------------------------------------------------------------------
Stephen V. Prewett         58         Vice-President-Technology Development and Director
-------------------------- ---------- ------------------------------------------------------------------
Ian C. Gent                59         Director
-------------------------- ---------- ------------------------------------------------------------------
William N. Whelen, Jr.     63         Director
-------------------------- ---------- ------------------------------------------------------------------

JAMES B. LAHEY became President and a director of Technology Visions in March 1995. From 1993 through 1994 he was President and Executive Vice President of Sensotron, Inc., which develops technologically advanced transducer products. >From 1989 to 1992 he was Corporate Executive Vice President of W. S. Shamban & Co., a manufacturer of engineered sealing systems. He has previously held senior management positions with W. R Grace & Co. and Ausimont U.S.A. Mr. Lahey holds a Bachelors degree in Civil Engineering from Manhattan College and is a registered professional engineer in New York.

JAMES A. GIANSIRACUSA has been the Secretary of Technology Visions since October 1993 and became Vice President-Operations in January 1994. Before joining Technology Visions, Mr. Giansiracusa was a Lieutenant Colonel in the United States Marine Corps where his duties included command billets in both aviation and infantry. He was also a consultant for Wackenhut Services International, an international security firm, from 1991 to 1992. During Mr. Giansiracusa's military service he, at times, was responsible for over 1,300 persons. Mr. Giansiracusa participated in strategic planning relative to many global scenarios. Mr. Giansiracusa was awarded a Master of Science degree in Systems Management from the University of Southern California in 1983.

IAN C. GENT has been a consultant to Technology Visions since September 1994. Mr. Gent became Chief Financial Officer and a director of Technology Visions in April 1995. He has provided advice in the areas of investment banking, corporate structuring, and organizational strategies. Mr. Gent has also assisted with securities compliance and investor relations. Between 1989 and 1994 he was Vice President and Director of the Canadian Commerce Group of Fleet Bank of New York, a member of the Fleet Financial Group. In January 1994 he became President and Chief Executive Officer of West Niagara Capital Corporation, a private Canadian merchant banking company specializing in technology and real estate consulting. During his 27 years in the securities and banking industries, he has held positions as Vice President, Merrill Lynch Royal Securities in Canada, Managing Director of a regional broker dealer, President and Chief Operating Officer of Southern Tier Gas Producers, and President and Chief Executive Officer of GDM Securities, a wholly owned subsidiary of Goldome Savings Bank. Mr. Gent has a Bachelor of Science in Business Administration from Ashland College, Ohio and has completed several advanced management and industry programs.

DR. STEPHEN V. PREWETT has been a consultant to Technology Visions since July 1994 and has provided technological assessment support, technology transfer guidance, and license agreement negotiations. He became Vice President - Technology Development in July 1994 and a director of Technology Visions in April 1995. Dr. Prewett has extensive nuclear industry experience and has served in a variety of positions with the Department of Energy, including Senior Nuclear Engineer from 1976 to 1982. Dr. Prewett was also Director of Environmental Safety and Health and Manager of Environmental Affairs with Gen Corp, a multi-national manufacturing company from 1982 to 1984. Dr. Prewett's background includes market assessment, identifying teaming partners for new technology implementations, and strategy assessment to identify market trends and industry growth areas. Dr. Prewett received a Bachelor of Science in Applied Physics degree from East Carolina University, and Masters and Doctorate degrees from Virginia Polytechnic Institute in Nuclear Science and Engineering.

WILLIAM N. WHELEN, JR. was appointed a director of Technology Visions in September 1996, filling the vacancy following the resignation of Mr. Joseph. Mr. Whelen's broker registration for the last five years has been with Simon Securities, Inc. of New Jersey. Mr. Whelen serves on the board of another public company and is a trustee for the Episcopal Diocese of Delaware. He holds a Bachelor of Science Degree in Electrical Engineering from Widener University of Chester, Pennsylvania.

         All directors hold office until the next annual meeting of the stockholders and until their successors have been elected and qualified. The officers are elected annually by the board of directors.

         There are no family relationships between any of the Technology Visions' directors and officers. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person has been elected or nominated as a director or executive officer.

SECTION 16(a) - Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires Technology Visions' executive officers and directors, and persons who beneficially own more than 10% of Technology Visions' stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish Technology Visions with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of the forms furnished to Technology Visions and information involving securities transactions of which Technology Visions is aware, Technology Visions believes that during the fiscal year ending December 31, 2000, that it has advised the appropriate parties and entities of the compliance with all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial stockholders.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

         The following table presents, for each of the last three fiscal years, the annual compensation earned by the chief executive officer and the most highly compensated executive officers of Technology Visions for the three fiscal years ended December 31, 2000:


Summary Compensation Table

                                                 Annual                                         Long Term
                                                 Compensation                                   Compensation
------------------------- ---------------------- -------------------------- ------------------- ----------------------
Name and Principal        Year                   Salary                     Bonus               Stock Awards or
Position                                                                                        Other Compensation
------------------------- ---------------------- -------------------------- ------------------- ----------------------
James B. Lahey,           2000                   $120,000(1)                0                   0
President                 1999                   $120,000(1)                0                   0
                          1998                   $120,000(1)                0                   0
------------------------- ---------------------- -------------------------- ------------------- ----------------------
James A. Giansiracusa,    2000                   $132,000(1)                0                   0
Vice President,           1999                   $132,000(1)                0                   0
Operations                1998                   $132,000(1)                0                   0
------------------------- ---------------------- -------------------------- ------------------- ----------------------
Stephen V. Prewett,       2000                   $0                         0                   0
Vice President,           1999                   $0                         0                   0
Technology Development    1998                   $0                         0                   0
------------------------- ---------------------- -------------------------- ------------------- ----------------------

(1) The amounts stated above have not been fully paid and Messrs. Lahey, Giansiracusa, and Prewett have agreed to deferred compensation in the amount totaling $1,219,350 from deferrals in the three fiscal years reflected in the above table.

         Technology Visions entered into employment agreements effective April 1, 1995, with its key employees, Messrs. Lahey, Giansiracusa, and Prewett, to serve in the positions set forth above for a period of two years, and unless otherwise terminated, to continue year by year thereafter. The basic annual salaries under the employment agreements are $120,000, $132,000, and $0, respectively, subject to a 40% deferral that will be paid when Technology Visions' financial condition permits these payments. During portions of 1995 to the present, key officers have deferred salaries in amounts significantly greater than 75% so cash could be applied to Technology Visions' operations.

Compensation of Directors

         Outside non-officer directors will receive $500 for each directors' meeting physically attended, plus out-of-pocket expenses incurred in connection with attending these meetings.

         The compensation of officers and directors is subject to review and adjustment from time to time by the board of directors.

1995 Stock Option Plan
----------------------

         The board of directors and stockholders of Technology Visions adopted the 1995 Stock Option Plan in February 1995. Under the Option Plan, 5,000,000 shares of Technology Visions' common stock, subject to adjustments, are reserved for issuance upon the exercise of options. Options granted under the Option Plan may be either (a) options intended to constitute incentive stock options under
Section 422 of the Internal Revenue Code of 1986, or (b) nonqualified stock options. Incentive stock options may be granted under the Option Plan to employees, including officers and directors who are employees, of Technology Visions on the date of grant. Nonqualified options may be granted to (a) officers and directors of Technology Visions on the date of the grant, without regard to whether they are employees, and (b) consultants, advisors to, agents or independent representatives of Technology Visions.

         By its terms, the Option Plan is to be administered by a committee appointed by the board of directors which shall consist of either the entire board of directors, all of whom must be disinterested persons, or by a committee of two or more persons, who must be directors, all of whom must be disinterested persons and who serve at the discretion of the board of directors. Subject to the provisions of the Option Plan, the committee has the authority to determine the persons to whom options will be granted, the exercise price, the term during which options may be exercised and other terms and conditions as it deems appropriate. However, directors who are not officers of Technology Visions will only receive automatic grants of non-qualified stock options on a periodic basis pursuant to a formula specified in the Option Plan.

         Incentive stock options granted under the Option Plan may not have an exercise price less than the fair market value of the common stock on the date of the grant, i.e. 110% of the fair market value in the case of employees holding ten percent or more of the voting stock of Technology Visions. Options granted under the Option Plan will expire, not more than ten years from the date of the grant, five years in the case of incentive options of employees holding ten percent or more of the voting stock of Technology Visions, subject to earlier termination under the Option Plan. Optionees under the Option Plan may exercise their options by paying cash, by using the cashless exercise procedure allowed under Federal Reserve Regulation T or by tendering shares of Technology Visions common stock that they already own.

         The following table presents information for the named officer in the Summary Compensation Table with respect to options exercised during fiscal year ended December 31, 2000 and unexercised options held as of the end of the fiscal year.


              Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------- -------------- ------------ ----------------------------------- ----------------------------
Name                        Shares         Value        Number of Securities Underlying     Value of In-the-Money
                            Acquired on    Realized     Unexercised Options/SARs at FY-End  Options/SARS at FY-End ($)
                            Exercise (#)   ($)          Exercisable/Unexercisable           Exercisable/Unexercisable
--------------------------- -------------- ------------ ----------------------------------- ----------------------------
James B. Lahey              0              0            500,000/0                           $200,000/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------
James A. Giansiracusa       0              0            1,556,593/0                         $622,637/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------
Stephen V. Prewett          100,000        0            694,783/0                           $277,913/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------
Ian C. Gent                 0              0            200,000/0                           $80,000/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------
William N. Whelen           0              0            200,000/0                           $80,000/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------

         Values reflected above are based on the closing price of $ .40 per share of Technology Visions' common stock for the last business day of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2001, information regarding shares of common stock owned by (a) each person known by management to beneficially own more than 5% of the outstanding common stock, (b) each of Technology Visions' directors, and (c) all executive officers and directors of Technology Visions as a group:


Name and Address of                   Amount and Nature of             Percent of Outstanding
Beneficial Owner                      Beneficial Shares Owned          Ownership
----------------                      -----------------------          ---------
James B. Lahey (1,3,5)                1,600,000                        4%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008

James A. Giansiracusa (2,3,5)         2,421,593                        6%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008

Ian C. Gent (3,4,5)                   700,000                          2%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008

Stephen V. Prewett (3,4,5)            1,794,783                        5%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008

William N. Whelen, Jr. (4,5)          600,000                          2%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008

All Officers and Directors
as a group
(5 persons) (5)                       7,116,376                        19%

Ruth P. Brittingham                   4,022,292                        11%

S. A. Power Corporation               1,300,000                        4%

O. G. Sansone & Colleen
Sansone                               5,543,603                        15%

--------------
* Amount held represents less than 1%.

(1) Includes 500,000 shares of common stock as part of an employment contract.
(2) Includes 1,556,593 shares of common stock subject to currently exercisable options.
(3) Includes 500,000 shares of common stock awarded as Part of Incentive Compensation Plan.
(4) Includes 400,000 shares of common stock awarded as Part of Incentive Compensation Plan.
(5) Includes 3,251,376 shares of common stock subject to currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 27, 1997, Technology Visions entered into an installment loan agreement with Ruth Brittingham, an individual shareholder, to borrow $300,000, payable in $100,000 installments on May 27, 1997, September 5, 1997 and December 3, 1997. As of December 31, 1998, the shareholder has advanced Technology Visions $299,500 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan agreement provides for a minimum semi-annual interest payment of $6,000 commencing December 6, 1997, which was paid in January 1998. Technology Visions has defaulted on its remaining semi-annual payments. As of this date, Technology Visions owes Ms. Brittingham $365,500 plus 12% interest. The installment note is collateralized by Technology Visions' rights, titles and patents, to a technology known as the Polymer Encapsulation Technology (PET). On November 30, 2000, Ms. Brittingham entered into a standstill agreement with Technology Visions in which she agreed to forbear any collection of this debt for a period of twelve months in consideration of the investment by New Millennium Capital Partners II, LLC and AJW Partners, LLC in the company.

         During the second quarter of 1999, Technology Visions received a $60,000 loan, which was received as part of a stock purchase agreement at a conversion rate of $0.15 per share, from O. G. Sansone, Ruth Brittingham, Richard Benveniste, and Edgar Benveniste, four of Technology Visions' principal stockholders. The proceeds were used to pay Jeffer, Mangels, Butler & Marmaro, LLP pursuant to a court judgment for past due services. The payment was a final negotiated payment of a court judgment.

         As of December 31, 2000, James Lahey, Technology Visions' Chief Executive Officer and Chairman of the Board of Directors advanced the company $174,841 for funding of the continuing operations and technology development. The loan bears interest at 10% per annum and is convertible into common stock at a 20% discount of the average price five-day market price prior to the conversion date. On November 30, 2000, Mr. Lahey entered into a standstill agreement with Technology Visions in which he agreed to forbear any collection of this debt for a period of twelve months in consideration of the investment by New Millennium Capital Partners II, LLC and AJW Partners, LLC. The standstill agreement does not prohibit Mr. Lahey from converting the loan into stock of Technology Visions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(3)      (i)      Articles of Incorporation.  (1)
         (ii)     Certificate of Amendment to Articles of Incorporation. (2)
         (iii)    Amended and Restated By-laws. (1)
(4.1)         Form of Common Stock Certificate of Orbit Technologies, Inc. (1)
(4.2)         Certificate of Determination of the Rights and Preferences of
              Preferred Stock of Orbit Technologies, Inc.(1)
(10.1)        Secured Debenture Purchase Agreement(2)
(10.2)        Registration Rights Agreement(2)
(10.3)        Technology Visions Group, Inc. 10% Secured Convertible Debenture
              No. 1(2)
(10.4)        Technology Visions Group, Inc. 10% Secured Convertible Debenture
              No. 2(2)
(10.5)        Technology Visions Group, Inc. Warrant No. 1(2)
(10.6)        Technology Visions Group, Inc. Warrant No. 2(2)
(10.7)        Security Agreement(2)
(10.8)        Intellectual Property Security Agreement(2)
(13(i))       Form 10-KSB for the Period Ending December 31, 1999(3)
(13(ii))      Form 10-KSB for the Period Ending December 31, 1998(3)

Note: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

(1) Previously filed as part of the Form 10-SB filed in May 1995 and amendments thereto which are hereby incorporated by reference.
(2) Previously filed with Technology Visions' filing of a Form 8-K on January 10, 2001.
(3) Previously filed as part of the Form 10-KSB for the Period Ending December 31, 1999 and December 31, 1998, respectively.

(b)     Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Technology Visions Group, Inc.

By:  /S/ JAMES B. LAHEY
     ------------------
    James B. Lahey
    Chief Executive Officer and Chairman of the Board of Directors

Date:    April 16, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                  TITLE                               DATE
----                                  -----                               ----

/S/ JAMES B. LAHEY                    Chief Executive Officer and         April 16, 2001
--------------------------            Chairman of the Board (Chief
James B. Lahey                        Executive Officer)


/S/ JAMES A. GIANSIRACUSA             Chief Operating Officer, Chief      April 16, 2001
--------------------------            Financial Officer (Chief
James A. Giansiracusa                 Financial and Accounting
                                      Officer), Secretary, and Director

/S/ IAN C. GENT                       Director                            April 16, 2001
--------------------------
Ian C. Gent

/S/ STEPHEN V.  PREWETT               Director                            April 16, 2001
--------------------------
Stephen V. Prewett

/S/ WILLIAM N. WHELEN                 Director                            April 16, 2001
--------------------------
William N. Whelen, Jr.


                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                              INDEX TO FORM 10-KSB

                                DECEMBER 31, 2000


INDEPENDENT AUDITORS' REPORT                                                   2

BALANCE SHEET                                                                  3
    At December 31, 2000

STATEMENTS OF OPERATIONS                                                       4
    For the Years Ended December 31, 1999 and 2000

STATEMENTS OF STOCKHOLDERS' DEFICIENCY                                         5
    For the Year Ended December 31, 1999 and 2000

STATEMENTS OF CASH FLOWS                                                       6
    For the Years Ended December 31, 1999 and 2000

NOTES TO FINANCIAL STATEMENTS                                               7-31

To the Stockholders of
Technology Visions Group, Inc.
(Formerly Orbit Technologies Inc. and Subsidiaries)


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


We have audited the accompanying balance sheet of Technology Visions Group, Inc. (formerly Orbit Technologies Inc. and Subsidiaries) as of December 31, 2000, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of the Company as of December 31, 1999 and the related statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 1999 were audited by Tabb, Conigliaro & McGann, P.C., who merged with Grassi & Co., CPAs, P.C. as of January 1, 2001, and whose report dated March 27, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Visions Group, Inc. (formerly Orbit Technologies Inc. and Subsidiaries) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has not generated any revenue, to-date, from any of its products or technologies, and incurred a net loss of approximately $517,000 during the year ended December 31, 2000. Further, as of December 31, 2000, the Company had a working capital deficiency of approximately $2,562,000 and stockholders' deficiency of approximately $2,402,000. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /S/ GRASSI & CO., CPAs, P.C.

New York, NY
April 11, 2001


                                 TECHNOLOGY VISIONS GROUP, INC.
                       (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                                          BALANCE SHEET

                                      AT DECEMBER 31, 2000

                                             ASSETS
                                             ------
Current Assets:
  Cash                                                                         $    301,474
                                                                               -------------

    Total Current Assets                                                            301,474

Property and Equipment - At cost, net of accumulated depreciation and
    allowance against equipment expenditures                                          1,275

Intangible Assets, net of accumulated amortization                                   57,547

Deferred finance charges, net of accumulated amortization of $1,646                  97,104

Other Assets                                                                          4,800
                                                                               -------------

       Total Assets                                                            $    462,200
                                                                               =============

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                            ----------------------------------------

Current Liabilities:
  Accounts payable and accrued liabilities                                     $  1,669,153
  Notes payable                                                                     819,591
  Convertible debentures                                                            375,000
                                                                               -------------

       Total Current Liabilities                                                  2,863,744
                                                                               -------------

Commitments, Contingencies and Other Matters
  (Notes 1, 2, 5, 6, 7, 8 and 11)

Stockholders' Deficiency:
  Preferred stock - par value $.001 per share; shares authorized
    - 2,000,000; shares issued and outstanding - none                                     -
  Common stock - par value $.001 per share; shares authorized
    - 100,000,000;  shares issued and outstanding - 40,955,448                       40,956
  Additional paid-in capital                                                     14,175,470
  Accumulated deficit                                                           (16,048,275)
  Unearned finance charges                                                         (566,295)
  Notes receivable - stock sale                                                      (3,400)
                                                                               -------------

       Total Stockholders' Deficiency                                            (2,401,544)
                                                                               -------------

       Total Liabilities and Stockholders' Deficiency                          $    462,200
                                                                               =============


See notes to financial statements.


                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                            STATEMENTS OF OPERATIONS


                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                           -----------------------------
                                                                1999            2000
                                                           -------------   -------------

Revenue                                                    $          -    $          -
                                                           -------------   -------------

Costs, Expenses and Other Income:
  Research and development                                            -             688
  General and administrative                                    778,483         551,796
  Debt conversion expense                                        96,343          72,098
  Interest expense                                              160,638          99,081
  Amortization of financing costs                                     -          24,244
  Other income                                                 (400,255)       (230,457)
                                                           -------------   -------------

      Total Costs, Expenses and Other Income                    635,209         517,450
                                                           -------------   -------------

Net Loss                                                   $   (635,209)   $   (517,450)
                                                           =============   =============

PER SHARE DATA:

Basic and Diluted Loss Per Share                           $       (.02)   $       (.01)
                                                           =============   =============

Weighted Average Common Shares Used in Basic and Diluted
   Loss Per Share                                            34,359,349      38,537,805
                                                           =============   =============

See notes to financial statements.


                                         TECHNOLOGY VISIONS GROUP, INC.
                               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000



                                                                                                               NOTES
                                                  COMMON STOCK         ADDITIONAL                  UNEARNED  RECEIVABLE
                                           -------------------------    PAID-IN     ACCUMULATED    FINANCE     FROM
                                               SHARES      AMOUNT       CAPITAL       DEFICIT      CHARGES  STOCKHOLDERS    TOTAL
                                           ------------- ----------- ------------- ------------- ----------- ---------- ------------
Balances at December 31, 1998                32,484,716  $   32,485  $ 11,386,090  $(14,895,616) $        -  $       -  $(3,477,041)

Issuance of stock for cash                      815,396         815       139,185             -           -          -      140,000
Issuance of stock for conversion
  of notes payable and
  related accrued interest                      675,875         676       143,722             -           -          -      144,398
Issuance of stock for accrued interest            2,500           3           497             -           -          -          500
Debt conversion expense                               -           -        96,343             -           -          -       96,343
Issuance of stock for accrued expenses           19,318          19         3,481             -           -          -        3,500
Exercised stock options                         300,000         300         2,700             -           -          -        3,000
Stock awarded to directors and officers       2,400,000       2,400       381,600             -           -          -      384,000
Stock awarded to employee                       125,000         125        19,875             -           -          -       20,000
Net loss                                              -           -             -      (635,209)          -          -     (635,209)
                                           ------------- ----------- ------------- ------------- ----------- ---------- ------------
Balances at December 31, 1999                36,822,805      36,823    12,173,493   (15,530,825)          -          -   (3,320,509)

Issuance of stock for cash                      229,680         230        37,270             -           -          -       37,500
Cancellation of stock pursuant to
  legal settlement                           (3,703,823)     (3,704)      (33,334)            -           -          -      (37,038)
Issuance of stock and options in exchange
  for notes payable and accrued interest      5,845,090       5,845     1,003,548             -           -          -    1,009,393
Exercised stock options                         340,000         340         3,060             -           -     (3,400)           -
Issuance of stock for consulting services       517,765         518       101,453             -           -          -      101,971
Issuances of stock for accounts payable         115,623         116        58,422             -           -          -       58,538
Issuance of stock for conversion of notes
  payable and accrued interest                  788,308         788       146,567             -           -          -      147,355
Debt conversion expense                               -           -        72,098             -           -          -       72,098
Value assigned to options issued for
  services                                            -           -        24,000             -           -          -       24,000
Value assigned to conversion features of
  convertible debt                                    -           -       495,143             -    (495,143)         -            -
Value assigned to warrants issued under
  December 28, 2000 debt offering                     -           -        93,750             -     (93,750)         -            -
Amortization of unearned financing fees               -           -             -             -      22,598          -       22,598
Net loss                                              -           -             -      (517,450)          -          -     (517,450)
                                           ------------- ----------- ------------- ------------- ----------- ---------- ------------
Balance at December 31, 2000                 40,955,448  $   40,956  $ 14,175,470  $(16,048,275) $ (566,295) $  (3,400) $(2,401,544)
                                           ============= =========== ============= ============= =========== ========== ============

                                                        5
See notes to financial statements.

                                 TECHNOLOGY VISIONS GROUP, INC.
                       (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                                    STATEMENTS OF CASH FLOWS


                                                                          FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                                        -----------------------
                                                                           1999         2000
                                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(635,209)   $(517,450)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                       25,000       25,315
       Amortization of unearned and deferred finance costs                      -       24,244
       Compensatory element of common stock and options                   405,000       24,000
       Gain from write-off of old obligations                            (352,558)    (258,030)
       Debt conversion expense                                             96,343       72,098
       Issuance of stock for accrued expenses                               3,500            -
       Issuance of stock for legal and consulting services                      -      101,971

    Cash provided by (used for) the change in assets and liabilities:
       Increase in accounts payable and  accrued liabilities              242,644      386,582
                                                                        ----------   ----------

       NET CASH USED IN OPERATING ACTIVITIES                             (215,280)    (141,270)
                                                                        ----------   ----------

CASH USED IN INVESTING ACTIVITIES
  Additions to property and equipment                                           -       (1,593)
                                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of stock                                             140,000       37,500
  Proceeds from exercise of stock options                                   2,000            -
  Proceeds from loans                                                     134,500      424,000
  Deferred finance charges                                                      -      (98,750)
                                                                        ----------   ----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                          276,500      362,750
                                                                        ----------   ----------

INCREASE IN CASH                                                           61,220      219,887

CASH - BEGINNING                                                           20,367       81,587
                                                                        ----------   ----------

CASH - ENDING                                                           $  81,587    $ 301,474
                                                                        ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
-----------------------------------

    Interest paid                                                       $       -    $       -
                                                                        ==========   ==========

    Income taxes paid                                                   $       -    $       -
                                                                        ==========   ==========

See notes to financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  1 -         BUSINESS AND CONTINUED OPERATIONS

                  Technology Visions Group, Inc. (the "Company") was incorporated in the State of Delaware on April 29, 1985. Prior to December 22, 2000 the company name was Orbit Technologies Inc. The Company is a technology portal for new and innovative technologies, engineering ideas, methods and processes. The Company's business plan is to develop or acquire new or innovative technologies that the Company believes hold the potential to become commercially viable products or processes. Once a product or process receives commercial validation through an outside or third party, it is the Company's intention to either spin it off as a separate business entity, or license or sell to an affiliated or unaffiliated entity that, at that time, becomes responsible for the production, marketing and sales of such products or services. The Company's technologies are undergoing certain feasibility studies and/or actual tests and evaluations. To date, the Company has not financially benefitted from the commercialization of any of its technologies.

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the years ended December 31, 1999 and 2000, the Company incurred net losses of approximately $635,000 and $517,000, respectively, and as of December 31, 2000, had a stockholders' deficiency and a working capital deficiency of approximately $2,402,000 and $2,562,000, respectively. The Company is in arrears with substantially all of its payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  1 -         BUSINESS AND CONTINUED OPERATIONS (Continued)

                  The Company is exploring additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. On December 28, 2000, the Company entered into a 10% Secured Convertible Debenture Agreement, in which it issued debentures to two investors for $750,000, of which $375,000 was received on December 28, 2000. Proceeds from the remaining $375,000 are due on the date that the Company's current registration statement is declared effective by the Securities and Exchange Commission ("SEC"). The debentures are convertible into shares of common stock subject to the terms and conditions of the agreement. Although there can be no assurance, management believes this funding will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements, including limited research and development through the next twelve months.

                  The Company is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. During the year ended December 31, 2000, the Company reached agreements with various noteholders, whereby $727,410 of principal and $392,300 of accrued interest was converted to equity.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Fair Value of Financial Instruments
                  -----------------------------------

                  The financial statements include various estimated fair value information at December 31, 1999 and 2000, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                  Cash and Cash Equivalents: The carrying amount approximates fair value because of the short-term maturity of those instruments.

                  Receivables and Payables: The carrying amounts approximate fair value because of the short maturity of those instruments.

                  Notes Payable: The carrying amounts of notes payable approximate fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

                  All of the Company's financial instruments are held for purposes other than trading.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                  Deferred and Unearned Financing Costs
                  -------------------------------------

                  Deferred and unearned finance costs represent expenses incurred and common shares issued to obtain financing for the Company and are amortized over the life of the related debt obligation.

                  Financing costs in connection with the December 2000 Convertible Debenture offering is being amortized over the expectant life (180 days) commencing on December 28, 2000. The expectant life was determined to be the conversion date that was most beneficial to the noteholder, in accordance with Emerging Issues Task Force ("EITF") topic number D-60.

                  Loss Per Share
                  --------------

                  Basic earnings per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents. Securities that could potentially dilute Basic EPS in the future, that were not included in the computation of Diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of options, warrants, convertible notes and debentures and convertible accrued salaries discussed in Notes 5, 6, 7, 8 and 11 to the accompanying financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


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

                  The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. In 1997, based on these evaluations, the Company recorded a charge of $223,064 related to special use assets under construction (Note 3). There were no adjustments to the carrying value of long-lived assets in 1999 and 2000.

                  Comprehensive Loss
                  ------------------

                  Comprehensive loss for the periods presented equals net loss.

                  Pensions and Other Post Retirement Benefits
                  -------------------------------------------

                  The Company reports pension and other post retirement benefits in accordance with SFAS No. 132, "Employers' Disclosures About Pensions and Other Post Retirement Benefits".

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  2 -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Impact of Recently Issued Accounting Standards
                  ----------------------------------------------

                  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No.133 and in June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments -- an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this standard will have a material impact on its financial position and results of operations.

                  In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance on disclosure related to revenue recognition policies. The Company believes that it currently complies with SAB 101.

NOTE  3 -         PROPERTY AND EQUIPMENT - NET

                  Property and equipment, net, consist of the following at December 31, 2000:


                      Computer equipment                             $    1,594
                      Office furniture and fixtures                      46,605
                      Research laboratory furniture and fixtures         65,087
                      In-process machinery                              223,064
                                                                      ----------

                              Sub-total                                 336,350

                      Accumulated depreciation                         (112,010)
                      Valuation allowance for in-process machinery     (223,064)
                                                                     -----------

                                                                     $    1,275
                                                                     ===========

                  In 1997, the Company provided for a $223,064 valuation allowance for a probable loss against two machines, which have not been placed in service to date. The valuation allowance is equal to the aggregate cost of the machines.

                  Depreciation expense for the years ended December 31, 1999 and 2000 was $19,868 and $20,185, respectively.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 -          INTANGIBLE ASSETS

                  Intangible assets consist of the following at December 31, 2000:


                        Patent costs                            $ 87,212
                        Accumulated amortization                 (29,665)
                                                                ---------

                                                                $ 57,547
                                                                =========

                  Patent costs are being amortized over seventeen years on the straight-line method.

                  Amortization expense for the years ended December 31, 1999 and 2000 was $5,132 and $5,130, respectively.

NOTE 5 -          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                  Accounts payable and accrued liabilities consist of the following at December 31, 2000:


                        Salaries to officers (Note 11)          $1,219,350
                        Professional fees                          286,578
                        Interest                                   162,541
                        Miscellaneous                                  684
                                                                -----------

                                                                $1,669,153
                                                                ===========

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 -          NOTES PAYABLE

                  Notes payable consist of the following at December 31, 2000:

                  a)       Represents a settlement agreement entered into during
                           1995 to pay past due consulting fees. Under such
                           agreement, the Company is required to repay this debt
                           from proceeds of future equity or debt financings as
                           follows: 6% of the 1st $1,000,000 - $60,000; 7% of
                           the 2nd $1,000,000 - $70,000; 8% of the 3rd
                           $1,000,000 - $80,000; 6.425% of the 4th $1,000,000 -
                           $64,250.                                                       $ 274,250

                  b)       During the years ended December 31, 2000, 1999, 1997
                           and 1996, the Company borrowed $49,000, $27,000,
                           $76,800 and $27,041, respectively, from its officers
                           and issued convertible notes to reflect these
                           borrowings. Each note bears interest of 10% per annum
                           and is due one year from the issuance date. The notes
                           principal and accrued interest are convertible into
                           common stock at prices ranging from $0.13 - $0.32 per
                           share of debt. During the year ended December 31,
                           2000, no payments of principal or interest were made.
                           At November 30, 2000, an officer representing
                           $174,841 of the debt, entered into a standstill
                           agreement with the Company in which the officer
                           agreed to forebear any collection of this debt for a
                           period of twelve months.                                         179,841

                  c)       During the years ended December 31, 1999 and 1998,
                           the Company borrowed $25,000 and $85,000,
                           respectively, from three private investors and issued
                           convertible promissory notes that matured during
                           November 1999. The interest rate on these promissory
                           notes range between 8% and 10%. The notes principal
                           balance and accrued interest can be converted into
                           the Company's common stock at the market price
                           discounted by 20% of the average bid price for the
                           period five days prior to the date of conversion. In
                           January of 1999, one of the private investors
                           converted their note with principal of $25,000 and
                           related accrued interest of $362 at the above rate
                           into 120,771 shares of common stock. In July of 2000,
                           another of the private investors converted their note
                           with principal of $25,000 into 210,147 shares of
                           common stock. On November 30, 2000, the remaining
                           investor entered into a standstill agreement with the
                           Company, in which the investor agreed to forebear any
                           collection of this debt for a period of twelve
                           months.                                                           60,000


                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 -          NOTES PAYABLE (Continued)


                  d)       On May 27, 1997, the Company entered into an
                           installment loan agreement with an individual
                           shareholder to borrow $300,000, payable in $100,000
                           installments on May 27,1997, September 5, 1997 and
                           December 3, 1997. As of December 31, 1998, the
                           shareholder has advanced the Company $299,500 against
                           the $300,000 loan agreement. The installment loan
                           bears interest at 12% per annum and was due on May
                           27, 1999. The loan agreement provides for a
                           semi-annual interest payments of $17,920. At December
                           31, 2000, the Company has defaulted on semi-annual
                           interest payments totalling $118,310. The installment
                           note is collateralized by the Company's rights,
                           titles and patents, technology known as "Polymer
                           Encapsulation Technology". On November 30, 2000, the
                           shareholder entered into a standstill agreement with
                           the Company in which the shareholder agreed to
                           forebear any collection of this debt for a period of
                           twelve months.                                                 $ 299,500

                  e)       During the second quarter of 1999, the Company
                           received the proceeds of a $32,500 loan from two
                           individuals. During 2000, one of the individuals
                           converted loans totalling $26,500 into 165,265 shares
                           of common stock.                                                   6,000
                                                                                          ---------

                            Total Notes Payable                                           $ 819,591
                                                                                          =========

                  The Company had four promissory notes aggregating $170,000, all of which were past due, with interest at 15%. During the year ended December 31, 1999, the Company reversed $120,000 of these notes, which date back to 1992 and 1993. The gain is reflected in the accompanying 1999 financial statements as other income of $246,313, which includes $126,313 of accrued interest related to these notes. During the year ended December 31, 2000, the Company reversed the remaining $50,000 note, which dated back to 1993. The gain is reflected in the accompanying 2000 financial statements as other income of $109,375, which includes $59,375 of accrued interest related to this note.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 -        NOTES PAYABLE (Continued)

                The Company also had a $100,000 one-year promissory note bearing interest at 10% per annum, due September 13, 1996. The note and related accrued interest was convertible into common stock at $0.60 per share. In 1999, as part of a settlement agreement with a noteholder, the Company agreed to convert principal of $50,000 and accrued interest of $18,281, relating to a note payable outstanding at December 31, 1998, into 273,132 shares of the Company's common stock. Under the original loan agreement, the debt was convertible, at the option of the noteholder, at $0.60 per share. The difference between the original conversion rate of $0.60 and the actual conversion rate of $0.25 was reflected in the accompanying 1999 financial statement as a debt conversion expense of $95,593. In 2000, the Company agreed with the noteholder to convert the remaining principal of $50,000 and accrued interest thereon of $18,281 into 287,200 shares of the Company's common stock. The difference between the original conversion rate of $0.60 and the actual conversion rate of $0.23775 per share was reflected in the accompanying 2000 financial statements as a debt conversion expense of $43,350.

                In addition, the Company had one-year promissory notes due at various dates in 1996 at interest ranging from 10% to 15% per annum. In 2000, as part of a settlement agreement, the Company converted to equity $600,000 of principal and $372,355 of accrued interest relating to these notes (see Note 8). There was no debt conversion expense with respect to this transaction.

NOTE 7 -        CONVERTIBLE DEBENTURES

                On December 28, 2000, the Company sold, through a private placement, $375,000 of 10% convertible debenture notes, due December 28, 2001. As additional consideration, the Company issued separate warrants to the purchasers to acquire 375,000 shares of the Company's common stock at 125% of the conversion price, determined as the lesser of $0.14 per share, or 55% of the lowest three trading days in the last ten trading days prior to the conversion date. The two investors have agreed to purchase an additional $375,000 of 10% convertible debenture notes at such time as the Company's current registration statement is declared effective by the SEC.

                The debenture agreement permits the holders of the debentures to convert the debt into shares of common stock at beneficial conversion rates. The conversion feature commences at the original issue date. Shares of common stock to be issued at the conversion date shall be equal to the outstanding principal and accrued interest at the conversion date, divided by the conversion price. The conversion price is the lower of $0.14, or the average of the lowest three trading days in the last ten trading days prior to the conversion date, multiplied by 55%.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 -        CONVERTIBLE DEBENTURES (Continued)

                The convertible debenture agreements obligate the Company to have on deposit with the transfer agent a number of common shares equal to 200% of the sum of (i) the number of shares of common stock into which the debentures are convertible, (ii) interest thereon and (iii) the number of shares of common stock related to the warrants.

                The Company assigned a value of $482,143 to the beneficial conversion feature of the $375,000 of debentures and $93,750 to the warrants to buy shares issued to the purchasers of the convertible debentures. These amounts are accounted for separately from the convertible debentures as an addition to paid-in capital and as a reduction of stockholders' equity for the unearned portion. The unearned portion is being amortized on the interest method over the 180-day period that commenced on December 28, 2000 and is being charged to financing costs. For the year ended December 31, 2000, amortization of such unearned financing cost amounted to $9,598.

                Costs in connection with the $375,000 convertible debenture offering allocated to the convertible debentures, amounted to $98,750. Such costs were comprised of legal fees of $55,000, and consulting fees of $43,750. The Company is amortizing such costs over 180 days as a financing expense commencing December 28, 2000. For the year ended December 31, 2000, amortization of such costs amounted to $1,646.

                The convertible debentures are collateralized by all goods (including property and equipment), inventories, receivables, contract rights, general intangibles, documents, chattel paper and computer programs, whether presently owned or existing or hereafter acquired or produced, and the products and proceeds of all the collateral.

NOTE 8 -        STOCKHOLDERS' EQUITY

                Authorized Shares
                -----------------

                Effective December 22, 2000, the articles of incorporation was amended to increase the authorized shares of common stock from 50,000,000 shares par value $.01 to 100,000,000 shares par value of $.001. Effective December 22, 2000, the articles of incorporation was amended to increase the authorized preferred shares from 1,000,000 shares par value $.01 to 2,000,000 shares par value $.001.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 -        STOCKHOLDERS' EQUITY (Continued)

                a)    Common Stock Transactions
                      -------------------------

                      1999:
                      -----

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

                      During the third quarter of 1999, an individual exercised 200,000 non- qualified stock options, at an exercise price of $0.01 per share.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 -        STOCKHOLDERS' EQUITY (Continued)

                a)    Common Stock Transactions (Continued)
                      -------------------------

                      1999: (Continued)
                      ----

                      During the first quarter of 1999, the Company converted $50,000 of principal and $18,281 of accrued interest into 273,132 shares of common stock. The difference between the original conversion rate of $0.60 and the actual conversion rate of $0.25 per share was reflected in the accompanying financial statements as a debt conversion expense of $95,593.

                      During the third quarter of 1999, the Company issued 19,318 shares of common stock in settlement of services to an individual for $3,500. The difference between the conversion rate and the value of the services was reflected in the accompanying financial statements as a debt conversion expense of $750.

                      2000:
                      -----

                      During the first quarter of 2000, the Company sold 229,680 shares of common stock for $37,500.

                      On June 15, 2000, the Company's shareholders voted to ratify an agreement to settle a dispute. Pursuant to the agreement, the Company cancelled 3,703,823 shares of previously issued common stock and exchanged $600,000 of notes payable and $372,355 of related accrued interest for 5,845,090 new shares of the Company's common stock and stock options to purchase 1,100,000 shares of common stock at $0.23 for 9 months; $0.50 after 9 months but within 15 months; and $0.75 after 15 months but within 24 months. The options were valued at $0.09 per share, or $99,000, on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                             Risk-free interest rate             5%
                             Expected life                       9 months
                             Expected volatility                 50%
                             Dividend yield                      0%

                      During the year 2000, the Company issued 517,765 shares of common stock for legal and consulting expenses valued at $101,971.

                      During the third quarter of 2000, the Company issued 115,623 shares of common stock for payment of accounts payable of $58,538.

                      During the third quarter of 2000, the Company converted $25,000 of principal into 210,147 shares of common stock.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 -        STOCKHOLDERS' EQUITY (Continued)

                a)    Common Stock Transactions (Continued)
                      -------------------------

                      2000: (Continued)
                      ----

                      During the fourth quarter of 2000, an individual exercised 340,000 non- qualified stock options at an exercise price of $.01 per share. The options, which were exercised, were granted in 1996.

                      During the fourth quarter of 2000, the Company converted $50,000 of principal and $18,281 of accrued interest into 287,200 shares of common stock. The difference between the original conversion rate of $0.60 and the actual conversion rate of $0.23775 per share was reflected in the accompanying financial statements as a debt conversion expense of $43,350.

                      During the fourth quarter of 2000, the Company issued 290,961 shares of common stock for conversion of $52,410 of notes payable, plus $1,664 of accrued interest.

                b)    Warrants
                      --------

                      Pursuant to the Convertible Debenture financing completed in December of 2000, the Company issued to the purchasers of the Convertible Debentures warrants to purchase 375,000 shares of common stock and issued to the placement agent at an exercise price equal to 125% of the conversion price per share. The warrants can be exercised over a three-year period ending December 28, 2003. The warrants were valued at $93,750 and said amount is being charged to operations as a financing cost over the 180-day period commencing December 28, 2000. During the year ended December 31, 2000, amortization of this finance cost amounted to $1,562. The warrants have not been exercised.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 -        STOCKHOLDERS' EQUITY (Continued)

                c)    Stock Options
                      -------------

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 -        STOCKHOLDERS' EQUITY (Continued)

                c)    Stock Options (Continued)
                      -------------

                      (2)    Non-Qualified Stock Options Outside the Option Plan
                             ---------------------------------------------------

                             From time to time, the Company issues non-qualified stock options outside the option plan described in
                             (1) above. These options are generally granted to consultants for past services and are granted to noteholders in connection with financing agreements.

                             During 1999, a consultant exercised non-qualified stock options, which had been granted in 1998 outside of the 1995 option plan, for 200,000 shares of common stock at $.01 per share.

                             In addition, during the year ended December 31, 1999, four directors and one officer were each granted stock options for 200,000 shares, of which 100,000 options are exercisable over two years, at a price of $0.50 per share, and 100,000 options are exercisable over three years, at a price of $1.00 per share, respectively.

                             In 2000, the Company entered into a consulting agreement with an attorney. Under the terms of the agreement, the Company issued 50,000 shares of common stock as compensation for services provided, and granted an option to the attorney to purchase 150,000 shares of common stock at a price of $0.45 per share. The options will expire, unless exercised, on December 31, 2004. During 2000, the Company valued the 50,000 shares of common stock issued for consulting services at $14,500 and the options for 150,000 shares at $24,000. Both those amounts were charged to operations in 2000.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 -        STOCKHOLDERS' EQUITY (Continued)

                c)    Stock Options (Continued)
                      -------------

                      (3)    Shares Under Option
                             -------------------

                             The following is a summary of activity and information relating to shares (rounded to whole shares) subject to option under the above described plans for the years ended December 31, 1999 and 2000:

                                                      Weighted                                Weighted
                                   Incentive           Average         Non-Qualified           Average
                                 Stock Options     Exercise Price      Stock Options       Exercise Price
                                  -----------        -----------        -----------          -----------
Outstanding - 12/31/98               516,400         $      .79          4,140,672           $      .08
                                                     -----------                             -----------

Options granted - 1999:
  Outside the option plan -
     directors and officers                -                  -          1,000,000                  .75
Options expired/cancelled:
  Outside the plan                         -                  -           (160,000)                 .87
Options exercised                          -                  -           (300,000)                 .01
                                  -----------        -----------        -----------          -----------

Outstanding - 12/31/99               516,400                .79          4,680,672                  .20


Options granted - 2000:
  Outside the plan                         -                  -            150,000           $      .45
Options expired/cancelled:
   Outside the plan                        -                  -            (50,000)                1.06
Options exercised                          -                  -           (340,000)                 .01
                                  -----------        -----------        -----------          -----------

Outstanding - 12/31/00               516,400                .79          4,440,672                  .21
                                  ===========        ===========        ===========          ===========


Composition at 12/31/00:
------------------------
  1995 stock option plan
    ($.50-$.87/share)                516,400         $      .79                  -            $       -
  1995 stock option plan
    ($.01/share)                           -                  -          2,244,976                  .01
  Outside the option plan -
    consultants
    ($.01-$0.87/share)                     -                  -          1,195,696                  .14
  Outside the option plan -
    directors and officers
    ($.50-$1.00/share)                     -                  -          1,000,000                  .75
                                  -----------        -----------        -----------          -----------

Outstanding - 12/31/00               516,400         $      .79          4,440,672           $      .21
                                  ===========        ===========        ===========          ===========

Total Value at Option Price                $   406,200                            $   936,407
                                           ============                           ===========

Total Exercisable Value at
    Option Price                           $   406,200                            $  936,407
                                           ============                           ===========

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 -        STOCKHOLDERS' EQUITY (Continued)

                c)    Stock Options (Continued)
                      -------------

                      (3)    Shares Under Option (Continued)
                             -------------------

                             Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for the year ended December 31, 1999 would have been approximately $733,000, or $(.02) per share, on a diluted basis. The fair value of the options granted during 1999 are estimated at $98,000 on the date of grant using the Black- Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 50%, a risk-free interest rate of 5% and an expected life of two years from date of vesting.

                Earnings Per Share
                ------------------

                Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                                      Number of Potential
                                                                       Additional Common
                                                                            Shares
                                                                      -------------------
                   Warrants to purchase common stock                         375,000
                   Convertible Debt (assumed conversion at
                     December 31, 2000 market value price and at
                     largest discount)                                     3,613,524
                   Options to purchase common stock                        4,957,072
                   Accrued salaries                                        5,238,878
                                                                          ----------

                        Total as of December 31, 2000                     14,184,474
                                                                          ==========

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 -        OTHER INCOME

                Other income consists of the following for the years ended December 31, 1999 and 2000:


                                                                  1999             2000
                                                              ------------     ------------
                a) Gain from litigation settlement            $    47,697      $         -
                b) Gain from write-off of old obligations         352,558          230,457
                                                              ------------     ------------

                 Total                                        $   400,255      $   230,457
                                                              ============     ============

                a) On June 21, 1999, the Company reached a settlement agreement and general release with Jeffer, Mangels, Butler & Marmaro, LLP, whereby the parties agreed that the Company shall pay the sum of $60,000, which represents a comprise sum for the amounts due under a court judgment in favor of Jeffer, Mangels, Butler & Marmaro, LLP for past due services in the amount of $107,697, plus interest, at a rate of ten percent per annum from December 10, 1996, and costs, including reasonable attorney's fees in the amount of $30,671. This settlement resulted in a net gain of $47,697, which has been reflected as other income during the year ended December 31, 1999.

                b) During the years ended December 31, 1999 and 2000, the Company recorded gains of $352,558 and $230,457 from the write-off of old obligations dating back to 1992 and 1993.

NOTE 10 -       INCOME TAXES

                The Company was not required to provide for a provision for income taxes for the years ended December 31, 1999 and 2000 as a result of net operating losses incurred during those years.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 -       INCOME TAXES (Continued)

                The components of deferred tax assets and liabilities at December 31, 2000 consist of the following:


                   Deferred Tax Assets:
                       Net operating loss carryforwards              $3,948,000
                       Tax effects of temporary differences (*)       1,593,000

                           Total Gross Deferred Tax Assets            5,541,000
                                                                      5,541,000
                       Less: Valuation allowance                     ----------

                                                                     $        -
                            Net Deferred Tax Assets                  ==========

                (*) Temporary differences that give rise to the deferred tax asset at December 31, 2000 are primarily: compensatory element of grants of stock options, awards of common stock, allowance against equipment expenditures, and deferred officers' compensation.

                The net change in the valuation allowance for deferred tax assets was a decrease of $195,000.

                As of December 31, 2000, the Company had available approximately $9,870,000 of net operating losses for income tax purposes that may be carried forward to offset future taxable income, if any. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating loss carry forwards in the event of an ownership change as defined by the Internal Revenue Code.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 -       INCOME TAXES (Continued)

                These carryforwards expire in the following approximate amounts:

                  Year of Expiration:
                  ------------------

                        2001                                   $     726,000
                        2002                                          43,000
                        2003                                           2,000
                        2004                                           2,000
                        2005                                           1,000
                        2006                                           1,000
                        2007                                         937,000
                        2008                                       1,937,000
                        2009                                         932,000
                        2010                                       1,814,000
                        2011                                       1,366,000
                        2012                                         560,000
                        2018                                         799,000
                        2019                                         270,000
                        2020                                         480,000
                                                               -------------

                                                               $   9,870,000
                                                               =============

                A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:


                                                        Years Ended December 31,
                                                        ------------------------
                                                         1999              2000
                                                        -------          -------
                    Federal statutory rate              (34.0)%          (34.0)%
                    Non-deductible expenses                .9              0.6
                    Unutilized net operating loss        33.1             33.4
                                                        -------          -------

                    Effective rate                       -0-  %           -0-  %
                                                        =======          =======

NOTE 11 -       COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

                Lease Obligation
                ----------------

                The Company has a non-cancellable operating lease for office space that expires on June 30, 2001. At December 31, 2000, future minimum lease obligations remaining on this lease in 2001 total $9,420.

                Rental expense for the years ended December 31, 1999 and 2000 was $20,478 and $17,587, respectively.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 -       COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

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

                For each of the years ended December 31, 1999 and 2000, the expense recorded under the remaining agreements amounted to $252,000 and $213,750. At December 31, 2000, unpaid obligations under these agreements amounted to $1,219,350 and are convertible into common stock at $0.22 per share for compensation served through 1999 and at $0.32 per share in 2000.

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

                No compensation was earned under this plan for the years ended December 31, 1999 and 2000.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


 NOTE 11 -      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

                Litigation/Disputes
                -------------------

                BENVENISTE, ET AL. VS. LAHEY, ET AL. On June 2, 1997, Richard Benveniste and Edgar Benveniste filed suit in the Delaware Court of Chancery on behalf of themselves and purportedly on behalf of the Company against James B. Lahey, James A. Giansiracusa, Stephen V. Prewett, Ian C. Gent and William N. Whelen.
                The complaint sought a determination by the Court of Chancery as to who constituted the valid directors of the Company in connection with a written consent action initiated by the plaintiffs. On February 23, 2001, the plaintiffs dismissed this action.

NOTE 12 -       SUPPLEMENTAL CASH FLOW INFORMATION

                Non-Cash Transactions
                ---------------------

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 -       SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

                Non-Cash Transactions (Continued)
                ---------------------

                During the Year Ended December 31, 2000:

                a) The Company issued 497,347 shares of common stock for conversion of $75,000 of notes payable, plus $18,281 of accrued interest.

                b) The Company converted $600,000 of principal, plus $372,355 of accrued interest, relating to a note payable, into 5,845,090 shares of common stock and cancelled 3,703,823 of common shares.

                c) The Company issued 115,623 shares of common stock for payment of accounts payable of $58,538.

                d) The Company issued 517,765 shares of common stock for legal and consulting services valued at $101,971.

                e) An individual exercised 340,000 non-qualified stock options at an exercise price of $0.01. At December 31, 2000, the Company has a note receivable in the amount of $3,400 from the shareholder.

                f) The Company reversed a $50,000 note payable and $59,375 of accrued interest relating to this note. The gain is reflected in the accompanying financial statements as other income.

                g) The Company issued 290,961 shares of common stock for conversion of $52,410 of notes payable, plus $1,664 of accrued interest.