Form 10QSB
period 2001-03-31
TECHNOLOGY VISIONS GROUP INC
filed 2001-05-21
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period ended: March 31, 2001


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

                                     PART I

Forward-Looking Statements

This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. Technology Visions' actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set out elsewhere in this Form 10-QSB. The following summary is qualified in its entirety by the more detailed information and the consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-QSB.

Plan of Operation

Since 1996, Technology Visions has focused on the development and use of its polydimethylsiloxane-based Polymer Encapsulation Technology (PET) as a method for stabilizing and encapsulating various radioactive and toxic waste materials leading to a final waste form for disposal.

Technology Visions has completed test and evaluation contracts for Lockheed Martin Idaho Technologies Company and Bechtel BWXT, in conjunction with the U.S. Department of Energy, Idaho Operations Office, Idaho Falls, ID. The Idaho Falls site is one of many United States waste management sites containing one form or another of either radioactive, toxic and/or hazardous waste requiring cleanup processing. Technology Visions functions as a subcontractor for Lockheed and/or Bechtel BWXT and is paid a fixed fee for each contract, which must be completed within the designated time frame. Following testing, the contractor then submits a report to the U.S. Department of Energy outlining the results of each technology tested and recommending further research strategies and treatment options.

In March 1998, Lockheed Martin Idaho Technologies Company awarded Technology Visions a contract to evaluate encapsulation of low-level calcine waste with PET. Calcine waste is a radioactive waste that results from nuclear fuel reprocessing and consists of salts and heavy metals. Terms of this contract required Technology Visions to complete testing by August 30, 1998 for the total purchase price of $27,675. Test results indicated that PET has potential as an encapsulating method for final disposal of calcine waste and recommended exploration of further treatment formulations.

In May 1999, Lockheed Martin Idaho Technologies Company awarded Technology Visions a contract to evaluate PET for disposal of actual pilot scale calcine waste. The contract was subsequently assigned to Bechtel BWXT, Idaho Falls. In September 1999, the contract was expanded and directed that PET be examined at maximum waste loading scenarios as a means for transporting high-level calcine wastes out of Idaho to an off-site melter. Terms of this contract required that testing be completed by September 15, 1999 for a total price of $60,000. In November 1999, testing of PET showed positive results for encapsulating calcine waste for both disposal at a permanent high-level waste disposal site and for transportation offsite. Bechtel BWXT recommended to the U.S. Department of Energy that a pilot plant demonstration be conducted to test and evaluate disposal parameters and product transportation. Other recommendations included encapsulation and mixing studies utilizing actual radioactive materials.

In June 2000, Bechtel BWXT awarded Technology Visions a contract to manage in-situ grout candidate materials, submitted by different manufacturers. Field-testing commenced in April 2001. Results from this testing is not yet available. The fixed price for this testing was $227,351.00.

Technology Visions will focus its human resources and funding on continuing to develop PET as an advanced technological solution to various radioactive and toxic waste materials identified for disposal by the Department of Energy. Discussions with Bechtel BWXT, the University of Akron, and the Department of Energy center around the potential application of a specific formulation of PET. Technology Visions currently is pursuing projects dealing with high-level radioactive waste and buried low-level mixed waste at the Idaho National Engineering and Environmental Laboratory at the Department of Energy site in Idaho Falls, Idaho.

Building on the test results of the Lockheed Martin contracts, where PET showed positive results for encapsulating radioactive waste, the marketing strategy is to build a substantial government and private sector business in which Technology Visions' system will be used in the containment of various radioactive and heavy metal wastes. Work has begun with initial contacts being made with industry leaders in the waste management and waste remediation sectors and potential end-users of the technology. Ultimately, Technology Visions plans to develop strategic relationships with prime contractors throughout the waste management industry.

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

Technology Visions' business plan is to develop a specific technology, PET or a derivative of that technology, for multiple market applications. Then Technology Visions plans to license the technology and/or application to an unaffiliated entity. This entity will develop strategies tailored to each technology and/or application pertaining to manufacturing, marketing, joint venture and sublicensing. The current working capital from the convertible debenture financing is expected to satisfy Technology Visions' capital requirements for at least one year. With that capital, Technology Visions will conduct those research and development tasks that would expedite the path to commercialization. Research and development will focus on those efforts necessary to commercialize Technology Visions' PET material. Technology Visions also plans to investigate other materials that have the properties for potential development into a family of stabilizing, encapsulating and entombing technologies for participation in the radioactive and toxic waste cleanup market. As with the development of any new technology, until a commercial product has been developed, purchased and utilized by a third party, the efficacy of the product is in question. But Technology Visions believes that based on the developments to date, the company should anticipate a commercial product in the next twelve to eighteen months.

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

Other Matters.   None.
--------------

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Benveniste, et al. vs. Lahey, et al. On June 2, 1997, Richard Benveniste and Edgar Benveniste filed suit in the Delaware Court of Chancery on behalf of themselves and purportedly on behalf of the Company against James B. Lahey, James A. Giansiracusa, Stephen V. Prewett, Ian C. Gent and William N. Whelen. The complaint sought a determination by the Court of Chancery as to who constituted the valid directors of the Company in connection with a written consent action initiated by the plaintiffs. On February 23, 2001, the plaintiffs dismissed this action. The action has been dismissed. Technology Visions Group, Inc. is not a party to any litigation.

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

         (b)      Reports on Form 8-K. (1)

         (c)      Exhibits

         Exhibit
         Number            Exhibit

         (11)     Computation of per share earnings. (1)

         (15)     Letter on unaudited interim financial information. (1)

         (18)     Letter on change in accounting principles. (1)

         (99-1)   Risk Factors. (1)

(1) See Technology Visions Group, Inc. and Subsidiaries Financial Report for the period ended December 31, 2000, which is hereby incorporated by reference.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY VISIONS GROUP, INC.
------------------------------
        Registrant



Date: May 21, 2001                       By: /s/ James B. Lahey
      ------------                           -----------------------------------
                                         James B. Lahey, Chief Executive Officer
                                         Chairman of the Board of Directors

Date: May 21, 2001                       By: /s/ James A. Giansiracusa
      ------------                           -----------------------------------
                                             James A. Giansiracusa, Secretary/
                                             Chief Financial Officer

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                              INDEX TO FORM 10-QSB
                                 MARCH 31, 2001


PART I  - FINANCIAL INFORMATION

    ITEM 1  - FINANCIAL STATEMENTS


        BALANCE SHEETS                                                        1
            At December 31, 2000 and March 31, 2001


        STATEMENTS OF OPERATIONS                                              2
            For the Three Months Ended March 31, 2000 and 2001


        STATEMENTS OF STOCKHOLDERS" DEFICIENCY                                3
            For the Three Months Ended March 31, 2000 and 2001


        STATEMENTS OF CASH FLOWS                                              4
            For the Three Months Ended March 31, 2000 and 2001


        NOTES TO FINANCIAL STATEMENTS                                      5 - 8


    ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION



                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                                  BALANCE SHEET
                                   (UNAUDITED)
                                AT MARCH 31, 2001


                                     ASSETS
                                     ------

Current Assets:
   Cash                                                               $    155,259
                                                                      -------------

      Total Current Assets                                                 155,259

Property and Equipment  - At cost, net of accumulated
   depreciation and allowance against equipment expenditures                 1,195

Intangible Assets, Net of accumulated amortization                          56,264

Deferred finance charges, net of accumulated amortization of
$18,646                                                                     80,097

Other Assets                                                                 4,800
                                                                      -------------

      Total Assets                                                    $    297,615
                                                                      =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Accounts payable and accrued liabilities                            $  1,689,137
  Notes payable                                                            815,909
  Convertible debentures                                                   375,000
                                                                      -------------

      Total Current Liabilities                                          2,880,046
                                                                      -------------

Commitments, Contingencies and Other Matters
    (Notes 1, 2 and 3)

Stockholders' Deficiency:
   Preferred stock - par value: $.001 per share; shares
      authorized: 2,000,000; shares issued and outstanding: none                 -
   Common stock - par value: $.001 per share; shares
      authorized: 100,000,000;  shares issued and outstanding:
      40,955,448 and 40,982,234 as of December 31, 2000 and
      March 31, 2001, respectively                                          40,982
   Additional paid-in capital                                           13,965,300
   Accumulated deficit                                                 (16,438,642)
   Unearned finance charges                                               (146,671)
   Notes receivable - stock sale                                            (3,400)
                                                                      -------------

      Total Stockholders' Deficiency                                    (2,582,431)
                                                                      -------------

      Total Liabilities and Stockholders' Deficiency                  $    297,615
                                                                      =============


See notes to financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001



                                                     2000             2001
                                                -------------      -------------

Revenue                                         $          -       $          -
                                                -------------      -------------

Costs and Expenses:
  Research and development                               689                  -
  General and administrative                         100,592            163,227
  Amortization of finance charges                          -            222,736
  Interest expense                                    47,064              4,404
                                                -------------      -------------

        Total Costs and Expenses                     148,345            390,367
                                                -------------      -------------

Net Loss                                        $   (148,345)      $   (390,367)
                                                =============      =============

Per Share Data:
---------------

Basic and Diluted Loss Per Share                $      (.004)      $       (.01)
                                                =============      =============

Weighted Average Common Shares                    37,009,806         40,956,478
                                                =============      =============



See notes to financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001



                                                    Common Stock            Additional
                                            ----------------------------     Paid-in       Accumulated
                                               Shares         Amount          Capital         Deficit
                                            -------------  -------------   -------------   -------------
Balances at December 31, 1999                 36,822,805   $     36,823    $ 12,173,493    $(15,530,825)

Issuance of stock for cash                       229,680            230          35,203               -
Net loss                                               -              -               -        (148,345)
                                            -------------  -------------   -------------   -------------

Balance at March 31, 2000                     37,052,485   $     37,053    $ 12,208,696    $(15,679,170)
                                            =============  =============   =============   =============


Balances at December 31, 2000                 40,955,448   $     40,956    $ 13,961,575    $(16,048,275)

Issuance of stock for consulting services         26,786             26           3,723               -
Amortization of unearned finance charges               -              -               -               -
Net loss                                               -              -               -        (390,367)
                                            -------------  -------------   -------------   -------------
Balance at March 31, 2001                     40,982,234     $   40,982    $ 13,965,300    $(16,438,642)
                                            =============  =============   =============   =============


                                                              Notes
                                              Unearned     Receivable
                                              Finance         from
                                              Charges      Stockholders        Total
                                           -------------   -------------   -------------

Balances at December 31, 1999              $          -    $          -    $ (3,320,509)

Issuance of stock for cash                            -               -          37,500
Net loss                                              -               -    $ (3,431,354)
                                           -------------   -------------   -------------

Balance at March 31, 2000                  $          -    $          -    $ (3,431,354)
                                           =============   =============   =============


Balances at December 31, 2000              $   (352,402)   $     (3,400)   $ (2,401,544)

Issuance of stock for consulting services             -               -           3,749
Amortization of unearned finance charges        205,731               -         205,731
Net loss                                              -               -        (390,367)
                                           -------------   -------------   -------------
Balance at March 31, 2001                  $   (146,671)   $     (3,400)   $ (2,582,431)
                                           =============   =============   =============




See notes to financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                          -----------------------
                                                                             2000         2001
                                                                          ----------   ----------
Cash Flows from Operating Activities
  Net loss                                                                $(148,345)   $(390,367)
  Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                       6,330        1,363
          Amortization of finance charges                                         -      222,736
          Common stock issued for consulting services                             -        3,749
      Cash provided by (used for) the change in assets and liabilities:
           Increase in accounts payable and accrued liabilities              72,912       19,986
                                                                          ----------   ----------

            Net Cash Used in Operating Activities                           (69,130)    (142,533)
                                                                          ----------   ----------

Cash Used in Investing Activities
   Capital expenditures                                                      (1,594)           -
                                                                          ----------   ----------

Cash Flows from Financing Activities
  Proceeds from sale of stock                                                37,500            -
  Repayment of notes payable                                                      -       (3,682)
                                                                          ----------   ----------
          Net Cash Provided By (Used In) Financing Activities                37,500       (3,682)
                                                                          ----------   ----------

Decrease in Cash                                                            (33,197)   (146,215)
Cash - Beginning                                                             81,587     301,474
                                                                          ----------   ----------
Cash - Ending                                                             $  48,390    $ 155,259
                                                                          ==========   ==========

SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
         Interest                                                         $       -    $  26,318
                                                                          ==========   ==========
         Income taxes                                                     $       -    $       -
                                                                          ==========   ==========

See notes to financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  1 -       BUSINESS AND CONTINUED OPERATIONS

                Technology Visions Group, Inc. (the "Company") was incorporated in the State of Delaware on April 29, 1985. Prior to December 22, 2000 the company name was Orbit Technologies, Inc. The Company's business plan focuses on applied research and development of new and innovative technologies, engineering ideas, methods, and processes that hold the potential to become commercially viable products or processes. Once a product or process receives commercial validation through an outside or third party, it is the Company's intention to either spin it off as a separate business entity, or license or sell to an affiliated or unaffiliated entity that, at that time, becomes responsible for the production, marketing and sales of such products or services. The Company's technologies are undergoing certain feasibility studies and/or actual tests and evaluations. To date, the Company has not financially benefited from the commercialization of any of its technologies.

                The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the years ended December 31, 2000 and the three months ended March 31, 2001, the Company incurred net losses of approximately $517,000 and $390,500, respectively, and as of March 31, 2001, had a stockholders' deficiency and a working capital deficiency of approximately $2,582,500 and $2,725,000, respectively. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in 2001.

                         TECHNOLOGY VISIONS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
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

NOTE  2 -       CAPITALIZATION

                Common Stock
                ------------

                During the first quarter of 2001, the Company issued 26,786 shares of common stock for consulting fees totaling $3,749.

NOTE  3 -       COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

                Litigation/Disputes
                -------------------

                a) Benveniste, et al. vs. Lahey, et al. On June 2, 1997, Richard Benveniste and Edgar Benveniste filed suit in the Delaware Court of Chancery on behalf of themselves and purportedly on behalf of the Company against James B. Lahey, James A. Giansiracusa, Stephen V. Prewett, Ian C. Gent and William N. Whelen. The complaint sought a determination by the Court of Chancery as to who constituted the valid directors of the Company in connection with a written consent action initiated by the plaintiffs. On February 23, 2001, the plaintiffs dismissed this action.

                         TECHNOLOGY VISIONS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 -        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                Accounts payable and accrued liabilities consist of the following at March 31, 2001:


                           Salaries to officers                  $1,266,850
                           Professional fees                        280,978
                           Interest                                 140,628
                           Miscellaneous                                684
                                                                 ----------
                                                                 $1,689,140
                                                                 ==========


NOTE 5 -        CONVERTIBLE DEBENTURES

                On December 28, 2000, the Company sold, through a private placement, $375,000 of 10% convertible debenture notes, due December 28, 2001. As additional consideration, the Company issued separate warrants to the purchasers to acquire 375,000 shares of the Company's common stock at 125% of the conversion price, determined as the lesser of $0.14 per share, or 55% of the lowest three trading days in the last ten trading days prior to the conversion date. The two investors have agreed to purchase an additional $375,000 of 10% convertible debenture notes at such time as the SEC declares the Company's current registration statement effective.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 -        CONVERTIBLE DEBENTURES (Continued)

                The Company assigned a value of $281,250 to the beneficial conversion feature of the $375,000 of debentures and $93,750 to the warrants to buy shares issued to the purchasers of the convertible debentures. These amounts are accounted for separately from the convertible debentures as an addition to paid-in capital and as a reduction of stockholders' equity for the unearned portion. The unearned portion is being amortized on the interest method over the 180-day period that commenced on December 28, 2000 and is being charged to financing costs. For the three months ended March 31, 2001, amortization of such unearned financing cost amounted to $205,731.

                Costs in connection with the $375,000 convertible debenture offering allocated to the convertible debentures, amounted to $98,750. The Company is amortizing such costs over 180 days as a financing expense commencing December 28, 2000. For the three months ended March 31, 2001, amortization of such costs amounted to $17,005.

                The convertible debentures are collateralized by all goods (including property and equipment), inventories, receivables, contract rights, general intangibles, documents, chattel paper and computer programs, whether presently owned or existing or hereafter acquired or produced, and the products and proceeds of all the collateral.

                         TECHNOLOGY VISIONS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 -        STOCKHOLDERS' EQUITY

                Authorized Shares

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

                Earnings Per Share

                Securities that could potentially dilute basic earnings per share ("EPS) in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


                                                                          Number of Potential
                                                                           Additional Common
                                                                                Shares
                                                                                ------
                      Warrants to purchase common stock                        375,000
                      Convertible Debt (assumed conversion at
                          March 31, 2001 market value price and at
                          largest discount)                                  3,614,000
                      Options to purchase common stock                       4,957,000
                      Accrued salaries                                       5,300,000
                                                                            ----------

                            Total as of March 31, 2001                      14,246,000
                                                                            ==========