Form 10KSB/A
period 2000-12-31
TECHNOLOGY VISIONS GROUP INC
filed 2001-05-29
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A


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

         In June 2000, Bechtel BWXT awarded Technology Visions a contract to manage the evaluation of in-situ grout candidate materials, submitted by different manufacturers. Field testing commenced in April 2001. Results of such testing are not yet available.


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

         3.  New Technologies
         --  ----------------

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

     In March 1998, Lockheed Martin Idaho Technologies Company awarded Technology Visions a contract to evaluate encapsulation of low-level calcine waste with PET. Calcine waste is a radioactive waste that results from nuclear fuel reprocessing and consists of salts and heavy metals. Terms of this contract required Technology Visions to complete testing by August 30, 1998 for the total purchase price of $27,675,000. Test results indicated that PET has potential as an encapsulating method for final disposal of calcine waste and recommended exploration of further treatment formulations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information concerning the directors and executive officers of Technology Visions:


NAME                      AGE        TITLE
------------------------- ---------- ------------------------------------------------------------------
James B. Lahey            66         Chairman of the Board of Directors, President, Chief Executive
                                     Officer, and Director
------------------------- ---------- ------------------------------------------------------------------
                                     Chief Operating Officer, Secretary, Chief Financial Officer and
James A. Giansiracusa     52         Director
------------------------- ---------- ------------------------------------------------------------------
Stephen V. Prewett        58         Vice-President-Technology Development and Director
------------------------- ---------- ------------------------------------------------------------------
Ian C. Gent               59         Director
------------------------- ---------- ------------------------------------------------------------------
William N. Whelen, Jr.    63         Director
------------------------- ---------- ------------------------------------------------------------------

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

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

         The following table presents, for each of the last three fiscal years, the annual compensation earned by the chief executive officer and the most highly compensated executive officers of Technology Visions for the three fiscal years ended December 31, 2000:


Summary Compensation Table
                                               Annual                                        Long Term
                                               Compensation                                  Compensation
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


         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name                        Shares         Value        Number of Securities Underlying     Value of In-the-Money
                            Acquired on    Realized     Unexercised Options/SARs at FY-End  Options/SARS at FY-End ($)
                            Exercise (#)   ($)          Exercisable/Unexercisable           Exercisable/Unexercisable
--------------------------- -------------- ------------ ----------------------------------- --------------------------
James B. Lahey              0              0            500,000/0                           $200,000/$0
--------------------------- -------------- ------------ ----------------------------------- --------------------------
James A. Giansiracusa       0              0            1,556,593/0                         $622,637/$0
--------------------------- -------------- ------------ ----------------------------------- --------------------------
Stephen V. Prewett          100,000        0            694,783/0                           $277,913/$0
--------------------------- -------------- ------------ ----------------------------------- --------------------------
Ian C. Gent                 0              0            200,000/0                           $80,000/$0
--------------------------- -------------- ------------ ----------------------------------- --------------------------
William N. Whelen           0              0            200,000/0                           $80,000/$0
--------------------------- -------------- ------------ ----------------------------------- --------------------------

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

Technology Visions Group, Inc.

By:  /S/JAMES B. LAHEY
     -----------------
    James B. Lahey
    Chief Executive Officer and Chairman of the Board of Directors

Date:    May 25, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        TITLE                               DATE
----                        -----                               ----

/S/ JAMES B. LAHEY          Chief Executive Officer and         May 25, 2001
------------------          Chairman of the Board (Chief
James B. Lahey              Executive Officer)






                            Chief Operating Officer, Chief
/S/JAMES A. GIANSIRACUSA    Financial Officer (Chief
------------------------    Financial and Accounting
James A. Giansiracusa       Officer), Secretary, and Director   May 25, 2001


/S/ IAN C. GENT             Director                            May 25, 2001
---------------
Ian C. Gent



/S/STEPHEN V. PREWETT       Director                            May 25, 2001
---------------------
Stephen V. Prewett



/S/WILLIAM N. WHELEN        Director                            May 25, 2001
--------------------
William N. Whelen, Jr.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                              INDEX TO FORM 10-KSB

                                DECEMBER 31, 2000


INDEPENDENT AUDITORS' REPORT                                               2


BALANCE SHEET                                                              3
    At December 31, 2000


STATEMENTS OF OPERATIONS                                                   4
    For the Years Ended December 31, 1999 and 2000


STATEMENTS OF STOCKHOLDERS' DEFICIENCY                                     5
    For the Year Ended December 31, 1999 and 2000


STATEMENTS OF CASH FLOWS                                                   6
    For the Years Ended December 31, 1999 and 2000


NOTES TO FINANCIAL STATEMENTS                                            7 - 32

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
                                                                               -------------

Commitments, Contingencies and Other Matters
  (Notes 1, 2, 5, 6, 7, 8 and 11)


Stockholders' Deficiency:
  Preferred stock - par value $.001 per share; shares authorized
    - 2,000,000; shares issued and outstanding - none                                     -
  Common stock - par value $.001 per share; shares authorized
    - 100,000,000;  shares issued and outstanding - 40,955,448                       40,956
  Additional paid-in capital                                                     13,974,577
  Accumulated deficit                                                           (16,048,275)
  Unearned finance charges                                                         (365,402)
  Notes receivable - stock sale                                                      (3,400)
                                                                               -------------


       Total Stockholders' Deficiency                                            (2,401,544)
                                                                               -------------

       Total Liabilities and Stockholders' Deficiency                          $    462,200
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


                                         TECHNOLOGY VISIONS GROUP, INC.
                               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)

                                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000


                                                                                                               NOTES
                                                  COMMON STOCK         ADDITIONAL                  UNEARNED  RECEIVABLE
                                           -------------------------    PAID-IN     ACCUMULATED    FINANCE     FROM
                                               SHARES      AMOUNT       CAPITAL       DEFICIT      CHARGES  STOCKHOLDERS    TOTAL
                                           ------------- ----------- ------------- ------------- ----------- ---------- ------------
Balances at December 31, 1998                32,484,716  $   32,485  $ 11,386,090  $(14,895,616) $        -  $       -  $(3,477,041)

Issuance of stock for cash                      815,396         815       139,185             -           -          -      140,000
Issuance of stock for conversion
  of notes payable and
  related accrued interest                      675,875         676       143,722             -           -          -      144,398
Issuance of stock for accrued interest            2,500           3           497             -           -          -          500
Debt conversion expense                               -           -        96,343             -           -          -       96,343
Issuance of stock for accrued expenses           19,318          19         3,481             -           -          -        3,500
Exercised stock options                         300,000         300         2,700             -           -          -        3,000
Stock awarded to directors and officers       2,400,000       2,400       381,600             -           -          -      384,000
Stock awarded to employee                       125,000         125        19,875             -           -          -       20,000
Net loss                                              -           -             -      (635,209)          -          -     (635,209)
                                           ------------- ----------- ------------- ------------- ----------- ---------- ------------
Balances at December 31, 1999                36,822,805      36,823    12,173,493   (15,530,825)          -          -   (3,320,509)


Issuance of stock for cash                      229,680         230        37,270             -           -          -       37,500
Cancellation of stock pursuant to
  legal settlement                           (3,703,823)     (3,704)      (33,334)            -           -          -      (37,038)
Issuance of stock and options in exchange
  for notes payable and accrued interest      5,845,090       5,845     1,003,548             -           -          -    1,009,393
Exercised stock options                         340,000         340         3,060             -           -     (3,400)           -
Issuance of stock for consulting services       517,765         518       101,453             -           -          -      101,971
Issuances of stock for accounts payable         115,623         116        58,422             -           -          -       58,538
Issuance of stock for conversion of notes
  payable and accrued interest                  788,308         788       146,567             -           -          -      147,355
Debt conversion expense                               -           -        72,098             -           -          -       72,098
Value assigned to options issued for
  services                                            -           -        24,000             -           -          -       24,000
Value assigned to conversion features of
  convertible debt                                    -           -       294,250             -    (294,250)         -            -
Value assigned to warrants issued under
  December 28, 2000 debt offering                     -           -        93,750             -     (93,750)         -            -
Amortization of unearned financing fees               -           -             -             -      22,598          -       22,598
Net loss                                              -           -             -      (517,450)          -          -     (517,450)
                                           ------------- ----------- ------------- ------------- ----------- ---------- ------------
Balance at December 31, 2000                 40,955,448  $   40,956  $ 13,974,577  $(16,048,275) $ (365,402) $  (3,400) $(2,401,544)
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

         Revenue Recognition
         -------------------


         Revenue from license fees will be recognized over the term of the license. Revenue from the sale of technology will be recognized in the period in which it is earned.


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

NOTE 3 - PROPERTY AND EQUIPMENT - NET

         Property and equipment, net, consist of the following at December 31, 2000:


              Computer equipment                             $     1,594
              Office furniture and fixtures                       46,605
              Research laboratory furniture and fixtures          65,087
              In-process machinery                               223,064
                                                               ---------

                      Sub-total                                  336,350

              Accumulated depreciation                          (112,010)
              Valuation allowance for in-process machinery      (223,064)
                                                              -----------

                                                              $    1,275
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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - INTANGIBLE ASSETS

         Intangible assets consist of the following at December 31, 2000:


              Patent costs                              $     87,212
              Accumulated amortization                       (29,665)
                                                        -------------

                                                        $     57,547
                                                        =============

         Patent costs are being amortized over seventeen years on the straight-line method.

         Amortization expense for the years ended December 31, 1999 and 2000 was $5,132 and $5,130, respectively.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of the following at December 31, 2000:


              Salaries to officers (Note 11)            $  1,219,350
              Professional fees                              286,578
              Interest                                       162,541
              Miscellaneous                                      684
                                                        -------------

                                                        $  1,669,153
                                                        =============

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


                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE (Continued)


         c)       During the years ended December 31, 1999 and 1998, the Company borrowed $25,000 and $85,000, respectively, from three private investors and issued convertible promissory notes that matured during November 1999. The interest rate on these promissory notes range between 8% and 10%. The notes principal balance and accrued interest can be converted into the Company's
                  common stock at the market price discounted by 20% of the
                  average bid price for the period five days prior to the date of conversion. In January of 1999, one of the private
                  investors converted their note with principal of $25,000 and related accrued interest of $362 at the above rate into
                  120,771 shares of common stock. In July of 2000, another of the private investors converted their note with principal of
                  $25,000 into 210,147 shares of common stock at a rate lower than the original conversion rate. The Company has recorded a debt conversion expense of $28,798 in the accompanying 2000 financial statements with respect to the additional shares that were issued to induce the noteholder to convert. Debt conversion expense on the additional shares was calculated at the fair market value of the shares at the time of conversion.
                  On November 30, 2000, the remaining investor entered into a standstill agreement with the Company, in which the investor agreed to forebear any collection of this debt for a period
                  of twelve months.                                                    $  60,000


         d)       On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000, payable in $100,000 installments on May 27,1997, September 5,
                  1997 and December 3, 1997. As of December 31, 1998, the
                  shareholder has advanced the Company $299,500 against the
                  $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan
                  agreement provides for a semi- annual interest payments of
                  $17,920. At December 31, 2000, the Company has defaulted on semi-annual interest payments totalling $118,310. The
                  installment note is collateralized by the Company's rights, titles and patents, technology known as "Polymer Encapsulation
                  Technology". On November 30, 2000, the shareholder entered into a standstill agreement with the Company in which the
                  shareholder agreed to forebear any collection of this debt for
                  a period of twelve months.                                             299,500


                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE (Continued)



         e)       During the second quarter of 1999, the Company received the proceeds of a $32,500 loan from two individuals. During 2000, one of the individuals converted loans totalling $26,500 into
                  165,625 shares of common stock. Amortization of unearned
                  financing costs in connection with the value assigned to the beneficial conversion feature was $13,000 for the year ended
                  December 31, 2000.                                                       6,000
                                                                                       ----------

                            Total Notes Payable                                        $  819,591
                                                                                       ===========

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


         The Company also had a $100,000 one-year promissory note bearing interest at 10% per annum, due September 13, 1996. The note and related accrued interest was convertible into common stock at $0.60 per share. In 1999, as part of a settlement agreement with a noteholder, the Company agreed to convert principal of $50,000 and accrued interest of $18,281, relating to a note payable outstanding at December 31, 1998, into 273,132 shares of the Company's common stock at $0.25 per share. The Company has recorded a debt conversion expense of $95,593 in the accompanying 1999 financial statements with respect to the additional shares that were issued to induce the noteholder to convert. Debt conversion expense on the additional shares was calculated at the fair market value of the shares at the time of conversion. In 2000, the Company agreed with the noteholder to convert the remaining principal of $50,000 and accrued interest thereon of $18,281 into 287,200 shares of the Company's common stock at $0.23775 per share. The Company has recorded a debt conversion expense of $43,350 in the accompanying 2000 financial statements with respect to the additional shares that were issued to induce the noteholder to convert. Debt conversion expense on the additional shares was calculated at the fair market value of the shares at the time of conversion.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

         a)       Common Stock Transactions (Continued)
                  -------------------------

                  2000: (Continued)
                  ----


                  During the third quarter of 2000, the Company converted $25,000 of principal into 210,147 shares of common stock. The Company has recorded a debt conversion expense of $28,798 in the accompanying 2000 financial statements with respect to the additional shares that were issued to induce the noteholder to convert. Debt conversion expense on the additional shares was calculated at the fair market value of the shares at the time of conversion.


                  During the fourth quarter of 2000, an individual exercised 340,000 non- qualified stock options at an exercise price of $.01 per share. The options, which were exercised, were granted in 1996.


                  During the fourth quarter of 2000, the Company converted $50,000 of principal and $18,281 of accrued interest into 287,200 shares of common stock. The Company has recorded a debt conversion expense of $43,350 in the accompanying 2000 financial statements with respect to the additional shares that were issued to induce the noteholder to convert. Debt conversion expense on the additional shares was calculated at the fair market value of the shares at the time of conversion.


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
- ------------------------
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

                                                            Number of Potential
                                                              Additional Common
                                                                   Shares
                                                            -------------------

                  Warrants to purchase common stock               375,000
                  Convertible Debt (assumed conversion at
                    December 31, 2000 market value price
                    and at largest discount)                    3,613,524
                  Options to purchase common stock              4,957,072
                  Accrued salaries                              5,238,878
                                                               -----------

                        Total as of December 31, 2000          14,184,474
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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - INCOME TAXES (Continued)

         The components of deferred tax assets and liabilities at December 31, 2000 consist of the following:

         Deferred Tax Assets:
             Net operating loss carryforwards              $3,948,000
             Tax effects of temporary differences (*)       1,593,000

                 Total Gross Deferred Tax Assets            5,541,000
                                                            5,541,000
             Less: Valuation allowance                     -----------

                                                           $        -
                  Net Deferred Tax Assets                  ===========

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - INCOME TAXES (Continued)

         These carryforwards expire in the following approximate amounts:

         Year of Expiration:
         ------------------

               2001                                   $     726,000
               2002                                          43,000
               2003                                           2,000
               2004                                           2,000
               2005                                           1,000
               2006                                           1,000
               2007                                         937,000
               2008                                       1,937,000
               2009                                         932,000
               2010                                       1,814,000
               2011                                       1,366,000
               2012                                         560,000
               2018                                         799,000
               2019                                         270,000
               2020                                         480,000
                                                      --------------

                                                      $   9,870,000
                                                      ==============

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

         For each of the years ended December 31, 1999 and 2000, the expense recorded under the remaining agreements amounted to $252,000 and $213,750. At December 31, 2000, unpaid obligations under these agreements amounted to $1,219,350 and are convertible into common stock at $0.22 per share for compensation earned through 1999 and at $0.32 per share in 2000.

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

         e) The Company issued 19,318 shares of common stock for payment of accrued expenses of $3,500.

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