Form 10KSB/A
period 2000-12-31
TECHNOLOGY VISIONS GROUP INC
filed 2001-06-14
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A
                                 Amendment No. 2


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


         Business activities over the past two years have focused predominantly on identifying and familiarizing potential end users, who are retail or industrial users of PET, including governmental entities, with the testing and evaluation work completed and funded to date by Lockheed Martin and Bechtel BWXT. Research and development expenses consist of the preparation of PET samples to treat and contain radioactive waste. Future business activities will consist of implementing the recommendations of the completed test and evaluation contracts Lockheed Martin and Bechtel BWXT funded. These activities include:

         o A pilot scale demonstration utilizing processing equipment and shipping containers to determine engineering process parameters,
         o Optimization and mixing studies to investiage decreasing the leach rates of contaminants,

         o Cost benefit analysis to evaluate the efficacy of the disposal and transportation applications of the PET,
         o        Hydrogen gas generation from radiolysis, and
         o        Thermal freeze/thaw of PET for durability.


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

         The Metafusion technology, as a coating technology for the automotive industry, may be marketed in two ways:

(1) As specifically designed equipment for coating welding caps. This equipment can be sold or licensed at the automotive facilities with the automobile company operating the equipment under a licensing agreement, or
(2) The same specifically designed equipment can be designed, sold and licensed to copper electrode welding cap manufacturers who, in turn, use the Metafusion technology to create their own product(s) which would then be sold to their customers.

         Approximately six years ago, Technology Visions negotiated with Chrysler, a major automobile manufacturer, to design and build specifically designed automation equipment for coating welding caps. Negotiations with Chrysler were later terminated because Technology Visions lacked the resources, both human and financial, to complete the project. At that time, Technology Visions decided to focus its limited resources on the environmental cleanup sector.


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


         Currently, Technology Visions is focused only on the development and use of PET as an advanced environmental technological solution to various radioactive and toxic waste materials the United States Department of Energy has identified for disposal. As a result of funding obtained from the Secured Convertible Debenture Purchase Agreement with AJW Partners, LLC and New Millennium Capital Partners II, LLC, Technology Visions is focused on commercializing PET in the waste remediation area. Specifically, Technology Visions has identified opportunities for treating high-level radioactive waste in Idaho by:

         o        stabilizing in-ground low-level mixed radioactive waste, and
         o creating a barrier for radioactive materials that are currently leaking into the environment.


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


         To date, Technology Visions' PET has passed all standard tests, including the American Society of Testing Materials certification, required by the contracts with Lockheed Martin Idaho Technologies Company and Bechtel BWXT.

         The final report prepared by Bechtel BWXT recommended in its submittal to the U.S. Department of Energy the following testing and evaluation of Technology Vision's PET:

         1. A pilot scale demonstration utilizing appropriate processing equipment and shipping containers to determine engineering process parameters for this technology.
         2. Optimization and mixing studies to evaluate the amount of radioactive waste that PET can encapsulate.

         3. Evaluating compatibility of the PET waste form, a foam encapsulated waste, with an off-site melter, a high temperature furnace.
         4. Cost-benefit analysis to evaluate the efficacy of the disposal and transportation application of the PET to high-level calcine waste.
         5.       Evaluation of hydrogen gas generated during the PET process.
         6.       Thermal freeze/thaw testing of PET for durability.
         7. Examine the proposed design of the Hanford Melter system, a specific high temperature furnace, and perform compatibility studies relative to: (a) removal requirements of calcine/PET waste from the shipping canister, (b) effects of organic content on the Hanford Melter and, (c) size reduction requirements for placing the waste form into the Hanford Melter.

         Governmental approval necessary for Technology Visions' and others use of PET with calcine waste will require the completion of the above testing. Funding for the completion of this work, estimated by the company at $250,000, may not be available until the Department of Energy publishes its Environmental Impact Statement, which will specifically address the PET technology. This statement, which is expected during the third quarter of 2001, may incite additional contracts for the next phase of testing and evaluation of PET. It is therefore estimated that evaluation funding could be available, if at all, in early year 2002.


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


         As Technology Visions moves forward, it may be necessary to add one or two marketing and sales personnel to the staff. The current office is capable of accommodating those additions. Technology Visions' landlord has also offered a slightly larger space, an increase of 150 square feet, to the company if necessary. If future expansion requires a larger office space, there is significant commercial construction in the local area and Technology Visions believes office space on reasonable terms could be acquired with very little difficulty.

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

         Technology Visions has completed customer-sponsored contracts for Lockheed Martin Idaho Technologies Company and Bechtel BWXT, in conjunction with the U.S. Department of Energy, Idaho Operations Office, Idaho Falls, ID. The Idaho Falls site is one of many United States waste management sites containing one form or another of either radioactive, toxic and/or hazardous waste requiring cleanup processing. Technology Visions functions as a subcontractor for Lockheed and/or Bechtel BWXT and is paid a fixed fee for each contract, which must be completed within the designated time frame. Following testing, the contractor then submits a report to the U.S. Department of Energy outlining the results of each technology tested and recommending further research strategies and treatment options.


         Commencing March 1998, Technology Visions has entered into the three customer-sponsored contracts discussed below to test and evaluate its technologies. In all three cases, the amounts Technology Visions received under these contracts represented a reimbursement of its related expenses solely for test and evaluation. Accordingly, the proceeds from these contracts were applied to expenses incurred in the 1998-2000 financial statements. Technology Visions entered into these contracts with no expectation of profit but did so for the prospect of obtaining large-scale contracts for the sale and use of its technologies in the future.

         In March 1998, Lockheed Martin Idaho Technologies Company awarded Technology Visions a test and evaluation contract to evaluate encapsulation of low-level calcine waste with PET. Calcine waste is a radioactive waste that results from nuclear fuel reprocessing and consists of salts and heavy metals. Terms of this contract required Technology Visions to complete testing by August 30, 1998 for the total purchase price of $27,675.00. Test results indicated that PET has potential as an encapsulating method for final disposal of calcine waste and recommended exploration of further treatment formulations.

         In May 1999, Lockheed Martin Idaho Technologies Company awarded Technology Visions a test and evaluation contract to evaluate PET for disposal of actual pilot scale calcine waste. The contract was subsequently assigned to Bechtel BWXT, Idaho Falls. In September 1999, the contract was expanded and directed that PET be examined at maximum waste loading scenarios as a means for transporting high-level calcine wastes out of Idaho to an off-site melter. Terms of this contract required that testing be completed by September 15, 1999 for a total price of $60,000. In November 1999, testing of PET showed positive results for encapsulating calcine waste for both disposal at a permanent high-level waste disposal site and for transportation offsite. Bechtel BWXT's final report to the U.S. Department of Energy recommended the following testing and evaluation of Technology Vision's PET:

         o A pilot scale demonstration utilizing processing equipment and shipping containers to determine engineering process parameters for this technology.
         o Optimization and mixing studies to investigate decreasing the leach rate of contaminant, to evaluate the amount of radioactive waste that PET can encapsulate.
         o Evaluating compatibility of the PET waste form, a foam encapsulated waste, with an off-site melter, a high temperature furnace.
         o Cost-benefit analysis to evaluate the efficacy of the disposal and transportation application of the PET to high-level calcine waste.
         o        Evaluation of hydrogen gas generated during the PET process.

         o        Thermal freeze/thaw testing of PET for durability.

         o Examine the proposed design of the Hanford Melter system, a specific high temperature furnace, and perform compatibility studies relative to: (a) removal requirements of calcine/PET waste from the shipping canister, (b) effects of organic content on the Hanford Melter and, (c) size reduction requirements for placing the waste form into the Hanford Melter.

         In June 2000, Bechtel BWXT awarded Technology Visions a contract to manage in-situ grout candidate materials, submitted by different manufacturers. Field-testing commenced in April 2001. Results from this testing is not yet available. The contract amount was $227,351.00 of which $79,036 was received through December 31, 2000.

         Building on the test results of the Lockheed Martin testing and evaluation contracts, where PET showed positive results for encapsulating radioactive waste, the marketing strategy is to build a substantial government and private sector business in which Technology Visions' system will be used in the containment of various radioactive and heavy metal wastes. Work has begun with initial contacts being made with industry leaders in the waste management and waste remediation sectors and potential end-users of the technology. Ultimately, Technology Visions plans to develop strategic relationships with prime contractors throughout the waste management industry.

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


         Currently, Technology Visions is focused only on the development and use of PET as an advanced environmental technological solution to various radioactive and toxic waste materials the United States Department of Energy has identified for disposal. As a result of funding obtained from a Secured Convertible Debenture Purchase Agreement with AJW Partners, LLC and New Millennium Capital Partners II, LLC, Technology Visions is focused on commercializing PET in the waste remediation area. Specifically, Technology Visions has identified opportunities for treating high-level radioactive waste in Idaho by:

         o        stabilizing in-ground low-level mixed radioactive waste, and
         o creating a barrier for radioactive materials that are currently leaking into the environment.

         The current working capital from the convertible debenture financing is expected to satisfy Technology Visions' capital requirements for at least one year.

         To commercialize the PET technology and obtain governmental approval for its use, Technology Visions must complete the additional testing recommended by Betchel BWXT. Funding for the completion of this work, estimated by the company at $250,000, may not be available until the Department of Energy publishes its Environmental Impact Statement, which will specifically address the PET technology. This statement, which is expected during the third quarter of 2001, may incite additional contracts for the next phase of testing and evaluation of PET. It is therefore estimated that evaluation funding could be available, if at all, in early year 2002.

         Technology Visions has identified other market segment opportunities within the environmental clean-up area where the knowledge gained in the development of PET for commercialization may be utilized. This includes, on a limited basis:

         o        Use of PET as a spray-on containment barrier,
         o Encapsulation of lead residue, a by-product of a lead battery recovery plant, and
         o        Entombment of in-situ low-level radioactive toxic waste.

         As additional funding becomes available, each of these market opportunities will be explored to determine its potential.

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


         Technology Visions is exploring ways to reduce its existing liabilities including exchanging some of its liabilities with affiliates and others for shares of its common stock. During the year ended December 31, 2000, Technology Visions reached agreements with various noteholders, whereby $727,410 of principal and $392,300 of accrued interest was converted into equity. Of the notes converted into equity, two were converted at a discount to induce the noteholders to convert. In a transaction with one noteholder who was due principal of $50,000 and accrued interest of $18,281, Technology Visions converted the debt into 287,200 shares of common stock at $0.23775 per share instead of the original conversion rate of $0.60 per share. In a transaction with the second noteholder, Technology Visions converted principal of $25,000 into 210,147 shares of common stock into 287,200 shares of common stock at $0.119 per share instead of the original conversion rate of $0.256 per share. Technology Visions recorded debt conversion expense of $43,350 and $28,798, respectively, in the 2000 financial statements with respect to the additional shares that were issued to induce these noteholders to convert. No assurance can be given that future efforts to reduce Technology Visions' existing liabilities will be successful.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information concerning the directors and executive officers of Technology Visions:


NAME                                     AGE        TITLE
---------------------------------------- ---------- ------------------------------------------------------------------
James B. Lahey                           66         Chairman of the Board of Directors, President, Chief Executive
                                                    Officer, and Director
---------------------------------------- ---------- ------------------------------------------------------------------
James A. Giansiracusa                    52         Chief Operating Officer, Secretary, Chief Financial Officer and
                                                    Director
---------------------------------------- ---------- ------------------------------------------------------------------
Stephen V. Prewett                       58         Vice-President-Technology Development and Director
---------------------------------------- ---------- ------------------------------------------------------------------
Ian C. Gent                              59         Director
---------------------------------------- ---------- ------------------------------------------------------------------
William N. Whelen, Jr.                   63         Director
---------------------------------------- ---------- ------------------------------------------------------------------

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


WILLIAM N. WHELEN, JR. was appointed a director of Technology Visions in September 1996, filling the vacancy following the resignation of Mr. Joseph. Mr. Whelen's broker registration for the last five years has been with Simon Securities, Inc. of New Jersey. Mr. Whelen serves on the board of Alpha Online Power Corporation, a public company and is a trustee for the Episcopal Diocese of Delaware. He holds a Bachelor of Science Degree in Electrical Engineering from Widener University of Chester, Pennsylvania.


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


         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


--------------------------- -------------- ------------ ----------------------------------- ----------------------------------
Name                        Shares         Value        Number of Securities Underlying     Value of In-the-Money
                            Acquired on    Realized     Unexercised Options/SARs at FY-End  Options/SARS at FY-End ($)
                            Exercise (#)   ($)          Exercisable/Unexercisable           Exercisable/Unexercisable
--------------------------- -------------- ------------ ----------------------------------- ----------------------------------
James B. Lahey              0              0            500,000/0                           $200,000/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------------
James A. Giansiracusa       0              0            1,556,593/0                         $622,637/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------------
Stephen V. Prewett          100,000        0            694,783/0                           $277,913/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------------
Ian C. Gent                 0              0            200,000/0                           $80,000/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------------
William N. Whelen           0              0            200,000/0                           $80,000/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------------

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2001, information regarding shares of common stock owned by (a) each person known by management to beneficially own more than 5% of the outstanding common stock, (b) each of Technology Visions' directors, and (c) all executive officers and directors of Technology Visions as a group:


Name and Address of                   Amount and Nature of             Percent of Outstanding
Beneficial Owner                      Beneficial Shares Owned          Ownership
----------------                      -----------------------          ----------------------
James B. Lahey (1,3,5)                1,600,000                                 4%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008
James A. Giansiracusa (2,3,5)         2,421,593                                 6%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008
Ian C. Gent (3,4,5)                   700,000                                   2%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008
Stephen V. Prewett (3,4,5)            1,794,783                                 5%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008
William N. Whelen, Jr. (4,5)          600,000                                   2%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008
All Officers and Directors
as a group
(5 persons) (5)                       7,116,376                                 19%
Ruth P. Brittingham                   4,022,292                                 11%
S. A. Power Corporation               1,300,000                                 4%
O. G. Sansone & Colleen
Sansone                               5,543,603                                 15%


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


         During the second quarter of 1999, Technology Visions received a $60,000 loan, which was received as part of a stock purchase agreement at a conversion rate of $0.15 per share, from O. G. Sansone, Ruth Brittingham, Richard Benveniste, and Edgar Benveniste, four of Technology Visions' principal stockholders. The proceeds were used to pay Jeffer, Mangels, Butler & Marmaro, LLP pursuant to a court judgment for past due services. The payment was a final negotiated payment of a court judgment. Richard and Edgar Benveniste converted $20,000 of the loan into common stock of Technology Visions at a rate of $.15 per share. The balance of the loan has an interest rate of 10% per annum and is convertible at a rate of $.15 per share.


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


Date:    June 12, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                          TITLE                               DATE
----                          -----                               ----

/S/ JAMES B. LAHEY            Chief Executive Officer and         June 12, 2001
------------------            Chairman of the Board (Chief
James B. Lahey                Executive Officer)



/S/ JAMES A. GIANSIRACUSA     Chief Operating Officer, Chief      June 12, 2001
-------------------------     Financial Officer (Chief
James A. Giansiracusa         Financial and Accounting
                              Officer), Secretary, and Director

/S/ IAN C. GENT               Director                            June 12, 2001
---------------
Ian C. Gent



/S/ STEPHEN V. PREWETT        Director                            June 12, 2001
----------------------
Stephen V. Prewett



/S/ WILLIAM N. WHELEN         Director                            June 12, 2001
---------------------
William N. Whelen, Jr.

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

         Customer-Sponsored Test and Evaluation
         --------------------------------------

         Under two contracts with prime contractors, the Company received proceeds of $66,170 and $79,036 during 1999 and 2000, respectively, to finance costs related to testing and evaluation of its products. The amounts received under these contracts have been reflected as a reduction of the applicable costs in the accompanying financial statements.

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