Form 10KSB/A
period 2000-12-31
TECHNOLOGY VISIONS GROUP INC
filed 2001-07-10
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB/A
                                 Amendment No. 3


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

         Business activities over the past two years have focused predominantly on identifying and familiarizing potential end users, who are retail or industrial users of PET, including governmental entities, with the testing and evaluation work completed and funded to date by Lockheed Martin and Bechtel BWXT. Research and development expenses consist of the preparation of PET samples to treat and contain radioactive waste. Future business activities will consist of implementing the recommendations of the completed test and evaluation contracts Lockheed Martin and Bechtel BWXT funded. These activities include:

         o A pilot scale demonstration utilizing processing equipment and shipping containers to determine engineering process parameters,
         o Optimization and mixing studies to investigate decreasing the leach rates of contaminants,

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


         In June 2000, Bechtel BWXT awarded Technology Visions a contract to manage the evaluation of in-situ grout candidate materials, submitted by different manufacturers. Bechtel is evaluating these grout materials in regard to their ability to stabilize actual waste materials. Field testing commenced in April 2001 in Richland, Washington. Results of this testing are not yet available.

     In November 2000, Technology Visions participated in a trade show sponsored by The Waste Management Institute of New Zealand, titled WasteMINZ 2000, held in Sky City, Aucklan, New Zealand. WasteMinz is a non-profit organization that promotes sustainable waste management practices for the waste management industry in New Zealand, as well as internationally. At this show, Technology Visions' display focused on applications of PET for the containment of hazardous and toxic waste.


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

         A specific application of the Metafusion Technology is the TiTRODE application, which consists of the fusion of tungsten, a hard metal, and molybdenum, a metal with lubricity, to copper-alloy automotive welding tips. This coating:

         o        increases the life of the coated welding tips by 300%,
         o reduces welding tip change over time, resulting in improved productivity,
         o        and reduces cracking at the weld point.

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


         Approximately six years ago, Technology Visions negotiated with Chrysler, a major automobile manufacturer, to design and build specifically designed automation equipment for coating welding caps. Negotiations with Chrysler were later terminated because Technology Visions lacked the resources, both human and financial, to complete the project. At that time, Technology Visions decided to focus its limited resources on the environmental cleanup sector and return to the commercialization of the Metafusion Process when its resources allow.


         3.  New Technologies
         --------------------

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


         At this time, Technology Visions has not taken any further action in regard to these opportunities.


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


         Bechtel BWXT in its final report to the U.S. Department of Energy recommended the following testing and evaluation of Technology Vision's PET:

         1. A pilot scale demonstration utilizing appropriate processing equipment and shipping containers to determine engineering process parameters for this technology.
         2. Optimization and mixing studies to investigate improving the leach rate of the contaminant, to evaluate the amount of radioactive waste that PET can encapsulate.
         3. Evaluating compatibility of the PET waste form, a foam encapsulated waste, with an off-site melter, a high temperature furnace.
         4. Cost-benefit analysis to evaluate the efficacy of the disposal and transportation application of the PET to high-level calcine waste.
         5.       Evaluation of hydrogen gas generated during the PET process.
         6.       Thermal freeze/thaw testing of PET for durability.
         7. Examine the proposed design of the Hanford Melter system, a specific high temperature furnace, and perform compatibility studies relative to: (a) removal requirements of calcine/PET waste from the shipping canister, (b) effects of organic content on the Hanford Melter and, (c) size reduction requirements for placing the waste form into the Hanford Melter.

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

Other Matters

            Between 1992 and April 1994, current management believes that Technology Visions, under the control of its former management, issued approximately 6 million shares of stock or convertible debentures to investors through a series of private placements. Technology Visions may have sold these securities and notes without registration and/or an available exemption under the Securities Act of 1933 or without qualification and/or an available exemption under the securities laws of certain states, including California, New York, Florida and Delaware. As a result of litigation in June 2000, Technology Visions and shareholders holding 95% of the 20 million shares issued in the private placement reached a settlement which required cancellation of the disputed stock and the release of all future claims in regard to the validity of the stock.

            Further, in addition to the shares issued in private placements, between December 16, 1992 and February 17, 1994, former directors and officers of Technology Visions issued themselves and related entities approximately 12 million shares of common stock. An internal audit by Technology Visions determined that these issuances lacked valid consideration. As a result, Technology Visions issued more shares of common stock than it had authorized under its Certificate of Incorporation, which may have violated Delaware securities and corporation law. In 1996, Technology Visions commenced action against these officers and directors and these shares were cancelled.

            As a result, Technology Visions may be subject to administrative or civil action as a result of these issuances. Although any potential action may be time-barred under both federal and state law, defending itself in any litigation or administrative proceeding would result in substantial costs and diversion of resources from Technology Visions' business plan. Further, federal, state or civil action would cause Technology Visions' operations to be less attractive to potential investors and therefore, may lessen Technology Visions opportunities for future financing.

         More recently, on May 30, 2000, Technology Vision violated Section 14(a) of the Exchange Act by filing a proxy statement on May 30, 2000 in definitive form, without first filing a preliminary form, for a shareholder meeting on June 15, 2000.

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

         In June 2000, Bechtel BWXT awarded Technology Visions a contract to manage in-situ grout candidate materials, submitted by different manufacturers. Field-testing commenced in April 2001. Results from this testing is not yet available. The contract amount was $227.351.00 of which $79,036 was received through December 31, 2000.

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


         At this time, Technology Visions has not taken any further action in regard to these opportunities.


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

         Technology Visions is exploring ways to reduce its existing liabilities including exchanging some of its liabilities with affiliates and others for shares of its common stock. During the year ended December 31, 2000, Technology Visions reached agreements with various noteholders, whereby $727,410 of principal and $392,300 of accrued interest was converted into equity. Of the notes converted into equity, two were converted at a discount to induce the noteholders to convert. In a transaction with one noteholder who was due principal of $50,000 and accrued interest of $18,281, Technology Visions converted the debt into 287,200 shares of common stock at $0.23775 per share instead of the original conversion rate of $0.60 per share. In a transaction with the second noteholder, Technology Visions converted principal of $25,000 into 210,147 shares of common stock at $0.119 per share instead of the original conversion rate of $0.256 per share. Technology Visions recorded debt conversion expense of $43,350 and $28,798, respectively, in the 2000 financial statements with respect to the additional shares that were issued to induce these noteholders to convert. No assurance can be given that future efforts to reduce Technology Visions' existing liabilities will be successful.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information concerning the directors and executive officers of Technology Visions:

NAME                                     AGE        TITLE
---------------------------------------- ---------- ---------------------------------------------------------
James B. Lahey                           66         Chairman of the Board of Directors, President, Chief
                                                    Executive Officer, and Director
---------------------------------------- ---------- ---------------------------------------------------------
James A. Giansiracusa                    52         Chief Operating Officer, Secretary, Chief Financial
                                                    Officer and Director
---------------------------------------- ---------- ---------------------------------------------------------
Stephen V. Prewett                       58         Vice-President-Technology Development and Director
---------------------------------------- ---------- ---------------------------------------------------------
Ian C. Gent                              59         Director
---------------------------------------- ---------- ---------------------------------------------------------
William N. Whelen, Jr.                   63         Director
---------------------------------------- ---------- ---------------------------------------------------------

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


Date:    July 6, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                          TITLE                               DATE
----                          -----                               ----

/S/ JAMES B. LAHEY            Chief Executive Officer and         July 6, 2001
------------------            Chairman of the Board (Chief
James B. Lahey                Executive Officer)



/S/ JAMES A. GIANSIRACUSA     Chief Operating Officer, Chief      July 6, 2001
-------------------------     Financial Officer (Chief
James A. Giansiracusa         Financial and Accounting
                              Officer), Secretary, and Director

/S/ IAN C. GENT               Director                            July 6, 2001
---------------
Ian C. Gent



/S/ STEPHEN V. PREWETT        Director                            July 6, 2001
----------------------
Stephen V. Prewett



/S/ WILLIAM N. WHELEN         Director                            July 6, 2001
---------------------
William N. Whelen, Jr.

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

To the Stockholders of
Technology Visions Group, Inc.
(Formerly Orbit Technologies Inc. and Subsidiaries)


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


We have audited the accompanying balance sheet of Technology Visions Group, Inc. (formerly Orbit Technologies Inc. and Subsidiaries) as of December 31, 2000, and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Visions Group, Inc. (formerly Orbit Technologies Inc. and Subsidiaries) as of December 31, 2000, and the results of its operations and its cash flows for the years then ended December 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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


                                                      F-5
See notes to financial statements.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

         Technology Visions Group, Inc. (the "Company") was incorporated in the State of Delaware on April 29, 1985. Prior to December 22, 2000 the company name was Orbit Technologies Inc. The Company is a technology portal for new and innovative technologies, engineering ideas, methods and processes. The Company"s business plan is to develop or acquire new or innovative technologies that the Company believes hold the potential to become commercially viable products or processes. Once a product or process receives commercial validation through an outside or third party, it is the Company"s intention to either spin it off as a separate business entity, or license or sell to an affiliated or unaffiliated entity that, at that time, becomes responsible for the production, marketing and sales of such products or services. The Company"s technologies are undergoing certain feasibility studies and/or actual tests and evaluations. To date, the Company has not financially benefitted from the commercialization of any of its technologies.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

         The Company is exploring additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. On December 28, 2000, the Company entered into a 10% Secured Convertible Debenture Agreement, in which it issued debentures to two investors for $750,000, of which $375,000 was received on December 28, 2000. Proceeds from the remaining $375,000 are due on the date that the Company"s current registration statement is declared effective by the Securities and Exchange Commission ("SEC"). The debentures are convertible into shares of common stock subject to the terms and conditions of the agreement. Although there can be no assurance, management believes this funding will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements, including limited research and development through the next twelve months.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Equipment and Fixtures
         ----------------------

         Equipment and fixtures are recorded at cost. Depreciation is provided using the accelerated and straight-line methods over their respective useful lives of five to seven years.

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

         Revenue Recognition
         -------------------

         The Company has no revenue from its existing technologies. Revenue from the sale of products will be recognized at such time as the customer receives title and accepts the product. Revenue from consulting services will be recognized as services when rendered. Revenue from license fees will be recognized over the term of the license.

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

         Pensions and Other Post Retirement Benefits
         -------------------------------------------

         The Company reports pension and other post retirement benefits in accordance with SFAS No. 132, "Employers" Disclosures About Pensions and Other Post Retirement Benefits".

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 3 - PROPERTY AND EQUIPMENT - NET (Continued)

         Depreciation expense for the years ended December 31, 1999 and 2000 was $19,868 and $20,185, respectively.

NOTE 4 - INTANGIBLE ASSETS

         Intangible assets consist of the following at December 31, 2000:


                Patent costs                                   $   87,212
                Accumulated amortization                          (29,665)
                                                               -----------
                                                               $   57,547
                                                               ===========

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





                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE (Continued)

         a) During the years ended December 31, 1999 and 1998, the Company borrowed $25,000 and $85,000, respectively, from three private investors and issued convertible promissory notes that matured during November 1999. The interest rate on these promissory notes range between 8% and 10%. The notes principal balance and accrued interest can be converted into the Company"s common stock at the market price discounted by 20% of the average bid price for the period five days prior to the date of conversion. In January of
            1999, one of the private investors converted their note with principal of $25,000 and related accrued interest of $362 at the above rate into 120,771 shares of common stock. In July of 2000, another of the private investors converted their note with principal of $25,000 into 210,147 shares of common stock at a rate lower than the original conversion rate. The Company has recorded a debt conversion expense of $28,798 in the accompanying 2000 financial statements with respect to the additional shares that were issued to induce the noteholder to convert. Debt conversion expense on the additional shares was calculated at the fair market value of the shares at the time of conversion. On November 30, 2000, the remaining investor entered into a standstill agreement with the
            Company, in which the investor agreed to forebear any collection of
            this debt for a period of twelve months.                                  $ 60,000

         d) On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000, payable in $100,000 installments on May 27,1997, September 5, 1997 and
            December 3, 1997. As of December 31, 1998, the shareholder has advanced the Company $299,500 against the $300,000 loan agreement.
            The installment loan bears interest at 12% per annum and was due on
            May 27, 1999. The loan agreement provides for a semi-annual interest payments of $17,920. At December 31, 2000, the Company has defaulted on semi-annual interest payments totalling $118,310. The installment note is collateralized by the Company"s rights, titles and patents, technology known as "Polymer Encapsulation Technology". On November
            30, 2000, the shareholder entered into a standstill agreement with the Company in which the shareholder agreed to forebear any
            collection of this debt for a period of twelve months.                     299,500




                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 6 - NOTES PAYABLE (Continued)


         e) During the second quarter of 1999, the Company received the proceeds of a $32,500 loan from two individuals. During 2000, one of the individuals converted loans totalling $26,500 into 165,625 shares of common stock. Amortization of unearned financing costs in connection with the value assigned to the beneficial conversion feature was
            $13,000 for the year ended December 31, 2000.                            $   6,000
                                                                                     ---------
                             Total Notes Payable                                     $ 819,591
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

         The Company also had a $100,000 one-year promissory note bearing interest at 10% per annum, due September 13, 1996. The note and related accrued interest was convertible into common stock at $0.60 per share. In 1999, as part of a settlement agreement with a noteholder, the Company agreed to convert principal of $50,000 and accrued interest of $18,281, relating to a note payable outstanding at December 31, 1998, into 273,132 shares of the Company"s common stock at $0.25 per share. The Company has recorded a debt conversion expense of $95,593 in the accompanying 1999 financial statements with respect to the additional shares that were issued to induce the noteholder to convert. Debt conversion expense on the additional shares was calculated at the fair market value of the shares at the time of conversion. In 2000, the Company agreed with the noteholder to convert the remaining principal of $50,000 and accrued interest thereon of $18,281 into 287,200 shares of the Company"s common stock at $0.23775 per share. The Company has recorded a debt conversion expense of $43,350 in the accompanying 2000 financial statements with respect to the additional shares that were issued to induce the noteholder to convert. Debt conversion expense on the additional shares was calculated at the fair market value of the shares at the time of conversion.

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

NOTE 7 - CONVERTIBLE DEBENTURES

         On December 28, 2000, the Company sold, through a private placement, $375,000 of 10% convertible debenture notes, due December 28, 2001. As additional consideration, the Company issued separate warrants to the purchasers to acquire 375,000 shares of the Company's common stock at 125% of the conversion price, determined as the lesser of $0.14 per share, or 55% of the lowest three trading days in the last ten trading days prior to the conversion date. The two investors have agreed to purchase an additional $375,000 of 10% convertible debenture notes at such time as the Company"s current registration statement is declared effective by the SEC.

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

         The Company assigned a value of $281,250 to the beneficial conversion feature of the $375,000 of debentures and $93,750 to the warrants to buy shares issued to the purchasers of the convertible debentures. These amounts are accounted for separately from the convertible debentures as an addition to paid-in capital and as a reduction of stockholders" equity for the unearned portion. The unearned portion is being amortized on the interest method over the 180-day period that commenced on December 28, 2000 and is being charged to financing costs. For the year ended December 31, 2000, amortization of such unearned financing cost amounted to $9,598.

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

         a) Common Stock Transactions
            ----------------------------

            1999:
            -----

            During the year ended December 31, 1999, the Company sold 815,396 shares of common stock for $140,000 in cash. The Company paid interest expense of $500 by the issuance of 2,500 common shares.

            During the third quarter of 1999, the Company awarded its directors and officers 2,400,000 shares of the Company"s common stock. The shares were issued based on years of service provided to the Company. The common stock was valued at $0.16 per share, for a total value of $384,000, which was reflected in the accompanying financial statements as a compensatory element of common stock and options.

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

            During the third quarter of 1999, the Company awarded an employee 125,000 shares of the Company"s common stock as additional compensation for services provided to the Company. The common stock was valued at $0.16 per share, for a total value of $20,000, which was reflected in the accompanying financial statements as a compensatory element of common stock and options.

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

            On June 15, 2000, the Company"s shareholders voted to ratify an agreement to settle a dispute. Pursuant to the agreement, the Company cancelled 3,703,823 shares of previously issued common stock and exchanged $600,000 of notes payable and $372,355 of related accrued interest for 5,845,090 new shares of the Company"s common stock and stock options to purchase 1,100,000 shares of common stock at $0.23 for 9 months; $0.50 after 9 months but within 15 months; and $0.75 after 15 months but within 24 months. The options were valued at $0.09 per share, or $99,000, on the grant date using the Black-Scholes option-pricing model with the following assumptions:

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

            During the fourth quarter of 2000, an individual exercised 340,000 non-qualified stock options at an exercise price of $.01 per share. The options, which were exercised, were granted in 1996.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

         c) Stock Options (Continued)
            -------------

            (3) Shares Under Option (Continued)
                -------------------

                Had compensation cost for the Company"s stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company"s net loss for the year ended December 31, 1999 would have been approximately $733,000, or $(.02) per share, on a diluted basis. The fair value of the options granted during 1999 are estimated at $98,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 50%, a risk-free interest rate of 5% and an expected life of two years from date of vesting.

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
                                                     ============  ============



         a) On June 21, 1999, the Company reached a settlement agreement and general release with Jeffer, Mangels, Butler & Marmaro, LLP, whereby the parties agreed that the Company shall pay the sum of $60,000, which represents a comprise sum for the amounts due under a court judgment in favor of Jeffer, Mangels, Butler & Marmaro, LLP for past due services in the amount of $107,697, plus interest, at a rate of ten percent per annum from December 10, 1996, and costs, including reasonable attorney"s fees in the amount of $30,671. This settlement resulted in a net gain of $47,697, which has been reflected as other income during the year ended December 31, 1999.

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
                  Net Deferred Tax Assets                  ===========


         (*) Temporary differences that give rise to the deferred tax asset at December 31, 2000 are primarily: compensatory element of grants of stock options, awards of common stock, allowance against equipment expenditures, and deferred officers" compensation.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 10 - INCOME TAXES (Continued)

         These carryforwards expire in the following approximate amounts:


                  Year of Expiration:
                  ------------------

                          2001                                  $   726,000
                          2002                                       43,000
                          2003                                        2,000
                          2004                                        2,000
                          2005                                        1,000
                          2006                                        1,000
                          2007                                      937,000
                          2008                                    1,937,000
                          2009                                      932,000
                          2010                                    1,814,000
                          2011                                    1,366,000
                          2012                                      560,000
                          2018                                      799,000
                          2019                                      270,000
                          2020                                      480,000
                                                                -----------

                                                                $ 9,870,000
                                                                ===========

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

         Management Compensation Plan
         ----------------------------

         On January 3, 1997, the Board of Directors instituted an incentive compensation plan for two of the Company"s key personnel. The plan provides that each executive would be issued 100,000 shares of common stock for the achievement of each of the five events described as follows:

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