Form 10QSB
period 2001-06-30
TECHNOLOGY VISIONS GROUP INC
filed 2001-08-13
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

         At June 30, 2001, 37,679,781 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2001

PART I  -  FINANCIAL INFORMATION

    ITEM 1  -  FINANCIAL STATEMENTS (UNAUDITED)

        BALANCE SHEET                                                      1
            At June 30, 2001

        STATEMENTS OF OPERATIONS                                           2
            For the Six Months Ended June 30, 2000 and 2001

        STATEMENTS OF OPERATIONS                                           3
            For the Three Months Ended June 30, 2000 and 2001

        STATEMENTS OF STOCKHOLDERS' DEFICIENCY                             4
            For the Six Months Ended June 30, 2000 and 2001

        STATEMENTS OF CASH FLOWS                                           5
            For the Six Months Ended June 30, 2000 and 2001

        NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                        6 - 9

    ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                                  BALANCE SHEET
                                   (UNAUDITED)
                                AT JUNE 30, 2001

                                     ASSETS
                                     ------

Current Assets:
   Cash                                                            $    123,264
                                                                   -------------

      Total Current Assets                                              123,264

Property and Equipment  - At cost, net of accumulated
   depreciation and allowance against equipment expenditures of
   $330,108                                                               1,116

Intangible Assets, Net of accumulated amortization of $32,230            54,982

Security deposit                                                          4,800
                                                                   -------------

      Total Assets                                                 $    184,162
                                                                   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Accounts payable and accrued liabilities                         $  1,861,010
  Notes payable                                                         815,909
  Convertible debentures                                                375,000
                                                                   -------------

      Total Current Liabilities                                       3,051,919
                                                                   -------------

Commitments, Contingencies and Other Matters
   (Notes 1, 3, 4, 5 and 6)

Stockholders' Deficiency:
   Preferred stock - par value: $.001 per share; shares
      authorized: 2,000,000; shares issued and outstanding: none              -
   Common stock - par value: $.001 per share; shares
      authorized: 100,000,000;  shares issued and outstanding:
      41,220,329                                                         41,220
   Additional paid-in capital                                        14,028,062
   Accumulated deficit                                              (16,933,639)
   Notes receivable - stock sale                                         (3,400)
                                                                   -------------

      Total Stockholders' Deficiency                                 (2,867,757)
                                                                   -------------

      Total Liabilities and Stockholders' Deficiency               $    184,162
                                                                   =============

See notes to financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.

               (Formerly Orbit Technologies Inc. and Subsidiaries)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001

                                                     2000              2001
                                                -------------      -------------

Revenue                                         $          -       $          -
                                                -------------      -------------

Costs and Expenses:
  Research and development                               689             32,352
  General and administrative                         219,898            345,106
  Amortization of finance charges                          -            462,506
  Interest expense                                    72,637             48,678
  Other income                                      (117,495)            (3,278)
                                                -------------      -------------

        Total Costs and Expenses                     175,729            885,364
                                                -------------      -------------

Net Loss                                        $   (175,729)      $   (885,364)
                                                =============      =============

Per Share Data:
---------------

Basic and Diluted Loss Per Share                $      (.005)      $       (.02)
                                                =============      =============

Weighted Average Number of Common Shares          37,020,651         40,969,433
                                                =============      =============

See notes to financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001

                                                     2000              2001
                                                -------------      -------------

Revenue                                         $          -       $          -
                                                -------------      -------------

Costs and Expenses:
   Research and development                                -             32,352
   General and administrative                        119,306            181,879
   Amortization of finance charges                         -            239,770
   Interest expense                                   25,573             44,274
   Other income                                     (117,495)            (3,237)
                                                -------------      -------------

        Total Costs and Expenses                      27,384            495,038
                                                -------------      -------------

Net Loss                                        $    (27,384)      $   (495,038)
                                                =============      =============

Per Share Data:
---------------

Basic and Diluted Loss Per Share                $      (.001)      $       (.01)
                                                =============      =============

Weighted Average Number of Common Shares          37,031,262         40,982,234
                                                =============      =============

See notes to financial statements.


                                             TECHNOLOGY VISIONS GROUP, INC.
                                   (Formerly Orbit Technologies Inc. and Subsidiaries)
                                         STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                       (UNAUDITED)
                                     FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                                                             NOTES
                                                COMMON STOCK                                    UNEARNED   RECEIVABLE
                                         -------------------------   ADDITIONAL   ACCUMULATED   FINANCE       FROM
                                           SHARES        AMOUNT   PAID-IN CAPITAL   DEFICIT     CHARGES    STOCKHOLDERS    TOTAL
                                         ------------ ------------ ------------- ------------- ----------- ----------- -------------
Balance at December 31, 1999              36,822,805  $    36,823  $ 12,173,493  $(15,530,825) $        -  $        -  $ (3,320,509)

Issuance of stock for cash                   229,680          230        37,270             -           -           -        37,500
Cancellation of stock                     (3,703,823)      (3,704)      (33,334)            -           -           -       (37,038)
Issuance of stock and stock options in
  exchange  for notes payable and
  accrued interest                         5,845,090        5,845     1,003,548             -           -           -     1,009,393
Net loss                                           -            -             -      (175,729)          -           -      (175,729)
                                         ------------ ------------ ------------- ------------- ----------- ----------- -------------

Balance at June 30, 2000                  39,193,752  $    39,194  $ 13,180,977  $(15,706,554) $        -  $        -  $ (2,486,383)
                                         ============ ============ ============= ============= =========== =========== =============

Balance at December 31, 2000              40,955,448  $    40,956  $ 13,974,577  $(16,048,275) $ (365,402) $   (3,400) $ (2,401,544)

Issuance of stock for consulting services     26,786           26         3,723             -           -           -         3,749
Amortization of unearned finance charges           -            -             -             -     365,402           -       365,402
Issuance of stock for cash                   238,095          238        49,762             -           -           -        50,000
Net loss                                           -            -             -      (885,364)          -           -      (885,364)
                                         ------------ ------------ ------------- ------------- ----------- ----------- -------------

Balance at June 30, 2001                  41,220,329  $    41,220  $ 14,028,062  $(16,933,639) $        -  $   (3,400) $ (2,867,757)
                                         ============ ============ ============= ============= =========== =========== =============

See notes to financial statements.


                                 TECHNOLOGY VISIONS GROUP, INC.
                       (Formerly Orbit Technologies Inc. and Subsidiaries)
                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                            For the Six Months Ended
                                                                                   June  30,
                                                                                2000        2001
                                                                             ----------  ----------
Cash Flows from Operating Activities                                         $(175,729)  $(885,364)
   Net loss
   Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                         12,659       2,724
          Amortization of finance charges                                            -     462,506
          Common stock issued for consulting services                                -       3,749
      Cash provided by (used for) the change in assets and liabilities:        (27,921)    191,857
                                                                             ----------  ----------
           (Increase) decrease in accounts payable and  accrued liabilities

           Net Cash Used in Operating Activities                              (135,149)   (224,528)
                                                                             ----------  ----------

Cash Used in Investing Activities
   Capital expenditures                                                         (1,594)          -
                                                                             ----------  ----------

Cash Flows from Financing Activities
  Proceeds from sale of stock                                                   37,500      50,000
  Proceeds from loans                                                           30,000           -
  Repayment of notes payable                                                         -      (3,682)
                                                                             ----------  ----------

          Net Cash Provided by Financing Activities                             67,500      46,318
                                                                             ----------  ----------

Decrease in Cash                                                               (69,243)   (178,210)

Cash - Beginning                                                                81,587     301,474
                                                                             ----------  ----------

Cash - Ending                                                                $  12,344   $ 123,264
                                                                             ==========  ==========

SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:

       Issuance of 5,845,090 shares of common stock and 1,100,000 of stock options for cancellation of 3,703,823 shares of common stock,
          $600,000 of notes payable and related accrued interest of
          $372,355                                                           $ 972,355   $       -
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

                The accompanying unaudited financial statements of Technology Visions Group, Inc. (the "Company") have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

                Technology Visions Group, Inc. was incorporated in the State of Delaware on April 29, 1985. Prior to December 22, 2000, the Company name was Orbit Technologies Inc. The Company is a technology portal for new and innovative technologies, engineering ideas, methods and processes. The Company's business plan is to develop or acquire new or innovative technologies that hold the potential to become commercially viable products or processes. Once a product or process receives commercial validation through an outside or third party, it is the Company's intention to either spin it off as a separate business entity, or license or sell to an affiliated or unaffiliated entity that, at that time, becomes responsible for the production, marketing and sales of such products or services. The Company's technologies are undergoing certain feasibility studies and/or actual tests and evaluations. To date, the Company has not financially benefitted from the commercialization of any of its technologies.

                The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the year ended December 31, 2000 and the six months ended June 30, 2001, the Company incurred net losses of approximately $517,000 and $885,000, respectively, and as of June 30, 2001, had a stockholders' deficiency and a working capital deficiency of approximately $2,582,500 and $2,868,000, respectively. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                         TECHNOLOGY VISIONS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1 -       BUSINESS AND CONTINUED OPERATIONS (Continued)

                While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation through July 2, 2002.

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

                Common Stock
                ------------

                During the first quarter of 2001, the Company issued 26,786 shares of common stock for consulting fees totaling $3,749

                During the second quarter of 2001, the Company issued 238,095 shares of common stock for proceeds of $50,000.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  4 -       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                Accounts payable and accrued liabilities consist of the following at June 30, 2001:

                                                          $1,321,740
                                                             314,654
                           Salaries to officers              184,902
                           Professional fees                  39,714
                                                          -----------
                           Interest
                           Miscellaneous                  $1,861,010
                                                          ===========

NOTE  5 -       CONVERTIBLE DEBENTURES

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

                The Company assigned a value of $294,250 to the beneficial conversion feature of the $375,000 of debentures and $93,750 to the warrants to buy shares issued to the purchasers of the convertible debentures. These amounts are accounted for separately from the convertible debentures as an addition to paid-in capital and as a reduction of stockholders' equity for the unearned portion. The unearned portion is being amortized on the interest method over the 180-day period that commenced on December 28, 2000 and is being charged to financing costs. For the six months ended June 30, 2001, amortization of such unearned financing cost amounted to $365,402.

                         TECHNOLOGY VISIONS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  5 -       CONVERTIBLE DEBENTURES (Continued)

                Costs in connection with the $375,000 convertible debenture offering allocated to the convertible debentures, amounted to $98,750. Such costs were comprised of legal fees of $55,000, and consulting fees of $43,750. The Company is amortizing such costs over 180 days as a financing expense commencing December 28, 2000. For the six months ended June 30, 2001, amortization of such costs amounted to $97,104.

                The convertible debentures are collateralized by all goods (including property and equipment), inventories, receivables, contract rights, general intangibles, documents, chattel paper and computer programs, whether presently owned or existing or hereafter acquired or produced, and the products and proceeds of all the collateral.

NOTE  6 -       STOCKHOLDERS' EQUITY

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

                                                            Number of Potential
                                                             Additional Common
                                                                  Shares
                                                            -------------------

              Warrants to purchase common stock                         375,000
              Convertible debentures (assumed conversion at
                  June 30, 2001 market value price and at
                  largest discount)                                   2,679,000
              Notes payable                                             876,000
              Options to purchase common stock                        5,007,000
              Accrued salaries                                        5,820,000
                                                                     -----------

                    Total as of June 30, 2001                        14,757,000
                                                                     ===========

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

Technology Visions has completed test and evaluation contracts for Lockheed Martin Idaho Technologies Company and Bechtel BWXT, in conjunction with the U.S. Department of Energy, Idaho Operations Office, Idaho Falls, ID. The Idaho Falls site is one of many United States waste management sites containing one form or another of either radioactive, toxic and/or hazardous waste requiring processing and cleanup. Technology Visions functions as a subcontractor for Lockheed and/or Bechtel BWXT and is paid a fixed fee for each contract, which must be completed within the designated time frame. Following testing, the contractor then submits a report to the U.S. Department of Energy outlining the results of each technology tested and recommending further research strategies and treatment options.

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

In May 1999, Lockheed Martin Idaho Technologies Company awarded Technology Visions a contract to evaluate its Polymer Encapsulation Technology (PET) for disposal of actual pilot scale calcine waste. The contract was subsequently assigned to Bechtel BWXT, Idaho Falls. In September 1999, the contract was expanded and directed that PET be examined at maximum waste loading scenarios as a means for transporting high-level calcine wastes out of Idaho to an off-site melter. Terms of this contract required that testing be completed by September 15, 1999 for a total price of $60,000. In November 1999, testing of PET showed positive results for encapsulating calcine waste for both disposal at a permanent high-level waste disposal site and for transportation offsite. Bechtel BWXT recommended to the U.S. Department of Energy that a pilot plant demonstration be conducted to test and evaluate disposal parameters and product transportation. Other recommendations included encapsulation and mixing studies utilizing actual radioactive materials.

In June 2000, Bechtel BWXT awarded Technology Visions a contract to manage the evaluation of in-situ grout candidate materials, submitted by different manufacturers. Field-testing commenced in April 2001. Results from this testing is not yet available. The fixed price for this testing was $227,351.00.

Technology Visions continues to focus its human resources and funding on the development of PET as an advanced technological solution to various radioactive and toxic waste materials identified for disposal by the Department of Energy. Discussions with Bechtel BWXT, the University of Akron, and the Department of Energy center around the potential application of a specific formulation of PET. Technology Visions currently is pursuing additional projects dealing with high-level radioactive waste and buried low-level mixed waste at the Idaho National Engineering and Environmental Laboratory at the Department of Energy site in Idaho Falls, Idaho, and other sites where the Company believes their products can be utilized.

Building on the test results of the Lockheed Martin contracts, where PET showed positive results for encapsulating radioactive waste, the marketing strategy for the Company is to build a substantial government and private sector business in which Technology Visions' system will be used in the containment of various radioactive and heavy metal wastes. Work has begun with initial contacts being made with industry leaders in the waste management and waste remediation sectors and potential end-users of the technology. Ultimately, Technology Visions plans to develop strategic relationships with prime contractors throughout the waste management industry.

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

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities. No change.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      List of Documents filed as part of this report:

                  (1)      Financial Statements.

                  (2)      Exhibits - See (c) below.

         (b)      Reports on Form 8-K. (1)

         (c)      Exhibits

         Exhibit
         Number            Exhibit
         ------            -------

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

Date: June 30, 2001                       By: /s/ James B. Lahey
      ------------                           -----------------------------------
                                         James B. Lahey, Chief Executive Officer
                                         Chairman of the Board of Directors

Date: June 30, 2001                       By: /s/ James A. Giansiracusa
      ------------                           -----------------------------------
                                             James A. Giansiracusa, Secretary/
                                             Chief Financial Officer