Form 10QSB
period 2001-09-30
TECHNOLOGY VISIONS GROUP INC
filed 2001-11-20
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period ended: September 30, 2001


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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

         At September 30, 2001, 41,848,983 shares of common stock were outstanding.

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

In May 1999, Lockheed Martin Idaho Technologies Company awarded Technology Visions a contract to evaluate its Polymer Encapsulation Technology (PET) for disposal of actual pilot scale calcine waste. The contract was subsequently assigned to Bechtel BWXT, Idaho Falls. In September 1999, the contract was expanded and directed that PET be examined to determine maximum waste loading as a means for transporting high-level calcine wastes out of Idaho to an off-site melter. Terms of this contract required that testing be completed by September 15, 1999 for a total price of $60,000. In November 1999, testing of PET showed loading factors to achieve successful levels for encapsulating calcine waste for both disposal at a permanent high-level waste disposal site and for transportation offsite. Bechtel BWXT recommended to the U.S. Department of Energy that a pilot plant demonstration be conducted to test and evaluate disposal parameters and product transportation. Other recommendations included encapsulation and mixing studies utilizing actual radioactive materials.

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

In July 2001, Technology Visions Group began discussions with a potential business partner to develop, market, and license the firm's proprietary environmental technology solutions. Technology Visions is pursuing the exclusive worldwide rights to what is believed to be viable waste disposal products and applications.

In August 2001, Technology Visions Group announced the expansion of a contract from Bechtel BWXT Idaho in June 2000 to manage the examination of certain technologies that were being considered by the Department of Energy as waste disposal solutions. The contract expansion will examine the diffusion of specific organics in sludge.

On October 2, 2001 Technology Visions Group Inc. announced that its proprietary grout material, Gment-12, had been selected by Bechtel BWXT Idaho as the sole material being considered for the ultimate treatment of more than three million cubic feet of low-level radioactive mixed waste at the Idaho National Engineering and Environmental Laboratory (INEEL) Radioactive Waste Management Subsurface Disposal Area (SDA).

On October 16, 2001 Technology Visions Group, Inc. announced that it had been awarded a contract to further test and evaluate the proprietary Gment(TM)-12 product as a treatment and stabilization material for transuranic (TRU) and mixed waste forms previously disposed of at the Idaho National Engineering and Environmental Laboratory's (INEEL) Subsurface Disposal Area (SDA). Gment(TM)-12 has been chosen as the finalist from a group of seven candidate materials that had been considered for the treatment of an estimated 3 million cubic feet of buried waste at the DOE Idaho site.

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

Preliminary testing on potential grouting materials has reflected Gment(TM)-12's PET's significant potential as an entombing material for in-situ waste sites containing low level radioactive, toxic waste. Additional development work in regard to Gment(TM)-12's PET's application under field conditions is required and planned by Technology Visions.

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

         (c)      Exhibits

         Exhibit
         Number            Exhibit
         ------            -------

         (11)     Computation of per share earnings. (1)

         (15)     Letter on unaudited interim financial information. (1)

         (18)     Letter on change in accounting principles. (1)

         (99.1)   Risk Factors. (1)

         (99.2) Press Release - Technology Visions Group's Proprietary Gment-12 Grout Material Selected As Finalist For Phase 2 Field Evaluation

         (99.3) Press Release - Technology Visions Group Awarded Contract For Pilot Scale Field Test At Idaho Doe Site

(1) See Technology Visions Group, Inc. and Subsidiaries Financial Report for the period ended December 31, 2000, which is hereby incorporated by reference.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                              INDEX TO FORM 10-QSB
                               SEPTEMBER 30, 2001



PART I  - FINANCIAL INFORMATION

    ITEM 1  - FINANCIAL STATEMENTS (UNAUDITED)


        BALANCE SHEET                                                          1
            At September 30, 2001

        STATEMENTS OF OPERATIONS                                               2
            For the Nine Months Ended September 30, 2000 and 2001

        STATEMENTS OF OPERATIONS                                               3
            For the Three Months Ended September 30, 2000 and 2001

        STATEMENTS OF STOCKHOLDERS' DEFICIENCY                                 4
            For the Nine Months Ended September 30, 2000 and 2001

        STATEMENTS OF CASH FLOWS                                               5
            For the Nine Months Ended September 30, 2000 and 2001

        NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                           6-11


    ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION


                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                                  BALANCE SHEET
                                   (UNAUDITED)
                              AT SEPTEMBER 30, 2001




                                     ASSETS
                                     ------
Current Assets:
   Cash                                                                              $     71,259
                                                                                     -------------

      Total Current Assets                                                                 71,259

Property and Equipment  - At cost, net of accumulated
   depreciation of $107,283                                                                 1,036

Intangible Assets, Net of accumulated amortization of $58,513                              53,699

Security deposit                                                                            4,800
                                                                                     -------------

      Total Assets                                                                   $    130,794
                                                                                     =============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Accounts payable and accrued liabilities                                           $  1,955,847
  Notes payable                                                                           815,909
  Convertible debentures                                                                  270,000
                                                                                     -------------

      Total Current Liabilities                                                         3,041,756
                                                                                     -------------

Commitments, Contingencies and Other Matters

Stockholders' Deficiency:
   Preferred stock - par value: $.001 per share; shares
      authorized: 2,000,000; shares issued and outstanding: none                                -
   Common stock - par value: $.001 per share; shares
      authorized: 100,000,000;  shares issued and outstanding:
      43,064,422                                                                           43,064
   Additional paid-in capital                                                          14,280,175
   Accumulated deficit                                                                (17,230,801)
   Notes receivable - stock sale                                                           (3,400)
                                                                                     -------------

      Total Stockholders' Deficiency                                                   (2,910,962)
                                                                                     -------------

      Total Liabilities and Stockholders' Deficiency                                 $    130,794
                                                                                     =============



See accompanying notes to unaudited financial statements.


                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001


                                                                 2000               2001
                                                             -------------      -------------
Revenue                                                      $          -       $          -
                                                             -------------      -------------
Costs and Expenses:
  Research and development                                            689             76,262
  General and administrative                                      461,432            575,110
  Amortization of deferred and unearned finance charges                 -            462,506
  Interest expense                                                 91,663             72,637
  Other income                                                   (234,153)            (3,989)
                                                             -------------      -------------
        Total Costs and Expenses                                  319,631          1,182,526
                                                             -------------      -------------

Net Loss                                                     $   (319,631)      $ (1,182,526)
                                                             =============      =============

Per Share Data:

Basic and Diluted Loss Per Share                             $       (.01)      $       (.03)
                                                             =============      =============

Weighted Average Number of Common Shares                       37,139,055         41,506,651
                                                             =============      =============


See accompanying notes to unaudited financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001










                                                     2000               2001
                                                -------------      -------------

Revenue                                         $          -       $          -
                                                -------------      -------------

Costs and Expenses:
   Research and development                                -             43,910
   General and administrative                        241,533            230,004
   Interest expense                                   19,027             23,959
   Other income                                     (116,659)              (711)
                                                -------------      -------------

        Total Costs and Expenses                    (143,901)          (297,162)
                                                -------------      -------------

Net Loss                                        $   (143,901)      $   (297,162)
                                                =============      =============

Per Share Data:

Basic and Diluted Loss Per Share                $       (.01)      $       (.01)
                                                =============      =============

Weighted Average Number of Common Shares          39,247,218         41,671,856
                                                =============      =============





See accompanying notes to unaudited financial statements.



                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001


                                                                                                             NOTES
                                                COMMON STOCK                                    UNEARNED   RECEIVABLE
                                         -------------------------   ADDITIONAL   ACCUMULATED   FINANCE       FROM
                                           SHARES        AMOUNT   PAID-IN CAPITAL   DEFICIT     CHARGES    STOCKHOLDERS    TOTAL
                                         ------------ ------------ ------------- ------------- ----------- ----------- -------------
Balance at December 31, 1999              36,822,805  $    36,823  $ 12,173,493  $(15,530,825) $        -  $        -  $ (3,320,509)

Issuance of stock for cash                   229,680          230        37,270             -           -           -        37,500
Cancellation of stock                     (3,703,823)      (3,704)      (33,334)            -           -           -       (37,038)
Issuance of stock and stock options in
  exchange for notes payable and
  accrued interest                         5,845,090        5,845     1,003,548             -           -           -     1,009,393
Issuance of stock for conversion of
  notes payable and accrued interest         210,147          210        24,790             -           -           -        25,000
Issuance of stock for accrued expenses       346,233          346       112,192             -           -           -       121,538
Net loss                                           -            -             -      (319,631)          -           -      (318,631)
                                         ------------ ------------ ------------- ------------- ----------- ----------- -------------

Balance at September 30, 2000             39,750,132  $    39,750  $ 13,317,959  $(15,850,456) $        -  $        -  $ (2,492,747)
                                         ============ ============ ============= ============= =========== =========== =============

Balance at December 31, 2000              40,955,448  $    40,956  $ 13,974,577  $(16,048,275) $ (365,402) $   (3,400) $ (2,401,544)

Issuance of stock options for
  consulting services                              -            -        10,000             -           -           -        10,000
Issuance of stock for consulting services     26,786           26         3,723             -           -           -         3,749
Amortization of unearned finance charges           -            -             -             -     365,402           -       365,402
Issuance of stock for cash                   238,095          238        49,762             -           -           -        50,000
Issuance of stock for conversion of
  convertible debentures and accrued
  interest                                 1,443,582        1,443       122,514             -           -           -       123,957
Issuance of stock for directors'
  services                                   500,000          500       109,500             -           -           -       110,000
Exercise of stock options                  1,000,000        1,000         9,000             -           -           -        10,000
Cancellation of stock                     (1,099,489)      (1,099)        1,099             -           -           -             -
Net loss                                           -            -             -    (1,182,526)          -           -    (1,182,526)
                                         ------------ ------------ ------------- ------------- ----------- ----------- -------------

Balance at September 30, 2001             43,064,422  $    43,064  $ 14,280,175  $(17,230,801) $        -  $   (3,400) $ (2,867,757)
                                         ============ ============ ============= ============= =========== =========== =============


See accompanying notes to unaudited financial statements.


                                        TECHNOLOGY VISIONS GROUP, INC.
                              (Formerly Orbit Technologies Inc. and Subsidiaries)
                                           STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                            For the Nine Months Ended
                                                                                                 September 30,
                                                                                           2000               2001
                                                                                      --------------     --------------
 Cash Flows from Operating Activities
    Net loss                                                                          $    (319,631)     $  (1,182,526)
    Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                     18,988              4,087
           Amortization of deferred and unearned finance charges                              -                462,506
           Common stock issued for consulting services                                        -                  3,749
           Common stock issued to directors for services rendered                                              110,000
           Stock options issued for consulting services                                                         10,000
       Cash (used in) the change in assets and liabilities:
             Decrease in accounts payable and  accrued liabilities                          159,458            315,651
                                                                                      --------------     --------------

            Net Cash Used in Operating Activities                                          (141,185)          (276,533)
                                                                                      --------------     --------------

 Cash Used in Investing Activities
    Capital expenditures                                                                     (1,594)                 -
                                                                                      --------------     --------------

 Cash Flows from Financing Activities
   Proceeds from sale of stock                                                               37,500             50,000
   Proceeds from loans payable                                                               45,000                  -
   Repayment of notes payable                                                                     -             (3,682)
                                                                                      --------------     --------------

           Net Cash Provided by Financing Activities                                         82,500             46,318
                                                                                      --------------     --------------

 Decrease in Cash                                                                           (60,279)          (230,215)

 Cash - Beginning of period                                                                  81,587            301,474
                                                                                      --------------     --------------

 Cash - End of period                                                                 $      21,308      $      71,259
                                                                                      ==============     ==============


 SCHEDULE OF NON-CASH INVESTING AND FINANCING
    ACTIVITIES:

        Issuance of 5,845,090 shares of common stock and 1,100,000 of stock options for cancellation of 3,703,823 shares of common stock,
           $600,000 of notes payable and related accrued interest of
           $372,355                                                                   $     972,355      $           -
                                                                                      ==============     ==============
        Issuance of 346,233 shares of common stock for payment of
           accrued expenses                                                           $     112,538      $           -
                                                                                      ==============     ==============
        Issuance of 210,147 shares of common stock for conversion of
           $25,000 of notes payable                                                   $      25,000      $           -
                                                                                      ==============     ==============
        Issuance of 1,443,582 shares of common stock for conversion of
           Convertible Debentures and related accrued interest                        $           -      $     123,957
                                                                                      ==============     ==============
        Issuance of 1,000,000 shares of common stock for settlement of
           accrued compensation                                                       $           -      $      10,000
                                                                                      ==============     ==============
See accompanying notes to unaudited financial statements.


                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Technology Visions Group, Inc. (the "Company") have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and related notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS"), "Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain.

         In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

         The Company is required to complete transition impairment tests no later than December 31, 2002. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets, "which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management does not believe that this statement will have a material effect on the Company's results of operations and financial position.

NOTE 3 - BUSINESS AND CONTINUED OPERATIONS

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - BUSINESS AND CONTINUED OPERATIONS (Continued)

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, for the year ended December 31, 2000 and the nine months ended September 30, 2001, the Company incurred net losses of approximately $517,000 and $1,183,000, respectively, and as of September 30, 2001, had a stockholders' deficiency and a working capital deficiency of approximately $2,911,000 and $2,970,500, respectively. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses.

         No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         While no assurance can be given, management believes the Company can raise adequate capital to keep the Company functioning at a minimum level of operation through October 2, 2002.

         The Company is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock.

         The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, completion of research and development, completion of technology commercialization, and the successful marketing of its technologies. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of the following at September 30, 2001:


               Salaries to officers                        $   1,374,740
               Professional fees                                 341,966
               Interest                                          189,904
               Miscellaneous                                      49,237
                                                           --------------
                                                           $   1,955,847
                                                           ==============

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - CONVERTIBLE DEBENTURES

         On December 28, 2000, the Company sold, through a private placement, $375,000 of 10% convertible debenture notes, due December 28, 2001. As additional consideration, the Company issued separate warrants to the purchasers to acquire 375,000 shares of the Company's common stock at 125% of the conversion price, determined as the lesser of $0.14 per share, or 55% of the lowest three trading days in the last ten trading days prior to the conversion date. The two investors have initially agreed to purchase an additional $375,000 of 10% convertible debenture notes at such time as the Company's current registration statement is declared effective by the SEC by a certain date. The registration statement was declared effective on July 25, 2001 which was after the date agreed to by the convertible debenture holders and therefore they did not purchase the additional debentures.

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

         The Company assigned a value of $294,250 to the beneficial conversion feature of the $375,000 of debentures and $93,750 to the warrants to buy shares issued to the purchasers of the convertible debentures. These amounts are accounted for separately from the convertible debentures as an addition to paid-in capital and as a reduction of stockholders' equity for the unearned portion. The unearned portion was amortized on the interest method over the 180-day period that commenced on December 28, 2000 and was charged to financing costs. For the nine months ended September 30, 2001, amortization of such unearned financing cost amounted to $365,402.

         Costs in connection with the $375,000 convertible debenture offering allocated to the convertible debentures, amounted to $98,750. Such costs were comprised of legal fees of $55,000, and consulting fees of $43,750. The Company amortized such costs over 180 days as a financing expense commencing December 28, 2000. For the nine months ended September 30, 2001, amortization of such costs amounted to $97,104.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 5 - CONVERTIBLE DEBENTURES (Continued)

         During August and September of 2001, the convertible debenture holders converted $105,000 of convertible debentures and $18,957 of related accrued interest at various conversion prices ranging from $.06 to $.12 price per share as stipulated in the related debt agreements. The total shares issued in connection with these conversions amounted to 1,443,582.

         The convertible debentures are collateralized by all goods (including property and equipment), inventories, receivables, contract rights, general intangibles, documents, chattel paper and computer programs, whether presently owned or existing or hereafter acquired or produced, and the products and proceeds of all the collateral.

NOTE 6 - STOCKHOLDERS' DEFICIENCY

         Common Stock
         ------------

         During the first quarter of 2001, the Company issued 26,786 shares of common stock for consulting fees totalling $3,749.

         During the second quarter of 2001, the Company issued 238,095 shares of common stock for proceeds of $50,000.

         During the third quarter of 2001, the Company converted $123,957 of convertible debentures and related accrued interest into 1,443,582 shares of common stock.

         During the third quarter of 2001, two directors of the Company exercised 1,000,000 non-qualified stock options at an exercise price of $.01 per share. The options, which were exercised, were granted in 1995.

         During the third quarter of 2001, two directors of the Company were issued 500,000 shares of common stock at a price of $.22 per share for services rendered.

         During the third quarter of 2001, the Company issued 100,000 non-qualified stock options at an exercise price of $.01 per share for services rendered.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 - STOCKHOLDERS' DEFICIENCY (Continued)

         Earnings Per Share
         ------------------

         Securities that could potentially dilute basic earnings per share ("EPS") in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:


                                                             Number of Potential
                                                              Additional Common
                                                                   Shares
                                                             -------------------



           Warrants to purchase common stock                        375,000
           Convertible debentures (assumed conversion at
               the most advantageous conversion rate)             4,576,271
           Notes payable                                          5,326,439
           Options to purchase common stock                       3,190,672
           Accrued salaries                                       6,651,514
                                                                ------------

                 Total as of September 30, 2001                  20,119,896
                                                                ============

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




TECHNOLOGY VISIONS GROUP, INC.
------------------------------
        Registrant



Date: November 19, 2001                      By: /s/ James B. Lahey
      ------------                           -----------------------------------
                                         James B. Lahey, Chief Executive Officer
                                         Chairman of the Board of Directors

Date: November 19, 2001                      By: /s/ James A. Giansiracusa
      ------------                           -----------------------------------
                                             James A. Giansiracusa, Secretary/
                                             Chief Financial Officer