Form 10KSB
period 2001-12-31
TECHNOLOGY VISIONS GROUP INC
filed 2002-04-16
CIK 937814

..

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-KSB


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 2001

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

                         5950 La Place Court, Suite 155
                           Carlsbad, California 92008
                           --------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 760/918-9168 Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                          Common Stock, $.001 par value
                                (Title of class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the year ended December 31, 2001 were $0.00.

         On March 31, 2002, the aggregate market value of the voting stock held by non-affiliates totaled approximately $1,741,628 based on the closing stock price as reported by The OTC-BB of the NASDAQ Stock Market.

         At March 31, 2002, 49,238,486 shares of common stock were outstanding.

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

         Technology Visions operates under its current mandate as an applied research and development company and technology portal that employs and retains independent engineers, research consultants, research institutes, universities and other consultants as needed to develop and analyze technologies. Technology Visions has developed or acquired technologies that it believes have potential to yield commercially viable products. None of the technologies are currently in commercial use. Over the last two fiscal years, Technology Visions has spent approximately $238,466 for research and development activities. Research and development expenses consist of the preparation of PET and GMENTTM samples to treat and contain radioactive waste. These costs were borne directly by Technology Visions.

         Business activities over the past two years have focused predominantly on identifying and familiarizing potential end users, who are retail or industrial users of Polymer Encapsulation Technology (PET)and GMENTTM treatment and stabilization system, including governmental entities, with the testing and evaluation work completed and funded to date by Lockheed Martin and Bechtel BWXT. Future business activities will consist of implementing the recommendations of the completed test and evaluation contracts Lockheed Martin and Bechtel BWXT Idaho LLC funded. These activities include:

         o A pilot scale demonstration utilizing processing equipment and shipping containers to determine engineering process parameters,
         o Optimization and mixing studies to improve the leach rates of contaminants,
         o Cost benefit analysis to evaluate the efficacy of the disposal and transportation applications of the PET,
         o Hydrogen gas generation from radiolysis, and o Thermal freeze/thaw of PET for durability.

The Technologies

         Technology Visions is focused on commercializing two technologies, Polymer Encapsulation Technology (PET) and GMENTTM-12, for use in the environmental waste cleanup market. Today, the government's estimated cost for environmental waste cleanup at the over fifty U.S. Department of Energy sites located within the United States is between $230 and $300 billion. That figure does not include the costs for the removal of pollutants from either water or silt that has been deposited in our rivers and oceans.

         Technology Visions has completed product test and evaluation for Lockheed Martin Idaho Technology Company and Bechtel BWXT Idaho, LLC, in conjunction with contracts awarded by the Department of Energy, Idaho Operations Office, Idaho Falls, Idaho. These contracts have utilized waste materials sourced from the Idaho Falls DOE site. This site, nearly 900 square miles in area, contains in various forms, radioactive, toxic and hazardous wastes that will require further processing to insure safe and economical long-term disposal.

         1. Polymer Encapsulation Technology

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

         2. GMENT(TM) Technology

         In the spring of 2000, Technology Visions jointly developed with Advanced Grout Systems, a second product suitable for waste cleanup, GMENTTM-12. GMENTTM-12 has end use applications in low-level radioactive mixed waste where the problem waste requires grouting. Grouting is a process like cementing used with certain types of radioactive material, which because of their chemical make-up, should not be removed from the soil for neutralization. GMENT(TM)-12 is a cementitous grout which contains proprietary materials which not only stabilize certain wastes but also treat specific hazardous elements within the waste. It has been developed for use in the containment of mixed low level in-situ waste and has successfully completed laboratory and field testing and is now undergoing a field pilot evaluation. GMENT(TM)-12 has been developed for use in standard, jet grouting application equipment. It is injected into the waste containing site at standard room temperatures at pressures to 6,000 psi.

         This additive enhanced, cement-based product has undergone extensive laboratory and field testing and evaluation and was chosen over five other competing grout materials as the material of choice to treat and stabilize radioactive mixed waste at the Subsurface Disposal Area at the U. S. Department of Energy site in Idaho Falls, Idaho. The technology is ready for commercialization and deployment to the field.

         MARKET

         In June 2000, Bechtel BWXT awarded Technology Visions a contract to evaluate six grout materials submitted by different manufacturers for the stabilization and encapsulation of U.S. Department of Energy's mixed low level in-situ contaminated waste stored at the Idaho National Engineering and Environmental Laboratory (INEEL) Cold Test Pit site located in Idaho Falls, Idaho. One of the six grouts was GMENT(TM)-12. There are approximately 78,000,000 cubic feet of stored mixed low level in situ contaminated waste located at seven DOE sites located within the United States; 25,900,000 cubic feet cubic feet of this waste is stored at the Idaho Falls site.

         Subsurface contaminated wastes are those wastes that have the potential to be remediated without excavation using technology strategies that either destroy, isolate, or prevent any further spread of contaminants into the surrounding environment. GMENT(TM)-12 provides a safe and economical material to meet those requirements. Introduction of the grout material into the waste containment area utilizes standard jet grouting equipment. GMENT(TM)-12 is blended into solution and pumped at high pressures into the subsurface trenches containing the mixed low level waste. The solution cures this waste, binding toxic and hazardous contaminates and encapsulating radioactive waste in place, rendering it environmentally safe. The grout can be formulated to be neutral in the environment and is projected to remain effective for 10,000 years. Because this type of treatment occurs in place, both costs and the risks of exposure are reduced significantly than if the waste was to be retrieved.

         CURRENT STATUS

         The evaluation study of the six grouts conducted at the University of Akron laboratories and completed in February, 2001, concluded that three of the grout candidates should be taken to the field for further testing.

         In April 2001, the field testing was conducted by Applied Geotechnical Engineering and Construction Company at a site located near Richland, Washington. Upon completion of the field testing, GMENT(TM)-12 was the grout selected to be used in the pilot plant study to be conducted at the Cold Test Pit in October 2001. Technology Visions provided 95 tons of GMENT(TM) grouting material for the Phase 2 Pilot Scale Field Evaluation.

         During the Phase 2 Pilot Scale Field Evaluation, GMENT-12 was blended in a high shear mixer into solution at a batch plant in Idaho Falls, Idaho. The mixture was then delivered to the Idaho National Engineering and Environmental Laboratory (INEEL) Cold Test Pit Site, adjacent to the INEEL Radioactive Waste Management Complex, and pumped at high pressure into a subsurface trench containing low-level radioactive mixed waste.

         Jet grouting is a general term describing construction techniques where ultra high pressure fluids are injected into the soil at high velocities, such as 800 to 1,000 feet per second. The high speed fluid is used to cut, replace, and mix the native soil and the contaminated waste, with a cementing material, typically a cement-based grout. Jet grouting proceeds first by drilling a vertical guide hole down to the required depth.

         Actual jet grouting then follows, proceeding typically from the bottom to the top of the borehole. Panels or columns can be formed by controlling the rotation of the drill rods while lifting the jet grouting device.

         Columns are formed when the drill rods are rotated during lifting. Panels can be created by lifting the drill rods without rotation. Subsurface cutoff walls can be created by sequentially jet grouting adjoining columns of soil.

         An advantage of jet grouting over other cutoff wall techniques is the fact that it can be used to stabilize a wide range of soils, ranging from gravel to heavy clays. The second advantage is that large diameter columns or panels can be created, starting from relatively small diameter boreholes.

         The grouting equipment, used at the Cold Test Pit Site, included a Casa Grande C-6 Drill System, a Casa Grande Jet-5 high pressure pump, and vortex mixing system. The GMENTTM solution cures binding toxic and hazardous contaminates, filling voids and encapsulating radioactive waste in place, rendering it environmentally safe. Final monoliths are solid stand-alone blocks of soilcrete, a cement and soil mixture.

         Testing results met all criteria established by state and federal regulatory agencies. Technology Visions is awaiting the final report from Bechtel BWXT Idaho LLC which will be submitted to the appropriate state and federal agencies.

         3. New Technologies

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

Exploitation of a Technology

         Technology Visions or its licensee must, with regard to each technology, after studies and testing, determine whether the technology may be commercially feasible. At that time, Technology Visions or the licensee must develop a plan which will best exploit this technology. This plan may require the raising of additional funds for Technology Visions or the licensee to exploit the technology, including the establishment of a marketing organization to sell this technology. Alternately, Technology Visions or the licensee may subcontract out the manufacturing, or may joint venture this technology with existing companies which have manufacturing or marketing capabilities or further license the technologies for exploitation to companies that have these capabilities. Upon further licensing, Technology Visions or the licensee may receive royalty payments or a combination of revenues structured from the sale and use of the product. Any technology may also be sold outright with or without future payments based on sales. Therefore, each technology that may be commercially viable might be exploited in a different manner and may have various levels of success. To the extent that Technology Visions seeks to internally exploit any technology, Technology Visions may require substantial additional capital, which may not be available on favorable terms, if at all.

         Currently, Technology Visions is focused only on the development and use of the PET and GMENTTM treatment and stabilization technologies as advanced environmental technological solutions to various radioactive and toxic waste materials the United States Department of Energy has identified for disposal.

Specifically, Technology Visions identified opportunities for treating mixed radioactive waste at the Idaho DOE site by:

         o        stabilizing in-ground low-level mixed radioactive waste, and
         o creating a barrier for radioactive materials that are currently leaking into the environment.

Employees/Consultants

         Technology Visions presently has two officers employed on a full time basis and one administrative assistant and a bookkeeper employed on a part-time basis.

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

         To date, Technology Visions' PET and GMENTTM has passed all standard tests, including the American Society of Testing Materials certification, required by the contracts with Lockheed Martin Idaho Technologies Company and Bechtel BWXT Idaho, LLC, the Environmental Protection Agency (EPA) and state and federal agencies.

         The final report prepared by INEEL recommended in its submittal to the U.S. Department of Energy the following testing and evaluation of Technology Vision's PET:

         1. A pilot scale demonstration utilizing appropriate processing equipment and shipping containers to determine engineering process parameters for this technology.
         2. Optimization and mixing studies to investigate to evaluate the amount of radioactive waste that PET can encapsulate.
         3. Evaluating compatibility of the PET waste form, a foam encapsulated waste, with an off-site melter, a high temperature furnace.
         4. Cost-benefit analysis to evaluate the efficacy of the disposal and transportation application of the PET to high-level calcine waste.
         5.       Evaluation of hydrogen gas generated during the PET process.
         6.       Thermal freeze/thaw testing of PET for durability.

         7. Examine the proposed design of the Hanford Melter system, a specific high temperature furnace, and perform compatibility studies relative to: (a) removal requirements of calcine/PET waste from the shipping canister, (b) effects of organic content on the Hanford Melter and, (c) size reduction requirements for placing the waste form into the Hanford Melter.

         Governmental approval necessary for Technology Visions' and others use of PET with calcine waste will require the completion of the above testing. Funding for the completion of this work, estimated by the company at $250,000, may not be available until the Department of Energy publishes its Environmental Impact Statement (EIS), which will specifically address the PET technology. This statement, which is expected to be published sometime in 2002, may invite additional contracts for the next phase of testing and evaluation of PET. It is therefore estimated that evaluation funding could be available, if at all, in early year 2003.

Competition

         Technology Visions is active in the intensely competitive field of high technology research and development and competes against numerous public and private entities, some with substantially greater financial and human resources than Technology Visions. High technology research and development can be characterized as proceeding at a very rapid pace with frequent technological breakthroughs, some of which may render Technology Visions' technology and the products obsolete even before they are commercially marketed. Technology Visions is aware of other products that perform similar functions to PET and GMENTTM. Competition includes technologies based on materials known as polyethylene, other grout materials and a process called vitrification.

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

         Grout technologies are based upon combining ingredients such as Portland cement, polymers, fly ash, slag and additives. Its applications are somewhat limited as to the types and quantities of waste with which it may be used. While the base cost of the grout is less expensive than PET and GMENTTM, the finished product formed by the combining of waste, frequently at low quantities to insure compliance with certain specifications, and grout, frequently adds significantly to the cost of the finished product. Low quantities of waste may be dictated by the setting properties of the grout or the leaching characteristics of the waste. In any event, when low waste levels are utilized, greater volumes of the combined waste and grout are generated; resulting in both increased transportation costs and increased final disposal cost. In contrast, in certain subsurface applications, the GMENTTM treatment and stabilization system provides superior technical performance and reduced costs and risks over current technologies.

         Vitrification involves an incineration process utilizing high temperatures to convert waste into a rock or glass-like material. It is capital intensive, chemically sensitive, has size restrictions on incoming waste, must be designed for specific waste formulations, and generates off gases.

         Based on the current research and technical information Technology Visions has accumulated, Technology Visions believes that its application and formulations of the PET and GMENTTM material is unique in the waste containment, transportation, and disposal industry.

Item 2.  DESCRIPTION OF PROPERTY

         Technology Visions maintains its principal executive offices in Carlsbad, California where it occupies a 1,500 square foot office at 5950 La Place Court, Suite 155, Carlsbad, California 92008 pursuant to a lease from an unaffiliated third party for $2323.00 per month. The lease expires in July 2004.

The current lease does not contain a renewal option but there is sufficient commercial space at comparable prices in the area to satisfy the needs of Technology Visions.

         As Technology Visions moves forward, it may be necessary to add one or two marketing and sales personnel to the staff. The current office is capable of accommodating those additions. If future expansion requires a larger office space, there is significant commercial space in the local area and Technology Visions believes office space on reasonable terms could be acquired with very little difficulty.

Item 3.  LEGAL PROCEEDINGS

         Technology Visions is not a party to any material litigation and to the knowledge of management, there is no material litigation or claim threatened or contemplated against Technology Visions.

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

Calendar Year ended December 31:

2000                        High             Low

First Quarter              $0.95            $0.37
Second Quarter             $0.74            $0.26
Third Quarter              $0.36            $0.20
Fourth Quarter             $0.40            $0.18

2001

First Quarter              $0.45            $0.12
Second Quarter             $0.31            $0.12
Third Quarter              $0.35            $0.10
Fourth Quarter             $0.17            $0.05

2002

First Quarter              $0.18            $0.03

         There were approximately 2,000 stockholders of record of common stock as of March 31, 2002. Technology Visions has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future. Technology Visions intends to retain earnings, if any, to provide funds for its operations. Future dividend policy will be determined by the board of directors based upon conditions then existing including Technology Visions' earnings and financial condition, capital requirements and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

         For the fiscal year ended December 31, 2001 and 2000, Technology Visions had no revenues. General and administrative expenses increased from $554,866 in 2000 to $839,453 in 2001. For the years ended December 31, 2000 and December 31, 2001, Technology Visions incurred an operating loss of $558,925 and $1,034,889, respectively. It is anticipated that net-operating losses will continue through the next two years.

Plan of Operation

         Since 1996, Technology Visions has focused on the development and use of its polydimethylsiloxane-based Polymer Encapsulation Technology (PET) System as a method for stabilizing and encapsulating various radioactive and toxic waste materials leading to a final waste form for disposal. During the past two years, Technology Visions has introduced the GMENTTM treatment and stabilization technology as a method for subsurface waste stabilization.

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

         In May 1999, Lockheed Martin Idaho Technologies Company awarded Technology Visions a test and evaluation contract to evaluate PET for disposal of actual pilot scale calcine waste. The contract was subsequently assigned to Bechtel BWXT, Idaho LLC. In September 1999, the contract was expanded and directed that PET be examined at maximum waste loading scenarios as a means for transporting high-level calcine wastes out of Idaho to an off-site melter. Terms of this contract required that testing be completed by September 15, 1999 for a total price of $60,000. In November 1999, testing of PET showed positive results for encapsulating calcine waste for both disposal at a permanent high-level waste disposal site and for transportation offsite. Bechtel BWXT Idaho LLC\INEEL's final report to the U.S. Department of Energy recommended the following testing and evaluation of Technology Vision's PET:

         o A pilot scale demonstration in utilizing processing equipment and shipping containers to determine engineering process parameters for this technology.
         o Optimization and mixing studies to investigate decreasing the leach rate of contaminant, to evaluate the amount of radioactive waste that PET can encapsulate.
         o Evaluating compatibility of the PET waste form, a foam encapsulated waste, with an off-site melter, a high temperature furnace.
         o Cost-benefit analysis to evaluate the efficacy of the disposal and transportation application of the PET to high-level calcine waste.
         o        Evaluation of hydrogen gas generated during the PET process.
         o        Thermal freeze/thaw testing of PET for durability.
         o Examine the proposed design of the Hanford Melter system, a specific high temperature furnace, and perform compatibility studies relative to: (a) removal requirements of calcine/PET waste from the shipping canister, (b) effects of organic content on the Hanford Melter and, (c) size reduction requirements for placing the waste form into the Hanford Melter.

         Building on the test results of the Lockheed Martin Idaho Technologies Company testing and evaluation contracts, where PET showed positive results for encapsulating radioactive waste, the marketing strategy is to build a substantial government and private sector business in which Technology Visions' system will be used in the containment of various radioactive and heavy metal wastes. Work has begun with initial contacts being made with industry leaders in the waste management and waste remediation sectors and potential end-users of the technology. Ultimately, Technology Visions plans to develop strategic relationships with prime contractors throughout the waste management industry.

         To commercialize the PET technology and obtain governmental approval for its use, Technology Visions must complete the additional testing recommended by Betchel BWXT Idaho LLC. Funding for the completion of this work, estimated by the company at $250,000, may not be available until the Department of Energy publishes its Environmental Impact Statement, which will specifically address the PET technology. This statement, which is expected sometime during 2002, may incite additional contracts for the next phase of testing and evaluation of PET. It is therefore estimated that evaluation funding could be available, if at all, in early year 2003.

         Currently, Technology Visions is focused on the marketing of GMENT grouting material. GMENTTM is licensed exclusively to Technology Visions Group and is a trademark of Advanced Grout Systems. GMENT(TM)-12 is a cementitous grout which contains proprietary materials which not only stabilize certain wastes but also treat specific hazardous elements within the waste. It has been developed for use in the containment of mixed low level in-situ waste and has successfully completed laboratory and field testing and is now undergoing a field pilot evaluation.

         This additive enhanced, cement-based product was chosen over five other competing grout materials as the material of choice to treat and stabilize radioactive mixed waste at the Subsurface Disposal Area at the U. S. Department of Energy site in Idaho Falls, Idaho. Technology Visions is awaiting the final report from Bechtel BWXT Idaho LLC which will be submitted to the appropriate state and federal agencies.

         Technology Visions' business plan is to develop a specific technology, PET, GMENT(TM)-12 or derivatives of those technologies, for multiple market applications. Then Technology Visions plans to license the technology and/or application to an unaffiliated entity. This entity will develop strategies tailored to each technology and/or application pertaining to manufacturing, marketing, joint venture and sublicensing.

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

Liquidity and Capital Resources

         For the years ended December 31, 2000 and 2001, Technology Visions incurred net losses of approximately $558,925 and $2,522,975, respectively, and as of December 31, 2001, had a stockholders' deficiency and a working capital deficiency of approximately $2,609,901 and $455,881, respectively. The report of Technology Visions' independent certified public accountants notes that Technology Visions is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders' deficiency at December 31, 2001 and these conditions raise substantial doubt about Technology Vision's ability to continue as a going concern.

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

         Technology Visions is exploring additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. Management believes that Technology Visions can raise adequate capital to keep Technology Visions functioning at a minimum level of operation in the next fiscal year. On December 28, 2000, Technology Visions entered into a 10% Secured Convertible Debenture Agreement, in which Technology Visions issued debentures to AJW Partners, LLC and New Millennium Capital Partners II, LLC for $375,000. The debentures expired on December 29, 2001 and the company is in negotiations to redeem the remainder of the debentures.

         Technology Visions does not expect to make any significant capital purchases in 2002, except for possible equipment for the PET or GMENTTM treatment systems.

ITEM 7.  FINANCIAL STATEMENTS

See the Financial Statements and Notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As of December 31, 2001, there were no changes in or disagreements with accountants on accounting and financial disclosure.

         Subsequently, on January 9, 2002, pursuant to the approval of the Board of Directors of Technology Visions,Technology Visions replaced the accounting firm of Grassi & Co., CPAs, P.C. as its independent auditors. Grassi & Co., CPAs, P.C. previously issued on April 11, 2001, their report on Technology Visions' balance sheet as of December 31, 2000 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. The balance sheet of Technology Visions as of December 31, 1999 and the related statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1999 and December 31, 1998 were audited by Tabb, Conigliaro & McGann, P.C., who merged with Grassi & Co., CPAs, P.C. as of January 1, 2001.

         Tabb, Conigliaro & McGann, P.C., in their report on Technology Visions' financial statements for the year ended December 31, 1999, stated that there was substantial doubt about Technology Visions' ability to continue as a going concern because the company had not generated any revenue, to date, from any of its products or technologies, and incurred a net loss of approximately $635,000 during the year ended December 31, 1999. Further, as of December 31, 1999, Technology Visions had a working capital deficiency of approximately $3,408,000, a stockholders' deficiency of approximately $3,321,000 and was in default on its loan agreements with various individuals and was in arrears on accounts with certain vendor creditors. The financial statements did not include any adjustments from this uncertainty. Their report did not contain any other adverse opinion or disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.

         In their report dated April 11, 2001, Grassi & Co., CPAs, P.C. indicated that there was substantial doubt about Technology Visions' ability to continue as a going concern because Technology Visions had not generated any revenue as of December 31, 2000 from any of its products or technologies, and incurred a net loss of approximately $517,000 during the year ended December 31, 2000. Further, as of December 31, 2000, Technology Visions had a working capital deficiency of approximately $2,562,000 and stockholders' deficiency of approximately $2,402,000. The financial statements did not include any adjustments from this uncertainty. Their report did not contain any other adverse opinion or disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.

         There were no disagreements with Grassi & Co., CPAs, P.C. or with Tabb, Conigliaro & McGann, P.C.on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the period from December 31, 1999 to the date of their dismissal

         On January 9, 2002, Technology Visions engaged the accounting firm of McKennon, Wilson & Morgan LLP located in Irvine, CA to perform its annual audit for the year ended December 31, 2001. Prior to that date, Technology Visions did not consult with McKennon, Wilson & Morgan LLP regarding any accounting matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information concerning the directors and executive officers of Technology Visions:

NAME                                     AGE        TITLE
---------------------------------------- ---------- --------------------------------------------------
James B. Lahey                           67         Chairman of the Board of Directors, President, Chief
                                                    Executive Officer, and Director
---------------------------------------- ---------- --------------------------------------------------
James A. Giansiracusa                    53         Chief Operating Officer, Secretary, Chief Financial
                                                    Officer and Director
---------------------------------------- ---------- --------------------------------------------------
Stephen V. Prewett                       59         Vice-President-Technology Development and Director
---------------------------------------- ---------- --------------------------------------------------
Ian C. Gent                              60         Director
---------------------------------------- ---------- --------------------------------------------------
William N. Whelen, Jr.                   64         Director
---------------------------------------- ---------- --------------------------------------------------

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

JAMES A. GIANSIRACUSA has been the Secretary of Technology Visions since October 1993 and became Vice President-Operations in January 1994. Before joining Technology Visions, Mr. Giansiracusa was a Lieutenant Colonel in the United States Marine Corps where his duties included command billets in both aviation and infantry. He was also a consultant for Wackenhut Services International, an international security firm, from 1991 to 1992. During Mr. Giansiracusa's military service he, at times, was responsible for over 1,300 persons. Mr. Giansiracusa participated in strategic planning relative to many global scenarios. Mr. Giansiracusa holds a Master of Science degree in Systems Management from the University of Southern California.

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

WILLIAM N. WHELEN, JR. was appointed a director of Technology Visions in September 1996. Mr. Whelen's broker registration for the last five years has been with Simon Securities, Inc. of New Jersey. Mr. Whelen serves on the board of Alpha Online Power Corporation, a public company and is a trustee for the Episcopal Diocese of Delaware. He holds a Bachelor of Science Degree in Electrical Engineering from Widener University of Chester, Pennsylvania.

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

         Based solely upon a review of the copies of the forms furnished to Technology Visions and information involving securities transactions of which Technology Visions is aware, Technology Visions believes that during the fiscal year ending December 31, 2001, that it has advised the appropriate parties and entities of the compliance with all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial stockholders.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

         The following table presents, for each of the last three fiscal years, the annual compensation earned by the chief executive officer and the most highly compensated executive officers of Technology Visions for the three fiscal years ended December 31, 2001:


Summary Compensation Table

                                                 Annual                               Long Term
                                                 Compensation                         Compensation
------------------------- ---------------------- -------------------------- --------- ------------------
Name and Principal        Year                   Salary                     Bonus     Stock Awards or
Position                                                                              Other Compensation
------------------------- ---------------------- -------------------------- --------- ------------------
James B. Lahey,           2001                    $120,000(1)                0         0
                          2000                    $120,000(1)                0         0
President                 1999                    $120,000(1)                0         0
------------------------- ---------------------- -------------------------- --------- ------
James A. Giansiracusa,    2001                    $132,000(1)                0         0
Vice President,           2000                    $132,000(1)                0         0
Operations                1999                    $132,000(1)                0         0
------------------------- ---------------------- -------------------------- --------- ------

(1) The amounts stated above have not been fully paid. Lahey and Giansiracusa have deferred substantial portions of their salaries in favor of the Company's operations and progress. Accrued salaries owed to Lahey and Giansiracusa total $718,000 and $606,952 respectively.

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

         The following table presents information for the named officer in the Summary Compensation Table with respect to options exercised during fiscal year ended December 31, 2001 and unexercised options held as of the end of the fiscal year.

         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

--------------------------- -------------- ------------ ----------------------------------- ----------------------------------
Name                        Shares         Value        Number of Securities Underlying     Value of In-the-Money
                            Acquired on    Realized     Unexercised Options/SARs at FY-End  Options/SARS at FY-End ($)
                            Exercise (#)   ($)          Exercisable/Unexercisable           Exercisable/Unexercisable
--------------------------- -------------- ------------ ----------------------------------- ----------------------------------
James B. Lahey              0              0            500,000/0                           $30,000/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------------
James A. Giansiracusa       0              0            1,556,593/0                         $93,396/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------------
Stephen V. Prewett          100,000        0            694,783/0                           $41,687/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------------
Ian C. Gent                 0              0            200,000/0                           $12,000/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------------
William N. Whelen           0              0            200,000/0                           $12,000/$0
--------------------------- -------------- ------------ ----------------------------------- ----------------------------------

         Values reflected above are based on the closing price of $ .06 per share of Technology Visions' common stock for the last business day of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2002, information regarding shares of common stock owned by (a) each person known by management to beneficially own more than 5% of the outstanding common stock, (b) each of Technology Visions' directors, and (c) all executive officers and directors of Technology Visions as a group:

Name and Address of                   Amount and Nature of             Percent of Outstanding
Beneficial Owner                      Beneficial Shares Owned          Ownership
----------------                      -----------------------          ------------------
James B. Lahey (1,3,5)                      3,520,000                           7%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008
James A. Giansiracusa (1,2,3,5)             3,030,667                           6%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008
Ian C. Gent (3,4,5)                           700,000                           2%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008
Stephen V. Prewett (3,4,5)                  1,794,783                           5%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008
William N. Whelen, Jr. (4,5)                  600,000                           2%
Carlsbad Research Center
5950 La Place Court, Suite 140
Carlsbad, CA 92008
All Officers and Directors
as a group
(5 persons) (5)                             9,645,450                          20%
Ruth P. Brittingham                         5,022,292                          10%
O. G. Sansone & Colleen
Sansone                                     5,543,603                          11%

* Amount held represents less than 1%.

(1) Includes 2,500,000 shares of common stock converted from $75,000 of unpaid salary as of December 31, 2001 at a rate of $.03 per share.
(2) Includes 1,556,593 shares of common stock subject to currently exercisable options.
(3) Includes 500,000 shares of common stock awarded as Part of Incentive Compensation Plan.
(4) Includes 400,000 shares of common stock awarded as Part of Incentive Compensation Plan.
(5) Includes 3,251,376 shares of common stock subject to currently exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 27, 1997, Technology Visions entered into an installment loan agreement with an individual shareholder, to borrow $300,000, payable in $100,000 installments on May 27, 1997, September 5, 1997 and December 3, 1997. As of December 31, 1998, the shareholder has advanced Technology Visions $299,500 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan agreement provides for a minimum semi-annual interest payment of $6,000 commencing December 6, 1997, which was paid in January 1998. Technology Visions has defaulted on its remaining semi-annual interest payments totaling $153,310. The installment note is collateralized by Technology Visions' rights, titles and patents, to a technology known as the Polymer Encapsulation Technology (PET). On April 15, 2002, Ms. Brittingham entered into a standstill agreement with Technology Visions in which she agreed to forbear any collection of this debt until December 31, 2003

         As of December 31, 2001, an officer of the company advanced the company $117,341 for funding of the continuing operations of the company. The loan bears interest at 10% per annum and is convertible into common stock at a 20% discount of the average price five-day market price prior to the conversion date.

         Subsequent to December 31, 2001, in April 2002, James Lahey, James Giansiracusa, and Stephen Prewett agreed to waive any default resulting from unpaid amounts due to them effective until December 31, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(3)   (i)    Articles of Incorporation.  (1)
      (ii)   Certificate of Amendment to Articles of Incorporation. (2)
      (iii)  Amended and Restated By-laws. (1)
(4.1)    Form of Common Stock Certificate of Orbit Technologies, Inc. (1)
(4.2) Certificate of Determination of the Rights and Preferences of Preferred Stock of Orbit Technologies, Inc. (1)
(10.1)   Secured Debenture Purchase Agreement (2)
(10.2)   Registration Rights Agreement (2)
(10.3)   Technology Visions Group, Inc. 10% Secured Convertible Debenture
         No. 1(2)
(10.4)   Technology Visions Group, Inc. 10% Secured Convertible Debenture
         No. 2(2)
(10.5)   Technology Visions Group, Inc. Warrant No. 1(2)
(10.6)   Technology Visions Group, Inc. Warrant No. 2(2)
(10.7)   Security Agreement (2)
(10.8)   Intellectual Property Security Agreement (2)
(10.9)   2002 Non-Qualified Stock Option Plan(4)
(10.10)  Agreement with James B. Lahey(4)
(10.11)  Agreement with James A. Giansiracusa(4)
(10.12) Trademark License And Technology Agreement with Advanced Grout Systems, Ltd
(13(i))  Form 10-KSB for the Period Ending December 31, 2000(3)
(13(ii)) Form 10-KSB for the Period Ending December 31, 1999(3)

Note: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

(1) Previously filed as part of the Form 10-SB filed in May 1995 and amendments thereto which are hereby incorporated by reference.
(2) Previously filed with Technology Visions' filing of a Form 8-K on January 10, 2001.
(3) Previously filed as part of the Form 10-KSB for the Period Ending December 31, 1999 and December 31, 1998, respectively.
(4) Previously filed as an exhibit to Technology Visions' Form S-8 filed February 22, 2002 (File No. 02555642)

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Subsequently, on January 16, 2002, Technology Visions filed a Form 8-K reporting its change in auditors.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Technology Visions Group, Inc.

By:  /S/ JAMES B. LAHEY
     ------------------
    James B. Lahey
    Chief Executive Officer and Chairman of the Board of Directors

Date:    April 16, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          TITLE                               DATE
----                          -----                               ----

/S/ JAMES B. LAHEY            Chief Executive Officer and         April 16, 2002
------------------            Chairman of the Board (Chief
James B. Lahey                Executive Officer)

/S/ JAMES A. GIANSIRACUSA     Chief Operating Officer, Chief      April 16, 2002
-------------------------     Financial Officer (Chief
James A. Giansiracusa         Financial and Accounting
                              Officer), Secretary, and Director

/S/ IAN C. GENT               Director                            April 16, 2002
---------------
Ian C. Gent

/S/ STEPHEN V. PREWETT        Director                            April 16, 2002
----------------------
Stephen V. Prewett

/S/ WILLIAM N. WHELEN         Director                            April 16, 2002
---------------------
William N. Whelen, Jr.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                              INDEX TO FORM 10-KSB

                                DECEMBER 31, 2001



INDEPENDENT AUDITORS' REPORT                                               F-2

BALANCE SHEET                                                              F-3
    At December 31, 2001

STATEMENTS OF OPERATIONS                                                   F-4
    For the Years Ended December 31, 2000, as restated and 2001

STATEMENTS OF STOCKHOLDERS' DEFICIENCY                                     F-5
    For the Year Ended December 31, 2000, as restated and 2001

STATEMENTS OF CASH FLOWS                                                   F-6
    For the Years Ended December 31, 2000, as restated and 2001

NOTES TO FINANCIAL STATEMENTS                                           F-7 - 28

To the Stockholders of
Technology Visions Group, Inc.
(Formerly Orbit Technologies Inc. and Subsidiaries)


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying balance sheet of Technology Visions Group, Inc. (formerly Orbit Technologies Inc.), a development-stage company as of December 31, 2001, and the related statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Visions Group, Inc. (formerly Orbit Technologies Inc.) as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the Company restated its financial statements for the year ended December 31, 2000 for the correction of certain errors in accounting and reporting under accounting principles generally accepted in the United States. The previously filed consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 were audited by other auditors.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is a development-stage company with no revenues from its intended operations, has recurring losses, and has a working capital deficiency and stockholders' deficiency at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ McKennon, Wilson & Morgan LLP
Irvine, California                       ---------------------------------
April 5, 2002


                                 TECHNOLOGY VISIONS GROUP, INC.
                       (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                                 (A DEVELOPMENT-STAGE COMPANY)


                                          BALANCE SHEET

                                        DECEMBER 31, 2001

                                             ASSETS
                                             ------
Current Assets:
  Cash                                                                          $     62,973
  Accounts Receivable                                                                152,674
                                                                                -------------

    Total Current Assets                                                             215,647

Property and Equipment, net (Note 3)                                                   7,079
Patents, net (Note 4)                                                                 18,536
Other Assets                                                                           4,800
                                                                                -------------

       Total Assets                                                             $    246,062
                                                                                =============

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                            ----------------------------------------

Current Liabilities:
  Accounts payable                                                              $    535,528
  Notes payable, current portion                                                       6,000
  Convertible debentures (Note 6)                                                    130,000
                                                                                -------------

       Total Current Liabilities                                                     671,528

  Accrued interest (Note 5)                                                          232,348
  Note payable, net of current portion, including
   notes to officers of $122,341 (Note 5)                                            481,841
  Accrued officers and directors compensation (Note 7)                             1,470,246
                                                                                -------------

       Total Liabilities                                                           2,855,963

Commitments and Contingencies (Notes 7)


Stockholders' Deficiency (Note 8):
  Preferred stock - par value $.001 per share; shares authorized
    - 2,000,000; shares issued and outstanding - none                                     -
  Common stock - par value $.001 per share; shares authorized
    - 100,000,000; shares issued and outstanding - 46,656,068                         46,625
  Additional paid-in capital                                                      14,056,517
  Deficit accumulated during development stage                                   (16,709,643)
  Notes receivable - stock sale                                                       (3,400)
                                                                                -------------

       Total Stockholders' Deficiency                                             (2,609,901)
                                                                                -------------

       Total Liabilities and Stockholders' Deficiency                           $    246,062
                                                                                =============


See notes to financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)


                            STATEMENTS OF OPERATIONS

                                                     FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                               ---------------------------------
                                                   2000                 2001
                                               -------------       -------------
                                               (as restated)

  Revenues                                    $           -        $         -


  Costs and expenses:
   General and administrative                       556,530            839,453
   Research and development                         164,565             74,006

  Other (income) and expense:
   Interest expense                                 102,904            563,480
   Incidental income                                (79,036)          (167,800)
                                               -------------       -------------
  Loss before extraordinary item                   (744,963)        (1,309,139)


  Extraordinary item, extinguishment
   of debts, no tax effect                          715,203            274,250
                                               -------------       -------------

  Net loss                                     $    (29,760)      $ (1,034,889)
                                               =============      =============


Basic and diluted per-share information:
  Loss before extraordinary item               $      (0.02)      $      (0.03)
  Extraordinary item                                   0.02               0.01
                                               -------------       -------------
  Net loss                                     $      (0.00)      $      (0.02)
                                               =============      =============
Weighted average shares outstanding:
  Basic and diluted                              38,537,805         41,166,031


See notes to financial statements.


                                         TECHNOLOGY VISIONS GROUP, INC.
                               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                                        (A DEVELOPMENT-STAGE COMPANY)

                                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                 FOR THE YEARS ENDED DECEMBER 31, 2000 (AS RESTATED), AND 2001

                                                                                      DEFICIT         NOTES
                                                  COMMON STOCK         ADDITIONAL   ACCUMULATED     RECEIVABLE
                                           -------------------------    PAID-IN      DURING THE        FROM
                                               SHARES      AMOUNT       CAPITAL  DEVELOPMENT STAGE  STOCKHOLDERS    TOTAL
                                           ------------- ----------- ------------- -------------   ----------- ------------
Balances at December 31, 1999                36,822,805  $   36,823  $ 12,173,493  $(15,530,825)   $        -  $(3,320,509)
 (as previously reported)

Effect of restatements:
  Accrued liabilities                                 -           -             -       (73,629)            -      (73,629)
  Impairment of patent                                -           -             -       (40,540)            -      (40,540)
  Cancellation of shares outstanding           (284,680)       (285)          285             -                          -
                                            ------------   ---------  ------------  ------------     --------- ------------
Balances at December 31, 1999
 (as restated)                               36,538,125     36,538     12,173,778   (15,644,994)            -   (3,434,678)

Issuance of stock for cash                      229,680         230        37,270             -             -       37,500
Net issuance of stock and options in
 exchange for notes payable, accrued
 interest and canceled stocks                 1,110,291       1,110       442,098             -             -      443,190
Exercised of stock options                      340,000         340         3,060             -        (3,400)           -
Issuance of stock for consulting services       517,765         518       101,453             -             -      101,971
Issuances of stock for accounts payable         115,623         116        58,422             -             -       58,538
Issuance of stock for conversion of notes
  payable and accrued interest                  788,308         788       146,567             -             -      147,355
Debt conversion expense                               -           -        72,098             -             -       72,098
Value assigned to stock options
  issued for services                                 -           -        24,000             -             -       24,000
Value assigned to beneficial conversion
  features of convertible debt                        -           -       294,250             -             -      294,250
Value assigned to warrants issued under
  December 28, 2000 debt offering                     -           -        93,750             -             -       93,750
Net loss                                              -           -             -       (29,760)            -      (29,760)
                                            ------------   ---------  ------------  ------------     --------- ------------
Balance at December 31, 2000, as restated    39,639,792      39,640    13,446,728   (15,674,754)       (3,400)  (2,191,786)

Value assigned to options issued for
  consulting services                                 -           -        22,000             -             -       22,000
Issuance of stock for consulting services        26,786          26         3,723             -             -        3,749
Issuance of stock for cash                      572,916         573        79,427             -             -       80,000
Issuance of stock for conversion of
  convertible debentures and accrued
  interest                                    4,985,500       4,986       259,039             -             -      264,025
Issuance of stock for directors'
  services                                    1,300,000       1,300       244,700             -             -      246,000
Exercise of stock options                       100,000         100           900             -             -        1,000
Net loss                                              -           -             -    (1,034,889)            -   (1,034,889)
                                            ------------   ---------  ------------  ------------     --------- ------------

Balance at December 30, 2001                 46,624,994   $ 46,625   $ 14,056,517  $(16,709,643)     $ (3,400) $(2,609,901)
                                            ============  =========  ============= =============     ========= ============

                                                        F-5
See notes to financial statements.


                                 TECHNOLOGY VISIONS GROUP, INC.
                       (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                                 (A DEVELOPMENT-STAGE COMPANY)

                                    STATEMENTS OF CASH FLOWS

                                                                               FOR THE YEARS ENDED
                                                                                   DECEMBER 31,
                                                                           ------------------------------
                                                                               2000             2001
                                                                           ------------      ------------
                                                                           (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $   (29,760)      $(1,034,889)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                            21,985             3,122
       Amortization of debt discounts                                            9,598           365,402
       Amortization of deferred finance cost                                     1,646            97,104
       Compensatory element of common stock and options                         24,000           246,000
       Extraordinary gain from extinguishment of debt                         (715,203)         (274,250)
       Issuance of stock for legal and consulting services                     101,971            25,749

    Cash provided by (used for) the change in assets and liabilities:
       Increase in accounts receivable                                               -          (152,674)
       Increase in accounts payable and accrued liabilities                    462,476           446,680
                                                                           ------------      ------------

       NET CASH USED IN OPERATING ACTIVITIES                                  (123,286)         (277,756)
                                                                           ------------      ------------

CASH USED IN INVESTING ACTIVITIES
  Additions to property and equipment                                           (1,593)                -
                                                                           ------------      ------------
       NET CASH USED IN OPERATING ACTIVITIES                                    (1,593)                -

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of stock                                                   37,500            80,000
  Proceeds from exercise of stock options                                            -             1,000
  Proceeds from issuance of notes payable
    and convertible debentures                                                 424,000                 -
  Payments on notes to officers                                                (47,500)          (10,000)
  Deferred finance charges                                                     (98,750)                -
                                                                           ------------      ------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                               315,250            71,000
                                                                           ------------      ------------

INCREASE IN CASH                                                               190,371          (206,756)

CASH - BEGINNING                                                                79,358           269,729
                                                                           ------------      ------------

CASH - ENDING                                                              $   269,729       $    62,973
                                                                           ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:

    Interest paid                                                          $         -       $         -
                                                                           ============      ============

    Income taxes paid were not significant


See notes to financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                         (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

         Technology Visions Group, Inc. (the "Company") was incorporated in the State of Delaware on April 29, 1985. On December 22, 2000, the company changed its name from Orbit Technologies Inc. Technology Visions Group, Inc. The Company is a technology portal for new and innovative technologies, engineering ideas, methods and processes. The Company's business plan is to develop or acquire new or innovative technologies that the Company believes hold the potential to become commercially viable products or processes. Once a product or process receives commercial validation through an outside or third party, it is the Company's intention to either spin it off as a separate business entity, or license or sell to an affiliated or unaffiliated entity that, at that time, becomes responsible for the production, marketing and sales of such products or services. The Company's technologies are undergoing certain feasibility studies and/or actual tests and evaluations. To date, the Company has not financially benefited from the commercialization of any of its technologies.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Going Concern
         -------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, for the years ended December 31, 2000 and 2001, the Company incurred net losses of approximately $558,925 and $2,522,975, respectively, and as of December 31, 2001, had a stockholders' deficiency and a working capital deficiency of approximately $2,609,901 and $455,881, respectively. The Company is in arrears with substantially all of its payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is exploring additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. There can be no assurance that management will be successful in its efforts to raise funding sufficient to fund its capital expenditures, working capital requirements and other cash requirements, including limited research and development through the next twelve months.

                          TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                         (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         The Company is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. During the year ended December 31, 2000, the Company reached agreements with various note holders, whereby $727,410 of principal and $362,413 of accrued interest was converted to equity. Also, during the year ended December 31, 2001, the Company converted $245,000 of principle and $19,025 of accrued interest into equity.

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

         Development-Stage Company
         -------------------------

         The Company is considered a development-stage company, with no operating revenues from the license of commercially viable technologies during the years presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management intends to license commercially viable technologies as its primary source of operating revenues. Since inception, no commercial-product technologies have been licensed, and accordingly, the Company is considered a development-stage company, as defined. Management has been unable to present its operations since inception, since such information is not available since its inception in 1985. Since inception, the Company has incurred operating losses totaling $17.2 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company's working capital has been generated through the sales of common stock and debt. In addition, significant research and development costs to develop technologies have been expended since inception. Management has provided certain financial data since January 1, 1995 (the earliest practicable date for accumulating such information) in Note 13, which impacted the Company's results of operations and cash flows as a means to provide readers of the Company's financial information to make informed investment decisions.

         Restatement of Financial Statements
         -----------------------------------

         The Company restated its financial statements for the year ended December 31, 2000, to comply with accounting standards generally accepted in the United States ("US"). The effects of the Company's restatement on their results of operations for fiscal 2000 are as follows:

         Net loss, as previously reported                     $  (517,450)
           Decrease (increase) loss:
             Extraordinary gain from settlement of dispute        529,270
             Accrued liabilities                                  (44,805)
             Other                                                  3,225
                                                              ------------
           Net loss, as adjusted                              $   (29,760)
                                                              ============

         Net loss per share, as previously reported           $     (0.01)
         Extraordinary gain from settlement of dispute               0.01
         Accrued liabilities                                        (0.00)
         Other                                                       0.00
                                                              ------------
           Net loss per share, as adjusted                    $     (0.00)
                                                              ============

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                         (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Impairment of patents

         Prior to December 31, 1999, the Company capitalized certain patent costs. Management determined that certain of these patents did not have future benefit at September 30, 1999 in accordance with SFAS No. 121, and certain rights to such patents was not certain. Accordingly, management determined that impairment of patents was required as of December 31, 1999. The effect was to increase shareholders' deficiency by $40,540 at that date. There was no effect on operations in 2000.

         Extraordinary item

         The Company accounted for a master agreement to settle disputes (see Notes by incorrectly by valuing the net common stock consideration tendered in the settlement. The Company determined that share consideration issued should be determined at fair value on the date of settlement. The change resulted in an extraordinary gain from the settlement of debt by $529,270.


         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Risks and Uncertainties
         -----------------------

         Technologies

         The Company's operations are subject to new innovations in product design and function. Significant technological changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve profitability in this industry segment.

         Shareholder Dilution

         The Company's management has relied on the issuance of its common stock to provide working capital and provide compensation to officers, directors and consultants. The trading price of the Company's common stock has declined over time. If the Company continues to rely on the issuance of common stock to retain key management and consultants, based on current per-share prices, the existing shareholders may be significantly diluted in the future.

         Fair Value of Financial Instruments
         -----------------------------------

         The financial statements include various estimated fair value information at December 31, 2000 and 2001, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                         (A DEVELOPMENT-STAGE COMPANY)

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

         Notes Payable: The carrying amounts of notes payable may approximate fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company. However, management believes that the fair value may change substantially because of changes in the Company's liquidity.


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

         Equipment and Fixtures
         ----------------------

         Equipment and fixtures are recorded at cost. Depreciation is provided using the accelerated and straight-line methods over the estimated useful lives of the related assets as follows:

                      Description                                 Years
                      -----------                                 -----

             Furniture and fixtures                                   7
             Computer hardware and software                         3-5

         Intangible Assets
         -----------------

         Patent costs which include legal costs and filing fees to acquire the patent are being amortized on the straight-line method over the shorter of the estimated economic life of the patents or seventeen years.

         Income Taxes
         ------------

         The Company provides for deferred tax liabilities and assets based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that the Company's deferred tax assets will not be realized through future operations.

         Revenue Recognition
         -------------------

         In December 1999, the Securities and Exchange Commission released SAB No. 101, "Revenue Recognition in Financial Statements," providing the staff's views in applying accounting principles generally accepted in the US to selected revenue recognition issues. The Company recognizes revenue from hardware and professional services rendered once all of the following criteria for revenue recognition has been met:

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                             (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         1) Pervasive evidence that an agreement exists; 2) the services have been rendered; 3) the fee is fixed and determinable and not subject to refund or adjustment; and 4) collection of the amounts due is reasonably assured. The Company derives its revenue primarily from transaction and service fees associated with consulting services that the Company provides to its clients. Signed contracts are obtained from clients prior to recognition of these revenues. The Company adopted these provisions of SAB No. 101 with no material effect on the Company's financial position or results of operations.


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

         Customer-Sponsored Test and Evaluation
         --------------------------------------

         Under two contracts with prime contractors, the Company received proceeds of $79,036 and $163,195 during 2000 and 2001, respectively, to finance costs related to testing and evaluation of its products. The amounts received under these contracts have been reflected as a incidental income in the accompanying financial statements.


         Stock-Based Compensation
         ------------------------

         As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for its stock-based compensation involving employee arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with the provisions of SFAS No. 123, the Company discloses the pro forma effects of accounting for these arrangements using the Black-Scholes valuation model to determine fair value as supplemental disclosure. Stock options and warrants issued to non-employees are accounted for under the fair value method as required by SFAS No. 123 and EITF 00-27. Interpretation No. 44 of APB No. 25 clarifies certain transactions affecting employees.

         Deferred and Unearned Financing Costs
         -------------------------------------

         Deferred and unearned finance costs represent expenses incurred and common shares issued to obtain financing for the Company and are amortized over the life of the related debt obligation using the effective interest method.

         Financing costs in connection with the December 2000 convertible debenture offering is being amortized over the maturity period of the debt (1 year) using the effective interest method, commencing on December 28, 2000, in accordance with Emerging Issues Task Force ("EITF") topic number 00-27.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loss Per Share
         --------------

         Basic earnings per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents. Securities that could potentially dilute Basic EPS in the future, that were not included in the computation of Diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of options, warrants, convertible notes and debentures.


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

         The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. There were no adjustments to the carrying value of long-lived assets in 2000 and 2001.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Impact of Recently Issued Accounting Standards
         ----------------------------------------------

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of this standard had no impact on its financial position and results of operations.

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS No. 141 will have a material impact on the Company's financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment at least annually. Intangible assets with definite live will be amortized over the estimated life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

          In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability for the retirement is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will be required to adopt this statement no later than January 1, 2003. The Company does not believe the impact on its results of operations, financial position and cash flows will be significant.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will be required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment, net, consist of the following at December 31, 2001:

              Computer equipment                              $    8,720
              Office furniture and fixtures                       46,605
              Research laboratory furniture and fixtures          65,087
              In-process machinery                               223,064
                                                               ----------

                      Sub-total                                  343,476

              Accumulated depreciation and impairments          (336,397)
                                                              -----------

                                                              $    7,079
                                                              ===========

         Depreciation expense for the years ended December 31, 2000 and 2001 was $20,185 and $1,322, respectively.



NOTE 4 - INTANGIBLE ASSETS

         Intangible assets consist of the following at December 31, 2001:

              Patent costs                              $   30,596
              Accumulated amortization                     (12,058)
                                                        -----------

                                                        $   18,538
                                                        ===========

         Patent costs are being amortized over seventeen years on the straight-line method.

         Amortization expense for the years ended December 31, 2000 and 2001 was $1,800 and $1,800 respectively.

NOTE 5 - NOTES PAYABLE

         Notes payable consist of the following at December 31, 2001:

         a)       During the years ended December 31, 2000, 1999, 1997 and 1996, the Company borrowed $49,000, $27,000, $76,800 and $27,041, respectively, from its officers and issued convertible notes to reflect these borrowings. Each note bears interest of 10%
                  per annum and is due one year from the issuance date. The
                  notes principal and accrued interest are convertible into
                  common stock at prices ranging from $0.13 - $0.32 per share
                  During the year ended December 31, 2000 and 2001, $47,500, and $10,000 was paid off respectively towards the principal.
                  No payments were made on interest. During 2002, the officers entered into a standstill agreement with the Company in which the officers agreed to forebear any collection of this debt through December 31, 2002.  As of December 31, 2001 the Company
                  had accrued $62,538 of interest                                         $122,341


                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - NOTES PAYABLE (continued)


         b)       During the years ended December 31, 1999 and 1998, the Company borrowed $25,000 and $85,000, respectively, from three private investors and issued convertible promissory notes that matured during November 1999. The interest rate on these promissory notes range between 8% and 12%. The notes principal balance and accrued interest can be converted into the Company's
                  common stock at the market price discounted by 20% of the
                  average bid price for the period five days prior to the date of conversion. In January of 1999, one of the private
                  investors converted their note with principal of $25,000 and related accrued interest of $362 at the above rate into
                  120,771 shares of common stock. In July of 2000, another of the private investors converted their note with principal of
                  $25,000 into 210,147 shares of common stock at a rate lower than the original conversion rate. The Company has recorded a extraordinary loss from extinguishment of debt of $28,798
                  in the accompanying 2000 financial statements with respect to the additional shares that were issued to induce the
                  note holder to convert. Debt conversion expense on the additional shares was calculated at the fair market value of the shares at the time of conversion.  As of December 31, 2001 the Company have accrued $16,500 of accrued interest.During 2002, the noteholder entered into a standstill agreement with the Company and agreed to
                  forebear any collection of this debt through December 31, 2002.         $ 60,000

         c)       On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000, payable in $100,000 installments on May 27,1997, September 5,
                  1997 and December 3, 1997. As of December 31, 1998, the
                  shareholder has advanced the Company $299,500 against the
                  $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan
                  agreement provides for a semi- annual interest payments of
                  $17,920. At December 31, 2001, the Company has defaulted on semi-annual interest payments totalling $153,310. The
                  installment note is collateralized by the Company's rights, titles and patents, technology known as "Polymer Encapsulation
                  Technology".  During 2002, the creditor entered into a standstill agreement with the Company in which the officers agreed to forebear
                  any collection of this debt through December 31, 2002.                $  299,500

         d)       During the second quarter of 1999, the Company received the proceeds of a $32,500 loan from two individuals. During 2000, one of the individuals converted loans totaling $26,500 into
                  165,625 shares of common stock. Amortization of unearned
                  financing costs in connection with the value assigned to the beneficial conversion feature was $13,000 for the year ended
                  December 31, 2000. There is no stated rate of interest and
                  due on demand                                                              6,000
                                                                                        -----------
                                                                                           487,841
                            Less current maturities                                          6,000
                                                                                        -----------
                                                                                        $  481,841
                            Long-term debt                                              ===========

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - NOTES PAYABLE (continued)


      Future annual debt maturities as of December 31, 2001 are as follows:

      Year ending September 30,

         2002                           $    6,000
         2003                              481,841
                                        -----------
                                        $  487,841
                                        ===========


         The Company had promissory notes aggregating $170,000, all of which were past due, with interest at 15%. During 1999, the Company reversed $120,000 of these notes, which date back to 1992 and 1993. During the year ended December 31, 2000, the Company reversed the remaining $50,000 of these notes, which date back to 1993. The California statute of limitations for unsecured creditors to bring legal action against a company for breach of contract is four years. The amounts written-off exceeded this time frame. The gain is reflected in the accompanying 2000 financial statements as extraordinary income from extinguishment of debt of $109,375, which includes $59,375 of accrued interest related to these notes.

         The Company had promissory notes aggregating $274,250, all of which were past due. During 2001, the Company reversed all of these notes, which date back to 1995. The amounts written-off exceeded the California statute of limitations for unsecured creditors time frame. The gain is reflected in the accompanying 2001 financial statements as extraordinary income from extinguishment of debt.

         The Company also had a $100,000 one-year promissory note bearing interest at 10% per annum, due September 13, 1996. The note and related accrued interest was convertible into common stock at $0.60 per share. In 1999, as part of a settlement agreement with a noteholder, the Company agreed to convert principal of $50,000 and accrued interest of $18,281, relating to a note payable outstanding at December 31, 1998, into 273,132 shares of the Company's common stock at $0.25 per share. The Company has recorded a debt conversion expense of $95,593 in the accompanying 1999 financial statements with respect to the additional shares that were issued to induce the noteholder to convert. Debt conversion expense on the additional shares was calculated at the fair market value of the shares at the time of conversion. In 2000, the Company agreed with the noteholder to convert the remaining principal of $50,000 and accrued interest thereon of $18,281 into 287,200 shares of the Company's common stock at $0.23775 per share. The Company has recorded extraordinary loss from the settlement of debt of $43,300 in the accompanying 2000 financial statements with respect to the additional shares that were issued to induce the noteholder to convert. This expense on the additional shares was calculated at the closing bid price per share shares at the time of conversion.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (Continued)

         In addition, the Company had one-year promissory notes due at various dates in 1996 at interest ranging from 10% to 15% per annum. In 2000, as part of a master settlement agreement, the Company converted to equity $600,000 of principal and $372,355 of accrued interest relating to these notes (see Note ). The Company recognized an extraordinary gain from this transaction of $529,270.

NOTE 6 - CONVERTIBLE DEBENTURES

         On December 28, 2000, the Company issued, through a private placement, $375,000 of 10% convertible debenture notes, due December 28, 2001. As additional consideration, the Company issued separate warrants to the purchasers to acquire 375,000 shares of the Company's common stock at 125% of the conversion price, determined as the lesser of $0.14 per share, or 55% of the lowest three trading days in the last ten trading days prior to the conversion date.

         The debenture agreement permits the holders of the debentures to convert the debt into shares of common stock at beneficial conversion rates. The conversion feature commences at the original issue date. Shares of common stock to be issued at the conversion date shall be equal to the outstanding principal and accrued interest at the conversion date, divided by the conversion price. The conversion price is the lower of $0.14, or the average of the lowest three trading days in the last ten trading days prior to the conversion date, multiplied by 55%. During 2001, the holders of the debentures elected to convert $245,000 of principal and $19,025 of interest into 4,985,500 of shares of the Company's common stock. The conversion price ranged between $0.03 and $0.12 per share.

         The convertible debenture agreements obligate the Company to have on deposit with the transfer agent a number of common shares equal to 200% of the sum of (i) the number of shares of common stock into which the debentures are convertible, (ii) interest thereon and (iii) the number of shares of common stock related to the warrants.

         The Company assigned a value of $281,250 to the beneficial conversion feature of the $375,000 of debentures and $93,750 to the warrants to buy shares issued to the purchasers of the convertible debentures. These amounts are accounted for separately from the convertible debentures as an addition to paid-in capital and as a discount to the carrying value of the debenture. The discount was amortized on the effective interest method over the maturity period of one year as interest expense. For the years ended December 31, 2000 and 2001, amortization of such discount amounted to $9,598 and $271,652, respectively.

         Costs in connection with the $375,000 convertible debenture offering allocated to the convertible debentures, amounted to $98,750. Such costs were comprised of legal fees of $55,000, and costs of $43,750. The Company amortized such costs over one year. For the years ended December 31, 2000 and 2001, amortization of such costs amounted to $1,646 and $97,104, respectively.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - CONVERTIBLE DEBENTURES (Continued)

         The convertible debentures are collateralized by all goods (including property and equipment), inventories, receivables, contract rights, general intangibles, documents, chattel paper and computer programs, whether presently owned or existing or hereafter acquired or produced, and the products and proceeds of all the collateral.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Lease Obligation
         ----------------

         The Company leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates through 2005. Rental and equipment lease expense was $19,149 and $21,081 during the years ended December 31, 2000 and 2001, respectively.

         Future annual minimum lease payments as of December 31, 2001:

                                                Capital          Operating
                                                 Leases            Leases
                                                -------          ---------

                              2002               2,151              27,538
                              2003               2,151              28,480
                              2004               2,151              22,960
                              2005               1,255                 883
                                             ----------           ---------
                                             $   7,708            $ 79,861
                                                                  =========
Less amount representing interest               (1,252)
                                             ----------
Present value of net minimum lease payments
  under capital leases                       $   6,456
                                             ==========

Assets recorded under capital leases as of December 31, 2001, consist of computer equipment totaling $7,126 less accumulated amortization of $792.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         For each of the years ended December 31, 2000 and 2001, the expense recorded under the remaining agreements amounted to $213,750 and $252,000. At December 31, 2001, unpaid obligations under these agreements amounted to $1,454,902 and are convertible into common stock 10% discounted at $0.32 per share for compensation earned through 2000 and at $0.05 per share in 2001. During 2002, the officers and directors entered into a standstill agreement with the Company in which the they agreed to forebear any collection of this debt through December 31, 2002.


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

         Each board member was granted 100,000 shares of common stock under this plan for the year ended December 31, 2001. No compensation was earned under this plan in the year ended and 2001.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         a)       Common Stock Transactions
                  -------------------------

                  December 31, 2000:
                  -----------------

                  During the first quarter of 2000, the Company sold 229,680 shares of common stock for $37,500.

                  On June 15, 2000, the Company's shareholders voted to ratify a master settlement agreement for certain disputes. the Company cancelled 4,734,799 shares of previously issued common stock valued at $1,467,788 and exchanged $600,000 of notes payable and $372,355 of related accrued interest for 5,845,090 new shares of the Company's common stock valued at $1,910,978 and stock options to purchase 1,100,000 shares of common stock at $0.23 for 9 months; $0.50 after 9 months but within 15 months; and $0.75 after 15 months but within 24 months
                . The options were valued at $0.09 per share, or $99,000, on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                             Risk-free interest rate                    5%
                             Expected life                              9 months
                             Expected volatility                        50%
                             Dividend yield                             0%

                  The Company recognized extraordinary gain from this agreement for the settlement of debt of $529,270 (Notes 5 and 9)

                  During the year 2000, the Company issued 517,765 shares of common stock for legal and research and development expenses valued at $101,971.

                  During the third quarter of 2000, the Company issued 115,623 shares of common stock for payment of accounts payable of $58,538.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

         a)       Common Stock Transactions (Continued)
                  -------------------------

                  December 31, 2000: (Continued)
                  -----------------

                  During the third quarter of 2000, the Company converted $25,000 of principal into 210,147 shares of common stock. The Company has recorded extraordinary loss on debt conversion of $28,798 in the accompanying 2000 financial statements with respect to the additional shares that were issued to induce the note older to convert. Debt conversion expense on the additional shares was calculated at the fair market value of the shares at the time of conversion.

                  During the fourth quarter of 2000, an individual exercised 340,000 non- qualified stock options at an exercise price of $0.01 per share. The options, which were exercised, were granted in 1996. The Company has a stock subscription receivable due from the individual for the exercise price of these options.

                  During the fourth quarter of 2000, the Company converted $50,000 of principal and $18,281 of accrued interest into 287,200 shares of common stock. The Company has recorded an extraordinary loss from debt conversion of $43,300 in the accompanying 2000 financial statements with respect to the additional shares that were issued to induce the note older to convert. Debt conversion expense on the additional shares was calculated at the fair market value of the shares at the time of conversion.

                  During the fourth quarter of 2000, the Company issued 290,961 shares of common stock for conversion of $52,410 of notes payable, plus $1,664 of accrued interest.

                  December 31, 2001
                  -----------------

                  During the first quarter of 2001, the Company issued 26,782 shares of common stock for consulting fees totaling $3,749.

                  During the second quarter of 2001, the Company issued 238,095 shares of common stock for proceeds of $50,000.

                  During the third quarter of 2001, the Company converted $105,000 of convertible debentures and related accrued interest into 1,443,582 shares of common stock.

                  During the third quarter of 2001, two directors of the Company were issued 1,300,000 shares of common stock at a price ranging between $0.20 and $0.22 per share for services rendered. In connection with this issuance, the Company recorded compensation expense totaling $246,000.

                  During the fourth quarter of 2001, the Company converted $140,000 of convertible debentures and related accrued interest into 3,541,918 shares of common stock.

                  During the fourth quarter of 2001, the Company issued 334,821 shares of common stock for proceeds of $30,000.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

                  During the fourth quarter of 2001, a consultant exercised 100,000 non-qualified stock options at an exercise price of $.01 per share. These options were granted during the third quarter of 2001. The Company recorded a charge of $22,000 for the fair value of these options.

         b)       Warrants

                  Pursuant to the Convertible Debenture financing completed in December of 2000 (Note 6), the Company issued to the purchasers of the Convertible Debentures warrants to purchase 375,000 shares of common stock and issued to the placement agent at an exercise price equal to 125% of the conversion price per share. The warrants can be exercised over a three-year period ending December 28, 2003. The warrants were valued at $93,750. The warrants have not been exercised.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

         c)       Stock Options (Continued)
                  ------------------------

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

                           There were no grants during the years presented.

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

                           In 2000, the Company entered into a consulting agreement with an attorney. Under the terms of the agreement, the Company issued 50,000 shares of common stock as compensation for services provided, and granted an option to the attorney to purchase 150,000 shares of common stock at a price of $0.45 per share. The options will expire, unless exercised, on December 31, 2004. During 2000, the Company valued the 50,000 shares of common stock issued for consulting services at $14,500 and the options for 150,000 shares at $24,000 using the black-scholes option option pricing model using the assumptions listed below. Both those amounts were charged to operations in 2000.

                           During the third quarter of 2001, the Company granted a consultant 100,000 non-qualified stock options at an exercise price of $.01 per share for services rendered. The Company valued these options using the fair value method and recorded consulting expense of $22,000 based on the Black-Scholes option pricing model with the following assumptions:

                           Risk-free interest rate               3.25%
                           Expected life                         1 year
                           Expected volatility                   131%
                           Dividend yield                        -%

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

         c)       Stock Options (Continued)
                  -------------

                  (3)      Shares Under Option
                           -------------------

                           The following is a summary of activity and information relating to shares (rounded to whole shares) subject to option under the above described plans for the years ended December 31, 2000 and 2001:

                                                      Weighted                                Weighted
                                   Incentive           Average         Non-Qualified           Average
                                 Stock Options     Exercise Price      Stock Options       Exercise Price
                                  -----------        -----------        -----------          -----------
Outstanding - 12/31/99               516,400         $     0.79          4,680,672           $     0.20
                                                     -----------                             -----------

Options granted - 2000:
  Outside the option plan
  ($0.45-$0.50)                            -                  -          1,250,000                 0.49
Options expired/cancelled:
  Outside the plan ($1.06)                 -                  -            (50,000)                1.06
Options exercised ($0.01)                  -                  -           (340,000)                0.01
                                  -----------        -----------        -----------          -----------
Outstanding - 12/31/00               516,400         $     0.79          5,540,672                 0.27
                                                     -----------                             -----------

Options granted - 2001:
  Outside the option plan ($0.01)          -                  -            100,000                 0.01
Options expired/cancelled:
  Outside the plan ($0.50)                 -                  -           (500,000)                0.50
Options exercised ($0.01)                  -                  -           (100,000)                0.01
                                  -----------        -----------        -----------          -----------

Outstanding - 12/31/01               516,400         $     0.79          5,040,672           $     0.25

Outstanding at 12/31/01:
-------------------------
  1995 stock option plan
    ($0.50-$0.87/share)              516,400         $     0.79                -             $       -
  1995 stock option plan
    ($0.01/share)                          -                  -          2,244,976                 0.01
  Outside the option plan -
    consultants
    ($0.01-$0.87/share)                    -                  -          1,195,696                 0.14
  Outside the option plan -
    directors and officers
    ($0.50-$1.00/share)                    -                  -            500,000                 1.00
  Outside the option plan
    Other ($0.50)                          -                  -          1,100,000                 0.50
                                  -----------        -----------        -----------          -----------

Outstanding - 12/31/01               516,400         $     0.79          5,040,672           $     0.25
                                  ===========        ===========        ===========          ===========

Total Value at Option Price                $   406,200                           $ 1,239,847
                                           ============                           ===========
Total Exercisable Value at
    Option Price                           $   406,200                            $ 1,239,847
                                           ============                           ===========

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

         c)       Stock Options (Continued)
                  -------------

                  (3) Earnings Per Share
                      ------------------

                  Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

                                                 Number of Potential
                                                  Additional Common
                                                       Shares
                                              ---------------------------
                                                 2000             2001
                                              -----------     -----------
Warrants to purchase common stock                375,000         375,000
Convertible Debt (assumed conversion at
    December 31, 2001 market value price
  at largest discount)                         3,613,524      16,123,556
Options to purchase common stock               4,957,072       3,190,672
Accrued salaries (assumed conversion
  at December 31, 2001 market value
  price and at 10% discount)                   5,238,878      27,041,593
                                              -----------     -----------
      Incremental shares                      14,184,474      46,730,821
                                              ===========     ===========

                  Assuming a market price per share on April 5, 2002 of $0.08, the total dilution would have been 33,766,409 shares.


NOTE 9 - EXTRAORDINARY ITEM


         SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" specifies that material debt extinguishment gains and losses be classified as extraordinary items.

         Extraordinary item consists of the following for the years ended December 31:

                                                               2000            2001
                                                            ----------      ----------
a) Loss from issuance of common stock shares exceeding
     value to the carrying balance of debt                  $ (72,098)    $         -
b) Gain from statutory write-off of debts (Note 5)            258,031         274,250
c) Gain from master settle agreement(Notes 5 and 8)           529,270               -
                                                            ----------      ----------

   Total                                                    $ 715,203       $ 274,250
                                                            ==========      ==========

         See Notes 5 and 8.


NOTE 10 - INCOME TAXES

         The Company was not required to provide for a provision for income taxes for the years ended December 31, 2000 and 2001 as a result of net operating losses incurred during those years.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - INCOME TAXES (Continued)

         The components of deferred tax assets and liabilities at December 31, 2001 consist of the following:

         Deferred Tax Assets:
             Net operating loss carryforwards              $3,270,000
             Tax effects of temporary differences (*)       1,849,000

                 Total Gross Deferred Tax Assets            5,119,000

             Less: Valuation allowance                     (5,119,000)
                                                           -----------

                                                           $        -
                  Net Deferred Tax Assets                  ===========

         (*) Temporary differences that give rise to the deferred tax asset at December 31, 2001 are primarily: compensatory element of grants of stock options, awards of common stock, allowance against equipment expenditures, and deferred officers' compensation.

         The valuation allowance for deferred tax assets decreased $103,000 in 2001 and decreased $ 195,000 in 2000.

         As of December 31, 2001, the Company had available approximately $10.5 million of net operating losses for income tax purposes that may be carried forward to offset future taxable income, if any. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating loss carry forwards in the event of an ownership change as defined by the Internal Revenue Code. These carry forwards expire from 2002 through 2021 for federal tax reporting purposes.

         The Company's valuation allowances have reduced the estimated federal tax rate of 34% to 0% for the years presented.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

         Non-Cash Financing and Investing Activities
         -------------------------------------------

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

         d) An individual exercised 340,000 non-qualified stock options at an exercise price of $0.01. At December 31, 2000, the Company has a note receivable in the amount of $3,400 from the shareholder.

         e) The Company issued 290,961 shares of common stock for conversion of $52,410 of notes payable, plus $1,664 of accrued interest.

         During the Year Ended December 31, 2001:

         a) The Company acquired property and equipment totaling $7,126 by entering into a capital lease agreement

         b) The Company issued 4,985,500 shares of common stock for conversion of $245,000 of notes payable, plus $19,025 of accrued interest.

         c) An individual exercised 100,000 non-qualified stock options at an exercise price of $0.01.

                         TECHNOLOGY VISIONS GROUP, INC.
               (FORMERLY ORBIT TECHNOLOGIES INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT-STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


Note 12 - Development-Stage Activities

         As discussed on Note 2, the Company is a development-stage company. Management has prepared the following cumulative data about its results of operations and cash flows from January 1, 1995 through December 31, 2001:

         Statement of Operations Data

         Revenues                                                $         -
         Stock-based compensation                                  2,354,781
         Research and development                                    503,211
         General and administrative                                5,060,214
         Other                                                       (57,064)
         Net loss                                                $ 8,180,398

         Cash Flows Data

         Cash Flows Used in Operating Activities                  (2,840,424)
         Cash Flows Used in Investing Activities                     300,395

         Cash Flows From Financing Activities:
         Proceeds from issuances of common stock                      458,743
         Net proceeds from issuance of Debt                         3,213,050
         Cash Flows Provided by Financing Activities                3,398,913


Note 13 - Subsequent Events

Common Stock
------------

         During the first quarter of 2002, the Company issued 500,000 registered shares of the Company's common stock under an S-8 filing, and granted options to purchase 250,000 registered shares under an S-8 filing that are exercisable at $0.15 per share of the Company's common stock at an exercise price of $0.15 per share, for legal fees incurred in 2001 totaling $27,357.

         During the first quarter of 2002, the Company issued 4,650,000 shares of common stock for proceeds of $145,000. The shares were sold at prices ranging between $0.02 and $0.04 per share.

         During the first quarter of 2002, the Company converted $12,409 of convertible debentures and related accrued interest into 620,474 shares of common stock.

         During the first quarter of 2002, the Company converted $150,000 of accrued salaries to two officers in to a total 5,000,000 registered shares of common stock at the conversion rate of $0.03 per share. These shares were registered under an S-8 filing

         During the first quarter of 2002, the Company authorized the issuance 1,000,000 shares of common stock as a consideration for a licensing agreement whereby, the Company would acquire an exclusive license from an unrelated third party. The shares are valued at $30,000 on the date of grant.

         During the first quarter of 2002, the Company adopted the 2002 non-qualified stock plan and reserved 1.5 million shares of the Company's common stock to be registered under Form S-8.