Form 10QSB
period 2002-03-31
TECHNOLOGY VISIONS GROUP INC
filed 2002-05-20
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2002


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
                 (Name of small business issuer in its charter)



          Delaware                                        84-100269
---------------------------------           ------------------------------------
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

         At May 1, 2002, 58,795,468 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                              INDEX TO FORM 10-QSB
                                 MARCH 31, 2002


                                                                            Page
                                                                            ----
PART I
------

Item 1.   Financial Statements

          Balance Sheet - March 31, 2002 (unaudited)........................  1

          Statements of Operations - Three Months Ended
             March 31, 2002 (unaudited) and 2001 (unaudited)................  2

          Statement of Stockholders' Deficit - Three Months
             Ended March 31, 2002...........................................  3

          Statements of Cash Flows - Three Months Ended
             March 31, 2002 (unaudited) and 2001 (unaudited)................  4

          Notes to Financial Statements (unaudited).........................  6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................... 12



PART II
-------

Item 1.   Legal Proceedings................................................. 15

Item 2.   Changes In Securities............................................. 15

Item 3.   Defaults Upon Senior Securities................................... 15

Item 4.   Submission of Matters to a Vote of Security Holders............... 15

Item 5.   Other Information................................................. 15

Item 6.   Exhibits and Reports on Form 8-K.................................. 15

          Signatures........................................................ 16

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                              AS OF MARCH 31, 2002


ASSETS

Cash                                                               $    177,048
Accounts receivable, net                                                 32,247
Prepaid expenses                                                          2,323
                                                                   -------------

   Total current assets                                                 211,618

Property and equipment, net of accumulated depreciation
   of $332,157                                                            6,352
Patents                                                                  18,536
Other assets                                                              4,800
                                                                   -------------

   Total assets                                                    $    241,306
                                                                   =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                              $    425,480
Notes payable, current portion                                            6,000
Convertible debentures                                                  130,000
                                                                   -------------

   Total current liabilities                                            561,480
                                                                   -------------

Accrued interest including interest to officers of $65,472              246,067
Notes payable to related parties                                        476,841
Accrued officers and directors compensation                           1,390,446
                                                                   -------------

   Total liabilities                                                  2,674,834

Commitments and contingencies (Note 5)                                        -

Stockholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized;
   none issued and outstanding                                                -
Common stock, $.001 par value; 100,000,000 shares authorized;
   58,795,468 shares issued and outstanding                              58,795
Additional paid-in capital                                           14,414,997
Accumulated deficit during development stage                        (16,903,920)
Notes receivable from issuance of common stock                           (3,400)
                                                                   -------------

   Total stockholders' deficit                                       (2,433,528)
                                                                   -------------

   Total liabilities and stockholders' deficit                     $    241,306
                                                                   =============

                       See notes to financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                     2002                2001
                                                -------------      -------------

Revenues                                        $          -       $          -

Costs and expenses:
   Research and development                                -             25,922
   General and administrative expenses               177,841            140,445
                                                -------------      -------------

Operating loss                                      (177,841)          (166,367)

Other income and (expenses):
   Interest income                                       342                  -
   Interest expense                                  (32,728)          (243,297)
                                                -------------      -------------

Loss before extraordinary item                      (210,227)          (409,664)

Extraordinary item-
    Extinguishment of debts, no tax effect            15,950            274,250
                                                -------------      -------------

Net loss                                        $   (194,277)      $   (135,414)
                                                =============      =============

Basic and dilutive loss per share:
   Loss before extraordinary item               $          -       $      (0.01)
   Extraordinary item                                      -               0.01
                                                -------------      -------------
   Net loss                                     $          -       $         -
                                                =============      =============

Weighted average number of shares outstanding     51,412,355         40,956,478
                                                =============      =============

                       See notes to financial statements.


                                        TECHNOLOGY VISIONS GROUP, INC.
                              (Formerly Orbit Technologies Inc. and Subsidiaries)
                                         (A DEVELOPMENT-STAGE COMPANY)
                                      STATEMENT OF STOCKHOLDERS' DEFICIT
                                                  (UNAUDITED)
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                               Accumulated       Notes
                                                                                 Deficit       Receivable
                                           Common Stock        Additional         During     From Issuance
                                      ----------------------     Paid-in       Development     of Common
                                       Shares        Amount      Capital          Stage          Stock         Total
                                      -----------  ---------  --------------  ---------------  ----------  --------------
Balances at December 31, 2001         46,624,994   $ 46,625   $  14,056,517   $  (16,709,643)  $  (3,400)  $  (2,609,901)
Issuance of common stock for:
   Private placements                  4,950,000      4,950         145,550                -           -         150,500
   Consulting services                   100,000        100           6,900                -           -           7,000
   Accrued Interest                      620,474        620          13,030                -           -          13,650
   Licensing agreement                 1,000,000      1,000          29,000                -           -          30,000
   Extinguishment of debt                500,000        500          19,000                -           -          19,500
   Accrued compensation                5,000,000      5,000         145,000                -           -         150,000
Net loss                                       -          -               -         (194,277)          -        (194,277)
                                      -----------  ---------  --------------  ---------------  ----------  --------------
Balance at March 31, 2002             58,795,468   $ 58,795   $  14,414,997   $  (16,903,920)  $  (3,400)  $  (2,433,528)
                                      ===========  =========  ==============  ===============  ==========  ==============

                                      See notes to financial statements.


                              TECHNOLOGY VISIONS GROUP, INC.
                    (Formerly Orbit Technologies Inc. and Subsidiaries)
                               (A DEVELOPMENT-STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                    Three Months
                                                                   Ended March 31,

                                                                2002            2001
                                                             ----------      ----------
Cash flows from operating activities:
   Net loss                                                  $(194,277)      $(135,414)
   Adjustments to reconcile net loss to net cash
      Provided by operating activities:
   Depreciation and amortization                                   727           1,122
   Amortization of deferred finance costs                            -         222,736
   Extraordinary gain from the extinguishment of debt          (15,950)       (274,250)
   Common stock issued for services rendered                     7,000           3,749
   Common stock issued for licensing agreement                  30,000               -
   Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable             150,427          (2,000)
        (Increase) in prepaid expenses                          (2,323)              -
        (Decrease) increase in accounts payable and
            accrued expenses                                    22,971          95,342
                                                             ----------      ----------

   Net cash used in operating activities                        (1,425)        (88,715)
                                                             ----------      ----------

Cash flows from financing activities:
   Proceeds from sale of common stock                          120,500               -
   Payments on notes payable to officers                        (5,000)        (57,500)
                                                             ----------      ----------

    Net cash provided by (used in) financing activities        115,500         (57,000)
                                                             ----------      ----------

Net increase (decrease) in cash                                114,075        (146,215)
Cash at beginning of period                                     62,973         301,474
                                                             ----------      ----------

Cash at end of period                                        $ 177,048       $ 155,259
                                                             ==========      ==========

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
      Interest                                               $     159       $  26,618
                                                             ==========      ==========

                            See notes to financial statements.


                              TECHNOLOGY VISIONS GROUP, INC.
                    (Formerly Orbit Technologies Inc. and Subsidiaries)
                               (A DEVELOPMENT-STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS, Continued
                                        (UNAUDITED)

                                                                    Three Months
                                                                   Ended March 31,

                                                                2002            2001
                                                             ----------      ----------

Non-cash Financing Activities:

   Accrued officers compensation converted to common stock   $ 150,000       $       -
                                                             ==========      ==========

   Accrued liabilities satisfied with common stock           $  35,450       $       -
                                                             ==========      ==========

   Accrued interest converted to common stock                $  13,650       $       -
                                                             ==========      ==========

   Sale of share of common stock for a receivable            $  30,000       $       -
                                                             ==========      ==========

   Value of shares paid for extinguishment of debt           $  19,500       $       -
                                                             ==========      ==========

                       See notes to financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements
--------------------------------------

The interim financial data as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. These results are not necessarily indicative of the results expected for the year ending December 31, 2002. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principals generally accepted in the United States. Refer to the Company's Annual Report Form 10-KSB for the year ended December 31, 2001.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, for the years ended December 31, 2001 and for the three months ended March 31, 2002, the Company incurred net losses of approximately $1,034,889 and $194,277, respectively, and as of March 31, 2002, had a stockholders' deficit and a working capital deficit of approximately $2,433,528 and $349,862, respectively. The Company is in arrears with substantially all of its payables and accrued liabilities. During the three months ended March 31, 2002, the Company raised $150,500 from the sale of restricted common stock. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. Until completion of the development of a technology and the commencement of sales, the Company will have no operating revenues, but will continue to incur substantial expenses and operating losses. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is exploring additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. There can be no assurance that management will be successful in its efforts to raise funding sufficient to fund its capital expenditures, working capital requirements and other cash requirements, including limited research and development through the next twelve months. The Company is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)


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

Use of Estimates
----------------

The preparation of the financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties
-----------------------

         Technologies
         ------------

The Company's operations are subject to new innovations in product design and function. Significant technological changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve profitability in this industry segment.

Shareholder Dilution
--------------------

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

Incremental Shares
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive as of March 31, 2002 consist of the following:

                                                            Number of Potential
                                                            Additional Common
                                                                  Shares
                                                            -------------------
Warrants to purchase common stock                                     375,000
Convertible debt                                                    7,869,259
Options to purchase common stock                                    3,190,672
Accrued salaries                                                   10,011,212
                                                                   ----------
      Total incremental shares at March 31, 2002                   21,446,143
                                                                   ==========

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)


Equipment and Fixtures
----------------------

Equipment and fixtures are recorded at cost. Depreciation is provided using the accelerated and straight-line methods over the estimated useful lives of the related assets.

Adoption of Statements of Financial Accounting Standards
--------------------------------------------------------

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The adoption of this standard has not had a material effect on its financial position as of March 31, 2002, or results of operations and cash flows for the three months then ended.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of this standard has not had a material effect on its financial position as of March 31, 2002, or results of operation for the three months then ended.

The FASB also recently issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The adoption of this standard has not had a material effect on its financial position as of March 31, 2002, or results of operations and cash flows for the three months then ended.

NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

                                INTEREST         PRINCIPAL         ACCRUED
         NOTE                     RATE            BALANCE          INTEREST
         -------------------------------------------------------------------

         Officers               10%              $ 117,341        $  65,472
         Other                  10 - 12%           359,500          180,595
                                                 ----------       ----------
                                                 $ 476,841        $ 246,067
                                                 ==========       ==========

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)


NOTE 4 - CONVERTIBLE DEBENTURES

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

The debenture agreement permits the holders of the debentures to convert the debt into shares of common stock at beneficial conversion rates. The conversion feature commences at the original issue date. Shares of common stock to be issued at the conversion date shall be equal to the outstanding principal and accrued interest at the conversion date, divided by the conversion price. The conversion price is the lower of $0.14, or the average of the lowest three trading days in the last ten trading days prior to the conversion date, multiplied by 55%. During 2001, the holders of the debentures elected to convert $245,000 of principal and $19,025 of interest into 4,985,500 of shares of the Company's common stock. The conversion price ranged between $0.03 and $0.12 per share. During the three months ended March 31, 2002, the holders of the debentures elected to convert $13,650 of accrued interest into 620,474 shares of the Company's common stock.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements
------------------------------------

On January 1, 2002, the Company entered into two employment agreements with its current officers. The agreements provide for annual salaries aggregating $300,000, expire January 1, 2004, and provides for automatic annual renewals. In addition to the salaries, the agreement grants each officer 50,000 shares of Series A Convertible Preferred stock and 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire January 1, 2007.

For the three months ended March 31, 2002 and 2001, the expense recorded under the agreements amounted to $75,000 and $63,000, respectively. At March 31, 2002, unpaid obligations under these agreements amounted to $1,390,446 including interest at 8% per annum and are convertible into common stock. During 2002, the officers and directors entered into a standstill agreement with the Company in which they agreed to forebear any collection of this debt through December 31, 2003.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)


5. Cancellation and or the surrender of shares by former officers, directors, consultants, etc. who are subject to various legal action by the Company.

No compensation was earned under this plan for the three months ended March 31, 2002 and 2001.


NOTE 6 - STOCKHOLDERS' DEFICIT

Common Stock Transaction During Three Months Ended March 31, 2001
-----------------------------------------------------------------

During the first quarter of 2001, the Company issued 26,786 shares of common stock for consulting fees totaling $3,749.

Common Stock Transactions During the Three Months Ended March 31, 2002
----------------------------------------------------------------------

The Company issued 500,000 registered shares of the Company's common stock under an S-8 filing, and granted options to purchase 250,000 registered shares under an S-8 filing that are exercisable at $0.15 per share of the Company's common stock at an exercise price of $0.15 per share, for legal fees incurred in 2001 totaling $35,450. The market value of the stock at the date of issuance was $19,500. Therefore, an extraordinary gain on the extinguishment of debt in the amount of $15,950 was recognized.

The Company issued 4,950,000 shares of common stock for proceeds of $150,500. The shares were sold at prices ranging between $0.02 and $0.04 per share. As of March 31, 2002, the Company collected $120,500 of these proceeds and the remaining balance of $30,000 was recorded as a receivable. This receivable was collected in April 2002.

The Company converted $13,650 of accrued interest on the convertible debentures into 620,474 shares of common stock.

The Company authorized the conversion of $150,000 of accrued salaries to two officers into a total 5,000,000 registered shares of common stock at the conversion rate of $0.03 per share. These shares were registered under an S-8 filing.

The Company authorized the issuance of 1,000,000 shares of common stock as a consideration for a licensing agreement whereby the Company would acquire an exclusive license for sale and use of various products from an unrelated third party. The shares were valued at $30,000 on the date of grant, which was charged to operations during the three months ended March 31, 2002.

The Company entered into an agreement with an unrelated third party to provide public relations consulting services to the Company. The term of the agreement is for two years, terminating in December 2003. The Company issued 100,000 shares to the consultant. At the time of the grant, the shares were valued at $7,000 and were charged to operations during the three months ended March 31, 2002.

During the first quarter of 2002, the Company adopted the 2002 non-qualified stock plan and reserved 1,500,000 shares of the Company's common stock to be registered under Form S-8. As of March 31, 2002, the Company did not grant any stocks under the 2002 plan.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)


NOTE 7 - EXTRAORDINARY ITEM

The Company had promissory notes aggregating $274,250, all of which were past due. During the first quarter of 2001, the Company reversed all of these notes, which date back to 1995. The amounts written-off exceeded the California statute of limitations for unsecured creditor's time frame. The gain was reflected as extraordinary income from extinguishment of debt.

During the current quarter, the Company issued 500,000 shares of common stock to pay legal fees of $35,450 incurred through December 31, 2001. The market value of the shares at the date of grant was $19,500. Therefore, the Company recognized the difference of $15,950 as extraordinary income from the extinguishment of debt.


NOTE 8 - SUBSEQUENT EVENTS

In May 2002, the Company sold an additional 357,142 shares for $20,000 cash.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2002 (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation
-----------------

Since 1996, Technology Visions has focused on the development and use of its Polymer Encapsulation Technology (PET) as a method for stabilizing and encapsulating various radioactive and toxic waste materials leading to a final waste form for disposal.

Technology Visions has completed test and evaluation contracts for Lockheed Martin Idaho Technologies Company and Bechtel BWXT Idaho, LLC in conjunction with the U.S. Department of Energy, Idaho Operations Office, Idaho Falls, ID. The Idaho Falls site is one of many United States waste management sites containing one form or another of either radioactive, toxic and/or hazardous waste requiring cleanup processing. Technology Visions functions as a subcontractor for Lockheed and/or Bechtel BWXT Idaho, LLC and is paid a fixed fee for each contract, which must be completed within the designated time frame. Following testing, the contractor then submits a report to the U.S. Department of Energy outlining the results of each technology tested and recommendations for further research strategies and treatment options.

In March 1998, Lockheed Martin Idaho Technologies Company (LIMTCO) awarded Technology Visions a contract to evaluate the encapsulation of low-level calcine waste with PET. Calcine waste is a radioactive waste that results from nuclear fuel reprocessing and consists of salts and heavy metals. Test results indicated that PET has potential as an encapsulating methodology for the final disposal of calcine waste. The final report recommended exploration of further treatment formulations of the PET process.

In May 1999, LMITCO awarded Technology Visions a contract to evaluate PET for disposal of actual pilot scale calcine waste. The contract was subsequently assigned to Bechtel BWXT Idaho, LLC. In September 1999, the contract was expanded and directed that PET be examined at maximum waste loading scenarios as a means for transporting high-level calcine wastes out of the state of Idaho for off-site final processing.

In November 1999, testing of PET showed positive results for encapsulating calcine waste for both disposal at a permanent high-level waste disposal site and for transportation offsite. Bechtel BWXT Idaho, LLC recommended to the U.S. Department of Energy that a pilot plant demonstration be conducted to test and evaluate engineering criteria, disposal parameters and product transportation scenarios. Other recommendations included encapsulation and mixing studies utilizing actual radioactive materials.

In June 2000, Bechtel BWXT Idaho, LLC awarded Technology Visions a contract to manage the testing and evaluation of certain in-situ grout candidate materials that were being considered by Bechtel BWXT Idaho, LLC for the treatment of certain subsurface waste sites at the U. S. Department of Energy site in Idaho.

In April 2001, the Field Implementability Test Phase of the contract was conducted by Applied Geotechnical Engineering and Construction Company, Inc.
(AGEC) at a site located near Richland, Washington. Upon completion of the Field Implementability Test Phase, GMENTTM-12 was the sole grout material selected to be used in a Cold Test Pit Demonstration Project to be conducted in October 2001 at the U. S. Department of Energy (DOE) site in Idaho Falls, ID.

Technology Visions, under an exclusive Trademark License and Technology Licensing Agreement with Advanced Grout Systems, Ltd., provided 95 tons of GMENTTM grouting material for the Cold Test Pit Demonstration Project. Testing results met all criteria established by state and federal regulatory agencies. Technology Visions is awaiting the final report from Bechtel BWXT Idaho, LLC which will be submitted to the appropriate federal and state agencies.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2002 (Unaudited)


Management believes that the approval of the GMENTTM material for the treatment and stabilization of buried low-level radioactive mixed waste in certain areas of the Subsurface Disposal Area (SDA) at the U. S. Department of Energy (DOE) site in Idaho Falls, ID could provide initial and significant revenues for the Company.

In a report submitted under contract by Applied Geotechnical Engineering and Construction, Inc. (AGEC), to Bechtel BWXT Idaho, LLC, it is estimated that the quantity of GMENTTM grout material to treat the areas under consideration would be approximately 24 million gallons. The cost of the grout is estimated at $61,200,000. If the recommendation receives approval via a Record of Decision
(ROD) by federal and state authorities, Technology Visions could anticipate initiation of the project and revenues within the next year to eighteen months.

With the acceptance and approval of GMENTTM at the U. S. Department of Energy site in Idaho, Technology Visions would aggressively pursue other waste sites in the United States with similar waste problems as an entree to potential future revenues.

In January 2002, Technology Visions entered into an exclusive Trademark License and Technology Licensing agreement with Advanced Grout Systems, Ltd. The territorial rights granted to Technology Visions under the license include the United States of America and any other countries of the world (world-wide). The agreement grants Technology Visions the exclusive right to manufacture, distribute, market, and sell any and all GMENTTM trademarked products. Also, as part of the exclusive license, Technology Visions is granted first right of refusal for any additional trademark or non-trademark products developed by Advanced Grout Systems, Ltd. dealing with environmental remediation or waste management technologies.

Technology Visions will also continue to search out and acquire technologies or obtain licenses to use technologies that have multiple market applications in line with the Company's core expertise and know-how. Technology Visions has expended considerable time and effort in the analysis of a substantial number of new technologies. As a result of its analysis, Technology Visions has identified technologies that may yield commercially viable products. These include: a) chemical processes, b) material sciences developments, and c) nuclear safety applications.

Technology Visions' ability to acquire new technologies may ultimately be limited by its lack of financial resources.

Technology Visions or its licensee must, with regard to each technology, after studies and testing, determine whether the technology is commercially viable. At that time, Technology Visions or the licensee must develop a plan that will best exploit this technology. This plan may require the raising of additional funds for Technology Visions or the licensee to exploit the technology, including the establishment of a marketing organization to sell this technology. Alternately, Technology Visions or the licensee may subcontract out the manufacturing, or may joint venture this technology with existing companies which have manufacturing or marketing capabilities or further license the technologies for exploitation to companies that have these capabilities. Upon further licensing, Technology Visions or the licensee may receive royalty payments or a combination of revenues structured from the sale and use of the product. Any technology may also be sold outright with or without future payments based on sales. Therefore, each technology that may be commercially viable might be exploited in a different manner and may have various levels of success. To the extent that Technology Visions seeks to internally exploit any technology, Technology Visions may require substantial additional capital, which may not be available on favorable terms, if at all.

Specifically, Technology Visions has identified other opportunities for treating low level radioactive mixed waste at the Idaho U. S. Department of Energy site by: a) stabilizing in-ground low-level mixed radioactive waste and, b) creating a barrier to contain radioactive materials that are currently polluting the environment.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2002 (Unaudited)


Results of Operations
---------------------

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001
---------------------------------------------------------------------

There were no revenues or cost of revenues earned in the quarter ended March 31, 2002 and 2001. Although there were no revenues recorded in the first quarter, the remaining tasks of the current Bechtel BWXT Idaho, LLC contract are scheduled to be completed in the second quarter of 2002.

General and administrative expenses were $166,000 in the current quarter compared to $140,000 in the comparable period last year. The increase is mainly attributable to the purchase of a licensing agreement, for the sale use and distribution of products developed by a non-related party, for $30,000.

In order to preserve capital and because the Company is awaiting the Bechtel BWXT Idaho, LLC Final Report from the Cold Test Pit Demonstration Project, no monies were expended for research and development in the quarter.

As with the development of any new technology, until a commercial product has been developed, purchased, and utilized by a third party, the efficacy of the product is in question and the Company will continue to incur losses. Until completion of the final development of a technology and the commencement of sales, Technology Visions will have no operating revenues but will continue to incur substantial expenses.

Liquidity and Capital Resources
-------------------------------

The Company continues to incur operating losses as a result of not generating revenues. The Company had cash of approximately $177,000 at March 31, 2001.

As of March 31, 2002, the Company had a negative working capital of $349,862; however, management expects to continue funding future ongoing research and development, and general administrative expenses through proceeds from the sale of its common stock. There are no assurances that the Company will be successful in receiving capital. Management believes that the Company can raise sufficient capital to meet the operating needs of the Company for the next 12 months; however, if the Company is unable to raise additional capital, management will have to curtail operations or seek the sale of certain of its assets.

The Company has no current commitments for capital expenditures or additional equity or debt financing.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2002 (Unaudited)


PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                         None

ITEM 2.  CHANGES IN SECURITIES

                         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                         None

ITEM 5.  OTHER INFORMATION

                         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits - None

                (b)      None

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2002 (Unaudited)



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

                                       TECHNOLOGY VISIONS GROUP, INC.
                                       ------------------------------
                                                 Registrant



Date: May 15, 2002                     By: /s/   James B. Lahey
                                       -----------------------------------------
                                       James B. Lahey, Chief Executive Officer
                                       Chairman of the Board of Directors

Date: May 15, 2002                     By: /s/  James A. Giansiracusa
                                       -----------------------------------------
                                                James A. Giansiracusa, Secretary
                                                Chief Financial Officer