Form 10QSB
period 2002-06-30
TECHNOLOGY VISIONS GROUP INC
filed 2002-08-19
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2002


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
                 (Name of small business issuer in its charter)


           Delaware                                       84-1001269
-------------------------------             ------------------------------------
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

         At August 15, 2002, 60,469,277 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2002


                                                                            Page
                                                                            ----
PART I
------

Item 1.   Financial Statements

          Balance Sheet - June 30, 2002 (unaudited).......................... 1

          Statements of Operations - Three Months and Six Months Ended
             June 30, 2002 (unaudited) and 2001, as restated, (unaudited).... 2

          Statement of Stockholders' Deficit -Six Months
             Ended June 30, 2002............................................. 3

          Statements of Cash Flows - Six Months Ended
             June 30, 2002 (unaudited) and 2001, as restated, (unaudited).... 4

          Notes to Financial Statements (unaudited).......................... 6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................13


PART II
-------

Item 1.   Legal Proceedings..................................................18

Item 2.   Changes In Securities..............................................18

Item 3.   Defaults Upon Senior Securities....................................18

Item 4.   Submission of Matters to a Vote of Security Holders................18

Item 5.   Other Information..................................................18

Item 6.   Exhibits and Reports on Form 8-K...................................18

          Signatures.........................................................19

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                               AS OF JUNE 30, 2002


ASSETS

Cash                                                               $     87,130
Accounts receivable                                                       2,248
                                                                   -------------

   Total current assets                                                  89,378

Property and equipment, net of accumulated depreciation
   of $332,884                                                            5,625
Patents, net of accumulated amortization of $12,060                      18,536
Other assets                                                              4,800
                                                                   -------------

   Total assets                                                    $    118,339
                                                                   =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                   $    371,857
Accrued expenses                                                         51,100
Convertible debentures                                                   55,000
Other                                                                     2,034
                                                                   -------------

   Total current liabilities                                            479,992
                                                                   -------------

Accrued interest to related parties                                     259,186
Notes payable to related parties                                        482,841
Accrued officers and directors compensation                           1,463,945
                                                                   -------------

   Total liabilities                                                  2,685,963
                                                                   -------------

Commitments and contingencies (Note 5)

Stockholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized;
   none issued and outstanding                                               --
Common stock, $.001 par value; 100,000,000 shares authorized;
   60,052,610 shares issued and outstanding                              60,053
Additional paid-in capital                                           14,478,740
Accumulated deficit during development stage                        (17,103,017)
Notes receivable from issuance of common stock                           (3,400)
                                                                   -------------

   Total stockholders' deficit                                       (2,567,624)
                                                                   -------------

   Total liabilities and stockholders' deficit                     $    118,339
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

                                    TECHNOLOGY VISIONS GROUP, INC.
                          (Formerly Orbit Technologies Inc. and Subsidiaries)
                                     (A DEVELOPMENT-STAGE COMPANY)
                                       STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                              For the Three Months            For the Six Months
                                                 Ended June 30,                  Ended June 30,
                                              2002            2001            2002            2001
                                         -------------   -------------   -------------   -------------
                                                         (as restated)                   (as restated)
Revenues                                 $         --    $         --    $         --    $         --

Costs and expenses:
   Research and development                    41,655          43,060         101,655          68,982
   General and administrative expenses        101,226         176,056         249,066         316,501
                                         -------------   -------------   -------------   -------------

Operating loss                               (142,881)       (219,116)       (350,721)       (385,483)

Other income and (expenses):
   Interest income                                375           3,278             716           3,278
   Gain from reduction of debt                     --              --          15,950         274,250
   Interest expense                           (26,591)       (128,207)        (59,319)       (371,504)
                                         -------------   -------------   -------------   -------------

Net loss                                 $   (169,097)   $   (344,045)   $   (393,374)   $   (479,459)
                                         =============   =============   =============   =============

Basic and dilutive net loss per share    $         --    $      (0.01)   $      (0.01)          (0.01)
                                         =============   =============   =============   =============

Weighted average number
   of shares outstanding                   59,272,704      40,982,234      54,121,150      40,969,433
                                         =============   =============   =============   =============

                                  See notes to financial statements.

                                                  2

                                               TECHNOLOGY VISIONS GROUP, INC.
                                    (Formerly Orbit Technologies Inc. and Subsidiaries)
                                               (A DEVELOPMENT-STAGE COMPANY)
                                             STATEMENT OF STOCKHOLDERS' DEFICIT
                                                        (UNAUDITED)
                                           FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                               Accumulated        Notes
                                                                                 Deficit       Receivable
                                         Common Stock            Additional      During       From Issuance
                                 ----------------------------     Paid-in      Development      of Common
                                     Shares         Amount        Capital         Stage           Stock           Total
                                 -------------  -------------  -------------  -------------   -------------   -------------
Balances at December 31, 2001      46,624,994   $     46,625   $ 14,056,517   $(16,709,643)   $     (3,400)   $ (2,609,901)

Common stock issued for cash        5,707,142          5,708        189,793             --              --         195,501
Common stock issued for
   consulting services                100,000            100          6,900             --              --           7,000
Accrued interest converted
   into common stock                  620,474            620         13,030             --              --          13,650
Common stock issued for
   licensing agreement              1,000,000          1,000         29,000             --              --          30,000
Accounts payable converted
   into common stock                  500,000            500         19,000             --              --          19,500
Accrued compensation converted
   into common stock                5,000,000          5,000        145,000             --              --         150,000
Common stock issued for
   Convertible debentures             500,000            500         19,500             --              --          20,000
Net loss                                   --             --             --       (393,374)             --        (393,374)
                                 -------------  -------------  -------------  -------------   -------------   -------------
Balance at June 30, 2002           60,052,610   $     60,053   $ 14,478,740   $(17,103,017)   $     (3,400)   $ (2,567,624)
                                 ============   ============   ============   ============    ============    ============

                                             See notes to financial statements.

                                                             3

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Six Months
                                                              ended June 30,

                                                            2002         2001
                                                         ----------   ----------

Cash flows from operating activities:
   Net loss                                              $(393,374)   $(479,459)
   Adjustments to reconcile net loss to net cash
      Used in operating activities:
   Depreciation and amortization                             1,454        2,242
   Amortization of deferred finance costs                       --      302,833
   Gain from reduction of debt                             (15,950)    (274,250)
   Common stock issued for services rendered                 7,000        3,749
   Common stock issued for licensing agreement              30,000           --
    Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable         150,425       (2,000)
        Increase in accounts payable and
            accrued expenses                               109,101      276,175
                                                         ----------   ----------

   Net cash used in operating activities                  (111,344)    (170,710)
                                                         ----------   ----------

Cash flows from financing activities:
   Proceeds from sale of common stock                      195,501       50,000
   Payments on debenture notes                             (55,000)          --
     Payments on notes payable to officers                  (5,000)     (57,500)
                                                         ----------   ----------

    Net cash provided by (used in) financing activities    135,501       (7,500)
                                                         ----------   ----------

Net increase (decrease) in cash                             24,157     (178,210)
Cash at beginning of period                                 62,973      301,474
                                                         ----------   ----------

Cash at end of period                                    $  87,130    $ 123,264
                                                         ==========   ==========

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
      Interest                                           $   5,598    $  26,618
                                                         ==========   ==========

Cash paid for income taxes was not significant in either period.

                       See notes to financial statements.

                           TECHNOLOGY VISIONS GROUP, INC.
                 (Formerly Orbit Technologies Inc. and Subsidiaries)
                            (A DEVELOPMENT-STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS, Continued
                                     (UNAUDITED)

                                                                    Six Months
                                                                  Ended June 30,

                                                                2002         2001
                                                             ----------   ----------
Non-cash Financing Activities:

   Accrued officers compensation converted to common stock   $ 150,000    $      --
                                                             ==========   ==========

   Accrued liabilities satisfied with common stock           $  35,450    $      --
                                                             ==========   ==========

   Accrued interest converted to common stock                $  13,650    $      --
                                                             ==========   ==========

   Sale of share of common stock for a receivable            $  30,000    $      --
                                                             ==========   ==========

   Value of shares paid for extinguishment of debt           $  19,500    $      --
                                                             ==========   ==========

   Value of shares paid for payment of debenture note        $  20,000    $      --
                                                             ==========   ==========

                         See notes to financial statements.

                                         5

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2002 (Unaudited)


NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

Technology Visions Group, Inc. (the "Company") was incorporated in the State of Delaware on April 29, 1985. Prior to December 22, 2000 the company name was Orbit Technologies, Inc. The Company's business plan focuses on applied research and development of new and innovative technologies, engineering ideas, methods, and processes that hold the potential to become commercially viable products or processes. Once a product or process receives commercial validation through an outside or third party, it is the Company's intention to either spin it off as a separate business entity, or license or sell to an affiliated or unaffiliated entity that, at that time, becomes responsible for the production, marketing and sales of such products or services. The Company's technologies are undergoing certain feasibility studies and/or actual field tests and evaluations in the area of the treatment and stabilization of buried low-level mixed radioactive waste. To date, the Company has not commercialized any of its technologies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Financial Statements
-----------------------------------

The Company restated its financial statements for the three and six months ended June 30, 2001, to comply with accounting standards generally accepted in the United States ("US"). The effects of the Company's restatement on their results of operations for three and six months are as follows:

                                                    Three months      Six months
                                                    ------------      ----------

Net loss, as previously reported                     $(495,038)       $(885,364)
  Decrease (increase) loss:
    Gain from settlement of dispute                         --          274,250
    Accrued                                            150,752          131,173
    Other                                                  241              482
                                                     ----------       ----------
  Net loss, as adjusted                              $(344,045)       $(479,459)
                                                     ==========       ==========

Per share:
Net loss, as previously reported                     $   (0.01)       $   (0.02)
    Gain from settlement of dispute                         --             0.01
    Accrued                                                 --               --
    Other                                                   --               --
                                                     ----------       ----------
  Net loss, as adjusted                              $   (0.01)       $   (0.01)
                                                     ==========       ==========

The Company restated its financial statements for the three months ended March 31, 2002, to record research and development costs of $30,000 that had not been recorded at the time the Form 10-QSB was filed. In addition, the Company reclassified the purchase of the exclusive licensing agreement of $30,000 from operating expenses to research and development to more accurately reflect the underlying nature of the licensing agreement. The net effect was to increase the net loss for the three months from $194,277 to $224,277.

Unaudited Interim Financial Statements
--------------------------------------

The interim financial data as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2002 (Unaudited)


recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2002, and the results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001. The results for the six months ended June 30, 2002, are not necessarily indicative of the results expected for the year ending December 31, 2002. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principals generally accepted in the United States. Refer to the Company's Annual Report Form 10-KSB for the year ended December 31, 2001.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company, since inception has suffered losses accumulating to $17,103,017 through June 30, 2002. As of June 30, 2002, had a stockholders' deficit and a working capital deficit of approximately $2,567,624 and $390,614, respectively. The Company is in arrears with substantially all of its payables and accrued liabilities. During the six months ended June 30, 2002, the Company raised $195,500 from the sale of restricted common stock. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, completion of research and development and the successful marketing of its technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to explore additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. Management is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. There can be no assurance that management will be successful in its efforts to raise funding sufficient to fund its working capital requirements or convert debts into common stock during the next twelve months.

These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Use of Estimates
----------------

The preparation of the financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include the evaluation of impairments of intangible assets, and the recoverability of deferred tax assets, which must be assessed as to whether these assets are likely to be recovered by the Company through future operations.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2002 (Unaudited)


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

Incremental Shares
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive as of June 30, 2002, consist of the following:

                                                            Number of Potential
                                                            Additional Common
                                                                  Shares
                                                            -------------------

Notes payable to related parties                                2,630,741
Convertible debentures                                          1,754,386
Options to purchase common stock                                3,190,672
Accrued officers' and directors' compensation                  16,469,385
                                                               -----------
      Total incremental shares at June 30, 2002                24,045,184
                                                               ===========

Adoption of Statements of Financial Accounting Standards
--------------------------------------------------------

In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The adoption of this standard has not had a material effect on its financial position as of June 30, 2002, or results of operations and cash flows for the three and six months then ended.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2002 (Unaudited)


initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of this standard has not had a material effect on its financial position as of June 30, 2002, or results of operation for the three and six months then ended.

The FASB also recently issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The adoption of this standard has not had a material effect on its financial position as of June 30, 2002, or results of operations and cash flows for the three and six months then ended.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 updates, clarifies and simplifies certain existing accounting pronouncements. Currently, SFAS 145 impacts the Company only with respect to the rescission of SFAS 4. Prior to the issuance of SFAS 145, SFAS 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS 4, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS 145 is required to be adopted for fiscal years beginning after May 2002. The Company has elected to adopt early the provisions of SFAS 145, and as such reported all gains on settlements of debt as components of operating income and losses. During the six months ended June 30, 2002 and 2001, the Company had gains from the reduction of debt totaling $15,950 and 274,250, respectively. Such amounts have been reflected as a component of other income in the accompanying statement of operations for the six months ended June 30, 2002 and 2001.

Recent Accounting Pronouncement
-------------------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes the adoption of the provisions of this statement will not have a material effect on the Company's consolidated financial statements.

NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

During 2002, the holders of these notes payable entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts through December 31, 2003.

                                 INTEREST       PRINCIPAL        ACCRUED
         NOTE                      RATE          BALANCE         INTEREST
         -----------------------------------------------------------------

         Officers                   10%         $ 117,341       $  68,405
         Shareholder             10% - 12%        365,500         190,780
                                                ----------      ----------
                                                $ 482,841       $ 259,185
                                                ==========      ==========

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2002 (Unaudited)


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

In May 2002, the Company entered into an agreement with the debenture holders to redeem the debentures and cancel the 375,000 warrants. As part of this agreement, the holders converted $20,000 worth of principle into 500,000 shares of common stock. In addition, the Company paid in cash $60,290, representing $55,000 in principle and $5,290 in interest. The remaining $55,000 principle and $2,034 in interest is to be paid in cash by August 2002.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements
------------------------------------

On January 1, 2002, the Company entered into two employment agreements with its current officers. The two agreements provide for annual salaries of $150,000 each, and expire January 1, 2004, and provide for automatic annual renewals. In addition to the salaries, the agreement grants each officer 50,000 shares of Series A Convertible Preferred stock and 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire January 1, 2007.

For the three months ended June 30, 2002 and 2001, the expense recorded under the agreements amounted to $75,000 and $68,000, respectively. At June 30, 2002, unpaid obligations under these agreements amounted to $1,463,945 including interest at 10% per annum and are convertible into common stock 10% discounted at $0.32 per share for compensation earned through 2000 and at $0.05 per share in 2001. During 2002, the officers and directors entered into a standstill agreement with the Company in which they agreed to forebear any collection of this debt through December 31, 2003.

Management Incentive Compensation Plan
----------------------------

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2002 (Unaudited)


4. The filing of registration statement or the reduction of debt over $1,000,000 via a stock conversion or other means.

5. Cancellation and or the surrender of shares by former officers, directors, consultants, etc. who are subject to various legal action by the Company.

No compensation was earned under this plan for the three and six months ended June 30, 2002 and 2001.


NOTE 6 - STOCKHOLDERS' DEFICIT

Common Stock Transactions During the Six Months Ended June 30, 2001
-------------------------------------------------------------------

During the first quarter of 2001, the Company issued 26,786 shares of common stock for consulting fees totaling $3,749 or $0.14 per share

During the second quarter of 2001, the Company issued 238,095 shares of common stock for proceeds of $50,000 or $0.21 per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are restricted and generally sold at a 20% discount to closing prices based on an average prior to the sale.

Common Stock Transactions During the Six Months Ended June 30, 2002
-------------------------------------------------------------------

First Quarter 2002:
-------------------

The Company issued 500,000 shares of common stock valued at $19,500 or $0.04 per share, and granted options to purchase 250,000 shares at $0.15 per share, for legal fees incurred in 2001. These shares were registered under Form S-8 of the Securities Act of 1933. The amount of the obligation was $35,450 and as a result, a gain of $15,950 was recognized.

The Company authorized the conversion of $150,000 of accrued salaries to two officers into a total of 5,000,000 shares of common stock at the conversion rate of $0.03 per share. These shares were registered under Form S-8 of the Securities Act of 1933.

The Company issued 4,950,000 shares of common stock for proceeds of $150,500. The shares were sold at prices ranging between $0.02 and $0.04 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are restricted and generally sold at a 20% discount to closing prices based on an average prior to the sale.

The debenture debt holders elected to convert $13,650 of accrued interest into 620,474 shares of the Company common stock.

On January 31, 2002, the Company issued 1,000,000 shares of common stock to acquire an exclusive license for the sale and use of various products from an unrelated third party. The shares were valued at $30,000 on the date of grant, and were charged to operations as research and development expenses on the contract date.

The Company entered into an agreement with an unrelated third party to provide public relations consulting services to the Company. The term of the agreement is for two years, terminating in December 2003. The Company issued 100,000 shares to the consultant, valued at $7,000 or $0.07 per share and were charged to operations during the first quarter of 2002.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2002 (Unaudited)


Second Quarter:
---------------

The Company issued 757,142 shares of common stock for proceeds of $45,000. The shares were sold at prices ranging between $0.02 and $0.05 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are restricted and generally sold at a 20% discount to closing prices based on an average prior to the sale.

In connection with the May 2002, agreement with the debenture debt holders (note
4), the Company converted $20,000 of principle on the convertible debentures into 500,000 shares of common stock.

During the first quarter of 2002, the Company adopted the 2002 non-qualified stock plan and reserved 1,500,000 shares of the Company's common stock registered under Form S-8. As of June 30, 2002, the Company did not grant any shares of common stock under the 2002 plan.


NOTE 7 - GAIN FROM REDUCTION OF DEBT

The Company had promissory notes aggregating $274,250, all of which were past due. During the first quarter of 2001, the Company reversed all of these notes, which date back to 1995. The amounts written-off exceeded the California statute of limitations for unsecured creditor's time frame based on representation from legal council.

As discussed in Note 6, the Company issued common stock and options valued at $19,500 to pay legal fees of $35,450. Therefore, the Company recognized the difference of $15,950 as a gain from the reduction of debt.


NOTE 8 - SUBSEQUENT EVENTS

In July 2002, the Company issued 416,667 shares of common stock for proceeds of $20,000. The shares were sold at approximately $0.04 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on an average prior to the sale.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2002 (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the three and six months ended June 30, 2002 and June 30, 2001, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

Forward Looking Statements
--------------------------

This Report on Form 10-QSB contains certain forward-looking statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In March 1998, Lockheed Martin Idaho Technologies Company (LMITCO) awarded Technology Visions a contract to evaluate the encapsulation of low-level calcine waste with PET. Calcine waste is a radioactive waste that results from nuclear fuel reprocessing and consists of salts and heavy metals. Test results indicated that PET has potential as an encapsulating methodology for the final disposal of calcine waste. The final report recommended exploration of further treatment formulations of the PET process.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2002 (Unaudited)


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

We believe that the approval of the GMENTTM material for the treatment and stabilization of buried low-level mixed waste in certain areas of the Subsurface Disposal Area (SDA) at the U. S. Department of Energy (DOE) site in Idaho Falls, ID could provide initial and significant revenues for the Company.

In a report submitted under contract by Applied Geotechnical Engineering and Construction, Inc. (AGEC), to Bechtel BWXT Idaho, LLC, it is estimated that the quantity of GMENTTM grout material to treat the areas under consideration would be approximately 24 million gallons. The total cost of the grout is estimated at $61,200,000. If the recommendation receives approval via a Record of Decision
(ROD) by federal and state authorities, Technology Visions could anticipate initiation of the project and revenues within the next year to eighteen months.

With the acceptance and approval of GMENTTM in Idaho, Technology Visions would aggressively pursue other waste sites in the United States with similar waste problems as an entree to potential future revenues.

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

Technology Visions will also continue to search out and acquire technologies or obtain licenses to use technologies that have multiple market applications in line with the Company's core expertise and know-how. Technology Visions has expended time and effort in the analysis of several new technologies. As a result of its analysis, Technology Visions has identified technologies that may yield commercially viable products suitable for related applications in the environmental cleanup market.

Technology Visions' ability to acquire new technologies may ultimately be limited by its lack of financial resources.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2002 (Unaudited)


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

Specifically, Technology Visions has identified other opportunities for treating mixed radioactive waste at the Idaho U. S. Department of Energy site by: a) stabilizing in-ground low-level mixed radioactive waste and, b) creating a barrier to contain radioactive materials that are currently polluting the environment.

Critical Accounting Policies
----------------------------

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where our financial information is subject to the use of estimates, assumptions and the application of judgment include our evaluation of impairments of intangible assets, and the recoverability of deferred tax assets, which must be assessed as to whether these assets are likely to be recovered by us through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Valuation Of Long-Lived And Intangible Assets

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" which requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During 2002, we estimated the allowance on net deferred tax assets to be hundred percent of the net deferred tax assets.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2002 (Unaudited)


Results of Operations
---------------------

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

We had no revenues or cost of revenues earned in the quarter ended June 30, 2002 and 2001. Although there were no revenues recorded in the second quarter, the remaining tasks of the current Bechtel BWXT Idaho, LLC contract are scheduled to be completed in the third quarter of 2002.

General and administrative expenses were $101,000 in the current quarter compared to $176,000 in the comparable period last year. The decline is due to our costs cutting measures, as we continue to maintain minimal overhead. Included in such amounts are salaries accrued, but unpaid, for two officers in the amount of $75,000, under the terms of their employment contracts.

During the current quarter, we incurred $41,655 in research and development costs for the contract to complete the final reports from the grout project. We are still awaiting the Bechtel BWXT Idaho, LLC Final Report from the Cold Test Pit Demonstration Project. We anticipate the contract to be completed in the third quarter of 2002.

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

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

There were no revenues or cost of revenues earned in the six months ended June 30, 2002 and 2001. Although there were no revenues recorded in the six months, the remaining tasks of the current Bechtel BWXT Idaho, LLC contract are scheduled to be completed in the third quarter of 2002.

General and administrative expenses were $249,000 in the current six months compared to $316,000 in the comparable period last year. The decline is due to our costs cutting measures, as we continue to maintain minimal overhead. Included in such amounts are salaries accrued, but unpaid, for two officers in the amount of $150,000, under the terms of their employment contracts. The decrease is mainly attributable the decrease in research and development activities.

During the current six months, our research and development costs were $101,655. Of this amount, we incurred $71,655 of amounts owing for the final reports from the grout project. We are still awaiting the Bechtel BWXT Idaho, LLC Final Report from the Cold Test Pit Demonstration Project. In addition, we purchased an exclusive licensing fee agreement for the sale and use of various products from an unrelated third party for $30,000. During the comparable period last year, the Company expended $69,000 on research and development costs.

Liquidity and Capital Resources
-------------------------------

Since inception, we have suffered losses accumulating to $17,103,017 through June 30, 2002 and as of June 30, 2002, had a stockholders' deficiency and a working capital deficiency of approximately $2,567,624 and $390,614, respectively. Also, we are in arrears with substantially all of our payables. The report of Technology Visions' independent certified public accountants notes that we are a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders' deficiency at December 31, 2001 and these conditions raise substantial doubt about our ability to continue as a going concern.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2002 (Unaudited)


To date, we have funded our operations from the private sales of common stock or notes, most of which have been converted into common stock. These sales have been able to fund only minimal operations and technological developments. Development and exploitation of technologies have been delayed by lack of adequate funding.

Management is exploring additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. Management believes that we can raise adequate capital to keep us functioning at a minimum level of operation in the next fiscal year. However, there can be no assurances that management will be successful in obtaining adequate funding to complete development of its technology or that if any technology is fully developed, it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance.

On December 28, 2000, we entered into a 10% Secured Convertible Debenture Agreement, in which we issued debentures to AJW Partners, LLC and New Millennium Capital Partners II, LLC for $375,000. The debentures expired on December 29, 2001. In May 2002, we entered into an agreement with the debenture holders to redeem the debentures. As part of this agreement, the holders converted $20,000 worth of principle into 500,000 shares of common stock. In addition, the Company paid in cash $60,290, representing $55,000 in principle and $5,290 in interest. The remaining $55,000 principle and $2,034 in interest is to be paid in cash by August 2002.

We do not expect to make any significant capital purchases in 2002, except for possible equipment for the PET or GMENTTM treatment systems.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2002 (Unaudited)


PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None

ITEM 2.  CHANGES IN SECURITIES

                  During the quarter ended June 30, 2002, the Company issued 757,142 shares of common stock to two investors for proceeds of $45,000. The shares were sold at $0.05 per share in private placements intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           (1)      99.1 CEO Certification

                           (2)      99.2 CFO Certification

                  (b)      None

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2002 (Unaudited)


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

                               TECHNOLOGY VISIONS GROUP, INC.
                               ------------------------------
                                        Registrant



Date: August 14, 2002          By: /s/  James B. Lahey
                               ------------------------------------------------
                                        James B. Lahey, Chief Executive Officer
                                        Chairman of the Board of Directors

Date: August 14, 2002          By: /s/  James A. Giansiracusa
                               ------------------------------------------------
                                        James A. Giansiracusa, Secretary
                                        Chief Financial Officer