Form 10QSB
period 2002-09-30
TECHNOLOGY VISIONS GROUP INC
filed 2002-11-12
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2002


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

         At November 6, 2002, 60,469,277 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]


                                TECHNOLOGY VISIONS GROUP, INC.
                      (Formerly Orbit Technologies Inc. and Subsidiaries)
                                 (A DEVELOPMENT-STAGE COMPANY)
                                     INDEX TO FORM 10-QSB
                                      SEPTEMBER 30, 2002

                                                                                         Page
                                                                                         ----
PART I
------

Item 1.   Financial Statements

          Balance Sheet - September 30, 2002 (unaudited).................................  1

          Statements of Operations - Three Months and Nine Months Ended
             September 30, 2002 (unaudited) and 2001, as restated, (unaudited)...........  2

          Statement of Stockholders' Deficit -Nine Months
             Ended September 30, 2002 (unaudited)........................................  3

          Statements of Cash Flows - Nine Months Ended
             September 30, 2002 (unaudited) and 2001, as restated, (unaudited)...........  4

          Notes to Financial Statements (unaudited)......................................  6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................................. 12



PART II
-------

Item 1.   Legal Proceedings.............................................................. 18

Item 2.   Changes In Securities.......................................................... 18

Item 3.   Defaults Upon Senior Securities................................................ 18

Item 4.   Submission of Matters to a Vote of Security Holders............................ 18

Item 5.   Other Information.............................................................. 18

Item 6.   Exhibits and Reports on Form 8-K............................................... 18

          Signatures..................................................................... 19



                                TECHNOLOGY VISIONS GROUP, INC.
                      (Formerly Orbit Technologies Inc. and Subsidiaries)
                                         BALANCE SHEET
                                         (UNAUDITED)
                                   AS OF SEPTEMBER 30, 2002


                                            ASSETS
Cash                                                                             $     56,493
Accounts receivable                                                                     2,247
                                                                                 -------------
      Total current assets                                                             58,740

Property and equipment, net of accumulated depreciation
      of $333,611                                                                       4,898
Patents, net of accumulated amortization of $13,410                                    17,187
Other assets                                                                            4,800
                                                                                 -------------
      Total assets                                                               $     85,625
                                                                                 =============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                                 $    351,084
Accrued expenses                                                                       51,100
Notes payable to related parties                                                       65,000
                                                                                 -------------
      Total current liabilities                                                       467,184
Accrued interest to related parties                                                   272,913
Notes payable to related parties                                                      477,841
Accrued officers and directors compensation                                         1,542,289
                                                                                 -------------
      Total liabilities                                                             2,760,227

Commitments and contingencies (Note 5)                                                     --

Stockholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized;
      none issued and outstanding                                                          --
Common stock, $.001 par value; 100,000,000 share authorized;
      60,469,277 issued and outstanding                                                60,469
Additional paid-in capital                                                         14,498,323
Accumulated deficit during development stage                                      (17,229,994)
Notes receivable from issuance of common stock                                         (3,400)
                                                                                 -------------
      Total stockholders' deficit                                                  (2,674,602)
      Total liabilities and stockholders' deficit                                $     85,625
                                                                                 =============



                        See accompanying notes to financial statements.

                                              1

                                      TECHNOLOGY VISIONS GROUP, INC.
                            (Formerly Orbit Technologies Inc. and Subsidiaries)
                                       (A DEVELOPMENT-STAGE COMPANY)
                                         STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                For the Three Months           For the Nine Months
                                                 Ended September 30,            Ended September 30,
                                                2002             2001           2002             2001
                                            -------------   -------------   -------------   -------------
                                                            (as restated)                   (as restated)
Revenues                                    $     22,969    $     71,330    $     22,969    $     71,330

Costs and expenses:
      Research and development                        --          81,300         103,290         150,282
      General and administrative expenses        147,303         482,588         394,735         799,089
                                            -------------   -------------   -------------   -------------
Operating loss                                  (124,334)       (492,558)       (475,056)       (878,041)

Other income and (expenses):
      Interest income                                386             711           1,102           3,989
      Gain from reduction in debt                 19,182              --          35,132         274,250
      Interest expense                           (22,210)       (187,693)        (81,529)       (559,197)
                                            -------------   -------------   -------------   -------------

Net loss                                    $   (126,976)   $   (679,540)   $   (520,351)   $ (1,158,999)
                                            =============   =============   =============   =============

Basic and dilutive net loss per share       $      (0.00)   $      (0.02)   $      (0.01)   $      (0.03)
                                            =============   =============   =============   =============

Weighted average number
      of shares outstanding                   60,288,117      41,671,856      56,199,395      41,506,651



                              See accompanying notes to financial statements.

                                                    2

                                                   TECHNOLOGY VISIONS GROUP, INC.
                                         (Formerly Orbit Technologies Inc. and Subsidiaries)
                                                    (A DEVELOPMENT-STAGE COMPANY)
                                                 STATEMENT OF STOCKHOLDERS' DEFICIT
                                                             (UNAUDITED)
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                   Accumulated       Notes
                                                                                     Deficit       Receivable
                                           Common Stock             Additional       During       From Issuance
                                   -----------------------------     Paid-in       Development      of Common
                                       Shares          Amount        Capital          Stage           Stock           Total
                                   -------------   -------------  -------------   -------------   -------------   -------------
Balances at December 31, 2001        46,624,994    $     46,625   $ 14,056,517    $(16,709,643)   $     (3,400)   $ (2,609,901)

Common stock issued for cash          6,123,809           6,124        209,376              --              --         215,500
Common stock issued for
     consulting services                100,000             100          6,900              --              --           7,000
Accrued interest on convertible
     debentures converted
      into common stock                 620,474             620         13,030              --              --          13,650
Common stock issued for
     licensing agreement              1,000,000           1,000         29,000              --              --          30,000
Accounts payable satisfied
     with common stock                  500,000             500         19,000              --              --          19,500
Accrued officer's compensation
     converted into common stock      5,000,000           5,000        145,000              --              --         150,000
Common stock issued for
     convertible debentures             500,000             500         19,500              --              --          20,000
Net loss                                                                              (520,351)             --        (520,351)
                                   -------------   -------------  -------------   -------------   -------------   -------------
Balance at September 30, 2002        60,469,277    $     60,469   $ 14,498,323    $(17,229,994)   $     (3,400)   $ (2,674,602)
                                   =============   =============  =============   =============   =============   =============


                                           See accompanying notes to financial statements.

                                                                  3

                           TECHNOLOGY VISIONS GROUP, INC.
                (Formerly Orbit Technologies Inc. and Subsidiaries)
                           (A DEVELOPMENT-STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                Nine Months
                                                            Ended September 30,
                                                           2002           2001
                                                       ------------   ------------
Cash flows from operating activities:
      Net loss                                         $  (520,351)   $(1,158,999)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
      Depreciation and amortization                          3,531          3,363
      Amortization of deferred finance costs                    --        462,506
      Gain from reduction of debt                          (35,132)      (274,250)
      Common stock issued for services rendered              7,000        271,749
      Common stock issued for licensing agreement           30,000             --
      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable       150,427         (2,900)
          Increase in accounts payable and
              accrued expenses                             197,545        459,583
                                                       ------------   ------------
      Net cash used in operating activities               (166,980)      (238,948)

Cash flows from financing activities:
      Proceeds from sale of common stock                   215,500         50,000
      Proceeds from exercise of stock options                   --          1,000
      Payments on debenture notes                         (110,000)            --
      Proceeds from notes payable to officers               65,000             --
      Payments on notes payable to officers                (10,000)       (10,000)
                                                       ------------   ------------
      Net cash provided by financing activities            160,500         41,000

Net decrease in cash                                        (6,480)      (197,948)
Cash at beginning of period                                 62,973        269,729
                                                       ------------   ------------
Cash at end of period                                  $    56,493    $    71,781
                                                       ============   ============

SUPPLEMENTAL DISCLOSURES:
      Cash paid during the period for:
          Interest                                     $     7,815    $        --
                                                       ============   ============
          Taxes                                        $     6,331    $        --
                                                       ============   ============


                  See accompanying notes to financial statements.

                                         4

                             TECHNOLOGY VISIONS GROUP, INC.
                  (Formerly Orbit Technologies Inc. and Subsidiaries)
                             (A DEVELOPMENT-STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS, Continued
                                      (UNAUDITED)

                                                                       Nine Months
                                                                   Ended September 30,
                                                                    2002        2001
                                                                  --------   ---------
Non-cash Financing Activities:

      Accrued officers compensation converted into common stock   $150,000   $     --
                                                                  ========   ========

      Accounts payable satisfied with common stock                $ 34,450   $     --
                                                                  ========   ========

      Accrued interest converted to common stock                  $ 13,650   $     --
                                                                  ========   ========

      Value of shares paid to satisfy accounts payable            $ 19,500   $     --
                                                                  ========   ========

      Value of shares paid for payment of debenture note          $ 20,000   $     --
                                                                  ========   ========

      Assets acquired through a capital lease                     $     --   $  7,126
                                                                  ========   ========






                    See accompanying notes to financial statements.


                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2002 (Unaudited)



NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

Technology Visions Group, Inc. (the "Company") was incorporated in the State of Delaware on April 29, 1985. Prior to December 22, 2000, the Company's name was Orbit Technologies, Inc. The Company's business plan focuses on applied research and development of new and innovative technologies, engineering ideas, methods, and processes that hold the potential to become commercially viable products or processes. Once a product or process receives commercial validation through an outside or third party, it is the Company's intention to either spin it off as a separate business entity, or license or sell to an affiliated or unaffiliated entity that, at that time, becomes responsible for the production, marketing and sales of such products or services. The Company's technologies are undergoing certain feasibility studies and/or actual field tests and evaluations in the area of the treatment and stabilization of buried low-level mixed radioactive waste. To date, the Company has not commercialized any of its technologies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Financial Statements
-----------------------------------

The Company restated its financial statements for the three and nine months ended September 30, 2001, to comply with accounting standards generally accepted in the United States ("US"). The effects of the Company's restatement on their results of operations for three and nine months are as follows:

                                                  Three Months      Nine Months
                                                  ------------      ------------
Net loss, as previously reported                  $  (397,306)      $(1,282,671)
     Decrease (increase) loss:
         Gain from settlement of dispute                   --           274,250
         Accrued liabilties                          (282,475)         (151,301)
         Other                                            241               723
                                                  ------------      ------------
     Net loss, as adjusted                        $  (679,540)      $(1,158,999)
                                                  ============      ===========

Per Share:
Net loss, as previously reported                  $     (0.01)      $     (0.03)
     Decrease (increase) loss:
         Gain from settlement of dispute                   --                --
         Accrued liabilties                                --                --
         Other                                             --                --
                                                  ------------      ------------
     Net loss, as adjusted                        $     (0.01)      $     (0.03)
                                                  ============      ============

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2002 (Unaudited)


Unaudited Interim Financial Statements
--------------------------------------

The interim financial data as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2002, and the results of its operations and cash flows for the three and nine months ended September 30, 2002 and 2001. The results for the nine months ended September 30, 2002, are not necessarily indicative of the results expected for the year ending December 31, 2002. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principals generally accepted in the United States. Refer to the Company's Annual Report Form 10-KSB for the year ended December 31, 2001.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company, since inception has suffered losses accumulating to $17,229,994 through September 30, 2002. As of September 30, 2002, had a stockholders' deficit and a working capital deficit of approximately $2,674,601 and $408,444, respectively. The Company is in arrears with substantially all of its payables and accrued liabilities. During the nine months ended September 30, 2002, the Company raised $215,501 from the sale of restricted common stock. The Company requires additional funds to continue research and development efforts and complete the necessary work to commercialize its technologies. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, completion of research and development and the successful marketing of its technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to explore additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. Management is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. There can be no assurance that management will be successful in its efforts to raise funding sufficient to fund its working capital requirements or convert debts into common stock during the next twelve months.

These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Use of Estimates
----------------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include the evaluation of impairments of intangible assets, and the recoverability of deferred tax assets, which must be assessed as to whether these assets are likely to be recovered by the Company through future operations.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2002 (Unaudited)


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

Incremental Shares
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future were not included in the computation of diluted EPS because to do so would have been anti-dilutive as of September 30, 2002, consist of the following:

                                                             Number of Potential
                                                              Additional Common
                                                                   Shares
                                                              ----------------

Notes payable to related parties                                    6,921,093
Convertible debentures                                                     --
Options to purchase common stock                                    3,190,672
Accrued officers' and directors' compensation                      17,350,756
                                                              ----------------
       Total incremental shares at September 30, 2002              27,462,521
                                                              ================


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

NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following at September 30, 2002:

                             INTEREST          PRINCIPAL          ACCRUED
        NOTES                   RATE            BALANCE          INTEREST
-----------------------------------------------------------------------------

Current:
     Officers                    8%              $ 65,000         $     435

Long-Term:
     Officers                    10%              112,341            71,213
     Shareholder              10% - 12%           365,500           201,265
                                           ---------------   ---------------
        Total                                     477,841           272,478

                                           ---------------   ---------------
Total Notes Payable                             $ 542,841         $ 272,913
                                           ===============   ===============

During the current quarter, the Company entered into two new agreements with the officers, whereby the officers loaned $65,000 to the Company at 8% per annum. In addition, the officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. These notes mature on August 27, 2003.

During 2002, the holders of the long-term notes payable entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts through December 31, 2003.

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

During the three months ended March 31, 2002, the holders of the debentures elected to convert $13,650 of accrued interest into 620,474 shares of the Company's common stock. In May 2002, the Company entered into an agreement with the debenture holders to redeem the debentures and cancel the 375,000 warrants. As part of this agreement, the holders converted $20,000 worth of principal into 500,000 shares of common stock. In addition, the Company paid in cash $117,324, representing $110,000 in principal and $7,324 in interest.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2002 (Unaudited)


For the three months ended September 30, 2002 and 2001, the expense recorded under the agreements amounted to $75,000 and $96,000, respectively. At September 30, 2002, unpaid obligations under these agreements amounted to $1,542,289 including interest at 10% per annum and are convertible into common stock 10% discounted at $0.32 per share for compensation earned through 2000 and at $0.05 per share in 2001. During 2002, the officers and directors entered into a standstill agreement with the Company in which they agreed to forebear any collection of this debt through December 31, 2003.


NOTE 6 - STOCKHOLDERS' DEFICIT

Common Stock Transactions During the Nine Months Ended September 30, 2001
-------------------------------------------------------------------------

During the first quarter of 2001, the Company issued 26,786 shares of common stock for consulting fees totaling $3,749 or $0.14 per share.

During the second quarter of 2001, the Company issued 238,095 shares of restricted common stock for proceeds of $50,000 or $0.21 per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on a five-day average prior to the sale.

During the third quarter of 2001, the Company issued 1,300,000 shares of common stock to directors for compensation valued at $246,000 or $0.20 and $0.22 per share. The debenture debt holders elected to convert $105,000 of principal and accrued interest into 1,443,583 shares of the Company common stock.

Common Stock Transactions During the Nine Months Ended September 30, 2002
-------------------------------------------------------------------------

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

The Company issued 4,950,000 shares of restricted common stock for proceeds of $150,500. The shares were sold at prices ranging between $0.02 and $0.04 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on a five-day average prior to the sale.

The convertible debenture holders elected to convert $13,650 of accrued interest into 620,474 shares of the Company's common stock.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2002 (Unaudited)


On January 31, 2002, the Company issued 1,000,000 shares of common stock to acquire an exclusive license for the sale and use of various products from an unrelated third party. The shares were valued at $30,000 on the date of grant, and were charged to operations as research and development expenses on the contract date.

The Company entered into an agreement with an unrelated third party to provide public relations consulting services to the Company. The term of the agreement is for two years, terminating in December 2003. The Company issued 100,000 shares to the consultant, valued at $7,000 or $0.07 per share and was charged to operations during the first quarter of 2002.

Second Quarter:
---------------

The Company issued 757,142 shares of restricted common stock for proceeds of $45,000. The shares were sold at prices ranging between $0.02 and $0.05 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on a five-day average prior to the sale.

In connection with the May 2002, agreement with the convertible debenture holders (Note 4), the Company converted $20,000 of principal on the convertible debentures into 500,000 shares of common stock.

Third Quarter:
--------------

The Company issued 416,667 shares of restricted common stock for proceeds of $20,000. The shares were sold at $0.05 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on a five-day average prior to the sale.

During the first quarter of 2002, the Company adopted the 2002 non-qualified stock plan and reserved 1,500,000 shares of the Company's common stock registered under Form S-8. As of September 30, 2002, the Company did not grant any shares of common stock under the 2002 plan.


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

During the current quarter, the Company wrote-off $19,182 of trade debt, and recorded the total amount as a gain from the reduction of debt.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2002 (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

The discussion and analysis set forth below should be read in conjunction with our Financial Statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the three and nine months ended September 30, 2002 and September 30, 2001, was derived from unaudited financial statements, which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

Plan of Operation
-----------------

Since 1997, Technology Visions has focused on the development and use of its Polymer Encapsulation Technology (PET) as a method for stabilizing and encapsulating various radioactive and toxic waste materials leading to a final waste form for disposal.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2002 (Unaudited)


In November 1999, PET showed positive results for encapsulating calcine waste for both disposal at a permanent high-level waste disposal site and as a method for transporting waste to interim or final disposal locations. Bechtel BWXT Idaho, LLC recommended to the U.S. Department of Energy that a pilot plant demonstration be conducted to test and evaluate engineering criteria, disposal parameters and product transportation scenarios. Other recommendations included encapsulation and mixing studies utilizing actual radioactive materials.

In June 2000, Bechtel BWXT Idaho, LLC awarded Technology Visions a contract to manage the testing and evaluation of certain in-situ grout candidate materials that were being considered by the Idaho National Engineering and Environmental Laboratory (INEEL) and Bechtel BWXT Idaho, LLC for the treatment of certain subsurface waste sites at the U.S. Department of Energy site in Idaho Falls, Idaho.

Following rigorous laboratory testing, GMENT(TM)-12 was chosen as one of three candidate grout materials to continue to the Field Implementability Test Phase of the Treatability Study.

In April 2001, the Field Implementability Test Phase of the contract was conducted by Applied Geotechnical Engineering and Construction Company, Inc.
(AGEC) at a site located near Richland, Washington. Upon completion of the Field Implementability Test Phase, GMENTTM-12 was chosen as the sole grout material selected to be used in a Actual Full Scale Cold Test Pit Demonstration Project to be conducted in October 2001 at the U.S. Department of Energy (DOE) site in Idaho Falls, ID.

Technology Visions, under an exclusive Trademark License and Technology Licensing Agreement with Advanced Grout Systems, Ltd., provided 95 tons of GMENT(TM)-12 grouting material for the Cold Test Pit Demonstration Project. Testing results met all criteria established by state and federal regulatory agencies. The final report from the INEEL and Bechtel BWXT Idaho, LLC will be submitted to the appropriate federal and state agencies.

We believe that the approval of the GMENT(TM) material for the treatment and stabilization of buried low-level mixed waste in certain areas of the Subsurface Disposal Area (SDA) at the U.S. Department of Energy (DOE) site in Idaho Falls, ID, could provide initial and significant revenues for the Company.

In a report submitted under contract by Applied Geotechnical Engineering and Construction, Inc. (AGEC), to Bechtel BWXT Idaho, LLC, it is estimated that the quantity of GMENT(TM) grout material to treat the areas under consideration would be approximately 24 million gallons. The total cost of the grout is estimated at $61,200,000. If the recommendation receives approval via a Record of Decision (ROD) by federal and state authorities, Technology Visions could anticipate initiation of the project and revenues within the next year to eighteen months.

With the acceptance and approval of GMENT(TM) in Idaho, Technology Visions would aggressively pursue other waste sites in the United States with similar waste problems as an entree of potential future revenues.

In January 2002, Technology Visions entered into an exclusive Trademark License and Technology Licensing agreement with Advanced Grout Systems, Ltd. The territorial rights granted to Technology Visions under the license include the United States of America and any other countries of the world (world-wide). The agreement grants Technology Visions the exclusive right to manufacture, distribute, market, and sell any and all GMENT(TM) trademarked products. Also, as part of the exclusive license, Technology Visions is granted first right of refusal for any additional trademark or non-trademark products developed by Advanced Grout Systems, Ltd. dealing with environmental remediation or waste management technologies.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2002 (Unaudited)


In September 2002, the Idaho National Engineering and Environmental Laboratory Idaho Falls, Idaho, prepared for the U.S. Department of Energy Assistant Secretary for Environmental Management a final report entitled Final Results Report, In Situ Grouting Technology for Application in Buried Transuranic Waste Sites. This report discusses in situ grouting in two volumes. Volume I summarizes the technology and presents results of a treatability study conducted by the INEEL. Volume II gives the results of analytical calculations on the long-term durability of monoliths created by in situ grouting and on the long-term performance of a treated buried waste site. The Company has received Volume I of the subject report.

The report was of the result of a two-year, three-phase Treatability Study conducted by the INEEL and Bechtel BWXT Idaho LLC. Testing included Phase I Bench testing, Phase II Field Implementability testing, and Phase III Full-Scale Field testing.

Phase I Bench Testing - rigorous laboratory testing protocol designed for choosing three grouts from six candidate grouts for use in Phase II Field Implementability testing. Data also used to support monolith durability estimates and transport modeling efforts.

Phase II Implementability Field Testing - actual in-ground field testing with heavy equipment comparing three grouts based on mixability, ease of handling/groutability (ease of jet grouting), and cleanup properties to choose one for use in full-scale field testing.

Phase III Full Scale Field Testing - on site (INEEL) for contamination control and the determination of other engineering parameters

GMENT(TM)-12 was selected as the single grout of six grouts that were being considered as candidate materials after an extensive protocol of Bench Testing, Implementability Field Testing, and Full-Scale Field Testing based on factors such as basic costs, ease of mixing and cleanup of the grout, minimized grout returns in creating a triplex column, and formation of the solid monoliths.

Technology Visions will also continue to search out and acquire technologies or obtain licenses to use technologies that have multiple market applications in line with the Company's core expertise and know-how, Technology Visions has expended time and effort in the analysis of several new technologies. As a result of its analysis, Technology Visions has identified technologies that may yield commercially viable products suitable for related applications in the environmental cleanup market.

Technology Visions' ability to acquire new technologies may ultimately be limited by its lack of financial resources.

Technology Visions or its licensee must, with regard to each technology, after studies and testing, determine whether the technology is commercially viable. At that time, Technology Visions or the licensee must develop a plan that will best exploit this technology. This plan may require the raising of additional funds for Technology Visions or the licensee to exploit the technology, including the establishment of a marketing organization to sell this technology. Alternatively Technology Visions or the licensee may subcontract out the manufacturing, or may joint venture this technology with existing companies which have manufacturing or marketing capabilities or further license the technologies for exploitation to companies that have these capabilities. Upon further licensing, Technology Visions or the licensee may receive royalty payments or a combination of revenues structured from the sale and use of the product. Any technology may also be sold outright with or without future payment based on sales. Therefore, each technology that may be commercially viable might be exploited in a different manner and may have various levels of success. To the extent that Technology Visions seeks to internally exploit any technology, Technology Visions may require substantial additional capital, which may not be available on favorable terms, if at all.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2002 (Unaudited)


Specifically, Technology Visions has identified other opportunities for treating mixed radioactive waste at the Idaho U.S. Department of energy site by: a) stabilizing in-ground low-level mixed radioactive waste and, b) creating a barrier to contain radioactive materials that are currently polluting the environment.

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


Results of Operations
---------------------

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

We sold $23,000 and $71,000 of grout, respectively, in the quarter ended September 30, 2002 and 2001. This sale represented the remaining tasks of the current Bechtel BWXT Idaho, LLC contract as scheduled.

General and administrative expenses were $147,000 in the current quarter compared to $483,000 in the comparable period last year. The decline is due to our costs cutting measures, as we continue to maintain minimal overhead. Also, in the quarter ended September 30, 2001, an additional $280,000 in officer's compensation was recorded. Included in such amounts are salaries accrued, but unpaid, for two officers in the amount of $75,000, under the terms of their employment contracts. During the current quarter, we paid $6,331 in state income taxes, including penalties and interest on prior year taxes not paid.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2002 (Unaudited)


During the current quarter, we did not expend any funds in research and development costs. During the quarter, we received Volume I of the Idaho National Engineering and Environmental Laboratory final report, entitled Final Results Report, In Situ Grouting Technology for Application in Buried Transuranic Waste Sites.

As with the development of any new technology, until a commercial product has been developed, purchased, and utilized by a third party, the efficacy of the product is in question and the Company will continue to incur losses. Until completion of the final development of a technology and the commencement of sales, we will have no operating revenues but will continue to incur substantial expenses.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001
--------------------------------------------------------------------------------

We sold $23,000 and $71,000 of grout, respectively, in the nine months ended September 30, 2002 and 2001. This sale represented the remaining tasks of the current Bechtel BWXT Idaho, LLC contract as scheduled.

General and administrative expenses were $395,000 in the current nine months compared to $799,000 in the comparable period last year. The decline is due to our costs cutting measures, as we continue to maintain minimal overhead. Included in such amounts are salaries accrued, but unpaid, for two officers in the amount of $225,000, under the terms of their employment contracts.

During the current nine months, our research and development costs were $103,000. Of this amount, we incurred $72,000 of amounts owing for the final reports from the grout project. We received Volume I of the Idaho National Engineering and Environmental Laboratory final report, entitled Final Results Report, In Situ Grouting Technology for Application in Buried Transuranic Waste Sites and are awaiting Volume II of the subject report.
In addition, we purchased an exclusive licensing fee agreement for the sale and use of various products from an unrelated third party for $30,000. During the comparable period last year, the Company expended $150,000 on research and development costs.

Liquidity and Capital Resources
-------------------------------

Since inception, we have suffered losses accumulating to $17,230,000 through September 30, 2002 and as of September 30, 2002, had a stockholders' deficiency and a working capital deficiency of approximately $2,675,000 and $408,000, respectively. Also, we are in arrears with substantially all of our payables. The report of Technology Visions' independent certified public accountants notes that we are a development-stage company with no revenues from its intended operations, have recurring losses and have a working capital deficiency and stockholders' deficiency at December 31, 2001 and these conditions raise substantial doubt about our ability to continue as a going concern.

To date, we have funded our operations from the private sales of common stock or notes, most of which have been converted into common stock. During the nine months ended September 30, 2002, we have raised $215,500 from sales of restricted common stock, generally at a 20% discount from market. These sales have been able to fund only minimal operations and technological developments. Development and exploitation of technologies have been delayed by lack of adequate funding.

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

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2002 (Unaudited)


In May 2002, we entered into an agreement with the convertible debenture holders to redeem the debentures and cancel the 375,000 warrants. As part of this agreement, the holders converted $20,000 worth of principal into 500,000 shares of common stock. In addition, the Company paid in cash $117,324, representing $110,000 in principal and $7,324 in interest.

We do not expect to make any significant capital purchases in 2002, except for possible equipment for the PET or GMENT(TM) treatment systems.

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2002 (Unaudited)



PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                         None

ITEM 2.  CHANGES IN SECURITIES

         During the quarter, the Company issued 416,667 shares of common stock for proceeds of $20,000. The shares were sold at $0.05 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                           None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None
ITEM 5.  OTHER INFORMATION

                           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits

                           (1)      99.1 CEO Certification

                           (2)      99.2 CFO Certification

                (b)      None

                         TECHNOLOGY VISIONS GROUP, INC.
               (Formerly Orbit Technologies Inc. and Subsidiaries)
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2002 (Unaudited)




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

                                         TECHNOLOGY VISIONS GROUP, INC.
                                         ------------------------------
                                                  Registrant



Date: November 6, 2002                   By: /s/ James B. Lahey
                                         ---------------------------------------
                                         James B. Lahey, Chief Executive Officer
                                         Chairman of the Board of Directors

Date: November 6, 2002                   By: /s/ James A. Giansiracusa
                                         ---------------------------------------
                                         James A. Giansiracusa, Secretary
                                         Chief Financial Officer