Form 10KSB
period 2002-12-31
TECHNOLOGY VISIONS GROUP INC
filed 2003-04-07
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002      COMMISSION FILE NUMBER  0-25548

                         TECHNOLOGY VISIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            84-100269
--------------------------------                     ---------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer I.D.  No.)
 Incorporation or Organization)

                         5950 LA PLACE COURT, SUITE 155
                           CARLSBAD, CALIFORNIA 92008
                    (Address of Principal Executive Offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (760) 918-9168

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

           State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates based on the closing stock price as reported by the Over-the
Counter: Bulletin Board "OTC:BB" of the NASD, as of March 31, 2003 was approximately $3,388,728.

                 CLASS                          OUTSTANDING AT MARCH 31, 2003
     Common Stock, $.001 par value                    60,985,852 shares

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No  [XX]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Description of business...............................................3

Item 2.  Description of property...............................................9

Item 3.  Legal proceedings.....................................................9

Item 4.  Submission of matters to a vote of security holders...................9

                                     PART II

Item 5.  Market for common equity and related stockholder matters..............9

Item 6.  Management's discussion and analysis or plan of operation............11

Item 7.  Financial statements.................................................14

Item 8.  Changes in and disagreements with accountants on
         accounting and financial disclosure..................................14

                                    PART III

Item 9. Directors, executive officers, promoters and control persons; compliance with Section 16(a) of the Securities Exchange
         Act of 1934..........................................................15

Item 10. Executive compensation...............................................17

Item 11. Security ownership of certain beneficial owners and management and related stockholder matters..........................................18

Item 12. Certain relationships and related transactions.......................20

Item 13. Exhibits and reports on Form 8-K.....................................21

Item 14. Controls and procedures..............................................22

                                     PART I

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "plans," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters described herein and certain other factors noted throughout this report and in any exhibits to this report, constitute cautionary statements identifying important factors with respect to any such forward-looking statements including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

History of Technology Visions
-----------------------------

Technology Visions Group, Inc. ("Technology Visions" or the "Company") was incorporated in Delaware in 1985 under the name Orbit Technologies, Inc. Orbit Technologies, Inc. changed its name to Technology Visions Group, Inc. on December 22, 2000. A change in control occurred in 1995 when current management became involved. As such, management has defined inception as January 1, 1995 for financial reporting purposes.

Technology Visions' objective is to take base technologies, develop these technologies until commercially viable products are possible, and license these technologies and any products resulting from the technologies to affiliated or unaffiliated entities. These licensees will be responsible for the production and marketing of these products. Since 1995, Technology Visions has not generated revenues from its intended operations.

Technology Visions operates under its current mandate as an applied research and development company and technology portal that employs and retains independent engineers, research consultants, research institutes, universities and other consultants as needed to develop and analyze technologies. Technology Visions has developed or acquired technologies that it believes have potential to yield commercially viable products. These technologies include Polymer Encapsulation Technology ("PET") and GMENT treatment and stabilization systems, designed for use with low-level radioactive waste clean up. None of the technologies are currently in commercial use.

Business activities over the past two years have focused predominantly on identifying, developing and familiarizing potential end users, or consumers, of PET and GMENT treatment and stabilization systems, including governmental entities, with the testing and evaluation work completed and funded to date by Lockheed Martin Idaho Technology Co. ("Lockheed") and Bechtel BWXT Idaho LLC ("Bechtel"). Technology Visions functions as a subcontractor to Lockheed and/or Bechtel BWXT and is paid a fixed fee for each contract, which must be completed within the designated time frame. Technology Visions is responsible for completing the test and evaluation tasks designated by the contractor. The contractor then submits a final report with recommendations to the U.S. Department of Energy ("DOE").

Technology Visions believes that the approval of the GMENT material by federal and state agencies for the treatment and stabilization of buried low-level mixed waste in identified areas of the Subsurface Disposal Area ("SDA") located at the DOE site in Idaho Falls, Idaho, could provide initial and significant revenues for the company. Technology Visions also believes that with the acceptance and approval of GMENT in Idaho, opportunities exist at other DOE waste sites within the United States that have similar waste problems and offer potential future revenues.

Since 1995, Technology Visions has spent approximately $685,506 for research and development activities. In the last two fiscal years, Technology Visions has spent approximately $182,296 for research and development activities. Research and development expenses consist of the preparation of PET and GMENT product samples for evaluation in the encapsulation of low-level radioactive waste for final disposal or as a method for transporting waste to an interim or final disposal site. These costs were borne directly by Technology Visions.

THE TECHNOLOGIES

Technology Visions is focused on commercializing PET and GMENT for use in the environmental waste cleanup market.

Technology Visions has completed product test and evaluation on PET and GMENT for Lockheed Martin and Bechtel in conjunction with contracts awarded by the DOE Idaho Operations Office, Idaho Falls, Idaho. These contracts have utilized waste materials sourced from the Idaho Falls DOE site. This site, nearly 900 square miles in area, contains in various forms, radioactive, toxic and hazardous wastes that will require further processing to insure safe and economical long-term disposal.

1. Polymer Encapsulation Technology ("PET")

Since 1995, Technology Visions has focused on the development and use of its polymer-based PET. PET was developed and subsequently assigned to Technology Visions by Dr. Stephen Prewett, a former employee and a director of the company. PET is intended for use with dry, radioactive and toxic waste for either final disposal or as a transportation medium to move materials from one site to another. PET has been developed for the treatment of waste material to prevent significant environmental damage and health problems caused by radioactive wastes that cannot be easily or economically rendered harmless.

PET is a specific formulation of silicone foam that is further enhanced by adding proprietary elements to the base material. All of the materials that comprise PET are non-toxic, resulting in a non-toxic and environmentally safe finished product. These materials are readily available in industrial quantities. PET can be manufactured in sheet form, poured into molds, where it expands into the designated shape, or sprayed onto an existing surface to contain the covered material. PET can be manufactured in different density levels to meet particular specifications. PET is more expensive at retail than standard foam manufactured by others, however, in many cases; the value added by the enhanced properties of the final product provides economic advantages.

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

Technology Visions has completed test and evaluation contracts on PET for Lockheed Martin and Bechtel in conjunction with testing for the U.S. Department of Energy, Idaho Operations Office, in Idaho Falls, Idaho. The Idaho Falls site is one of many United States waste management sites containing one form or another of either radioactive, toxic and/or hazardous waste requiring cleanup processing. The final report on PET prepared by Bechtel BWXT LLC/ INEEL recommended in its submittal to the DOE that a pilot plant demonstration be conducted to test and evaluate engineering criteria, disposal parameters and product transportation scenarios. Other recommendations included encapsulation and mixing studies utilizing actual radioactive materials.

Future business activities for PET will include implementation of the recommendations of the final report submitted to the DOE as a result of the completed test and evaluation contracts funded by Lockheed Martin and Bechtel. The cost estimate to complete the recommendations from the report is $250,000 with an expected time to complete of 12 to 18 months after funding has become available.

In March 2000, Technology Visions' PET was selected for the second consecutive year for presentation at the international waste symposium, Waste Management 2000, in Tucson, Arizona sponsored by the DOE and the University of Arizona. The paper, which was submitted for consideration by Bechtel, was judged by the conference's Technical Review Board and chosen for presentation based on the results of the most recent test and evaluation project completed for Bechtel. Technology Vision's presentation, entitled "POLYSILOXANE ENCAPSULATION OF CALCINE WASTE," was presented in the Nuclear Materials Stabilization and Disposition technical session.

2. GMENT Technology

In the spring of 2000, Technology Visions jointly developed with Advanced Grout Systems Ltd. a second product suitable for waste cleanup, GMENT. Advanced Grout Systems, Ltd. has exclusively licensed GMENT to Technology Visions for distribution, marketing and sale. GMENT is a cementitous grout that contains proprietary materials that not only stabilize certain wastes but also treat specific hazardous elements within the waste. The GMENT grouting process may be used to entomb high contaminant waste buried in low-level radioactive mixed waste. The grouting process provides a safe, low cost method to contain the waste versus excavating, transporting and the separate processing of the buried waste. It has been developed for use in the containment of mixed low-level in-situ waste and has successfully completed laboratory, field implementability testing and a field pilot evaluation under a contract funded by Bechtel. GMENT has been developed for use in standard, jet grouting application equipment. It is injected into the waste-containing site at standard room temperatures at pressures between 6,000 and 8,000 psi.

Low-level subsurface contaminated wastes are those wastes that have the potential to be remediated without excavation using technology strategies that destroy, isolate, or prevent any further spread of contaminants into the surrounding environment. When the GMENT solution cures, the process binds toxic and hazardous contaminates and encapsulates or entombs radioactive waste in place, rendering it environmentally safe. The grout can be formulated to be neutral in the environment and is projected to remain effective for thousands of years. Because this type of treatment occurs in place, both costs and the risks of exposure are reduced significantly versus retrieving the waste by excavation for further processing.

This additive enhanced, cement-based product has undergone extensive laboratory and field testing and evaluation and was chosen over five other competing grout materials as the material of choice to treat and stabilize a radioactive mixed waste pilot site at the Subsurface Disposal Area at the DOE site in Idaho Falls, Idaho. The technology is ready for commercialization and deployment to the field.

CURRENT STATUS

In June 2000, Bechtel awarded Technology Visions a contract to evaluate six grout materials submitted by different manufacturers for the stabilization and encapsulation of DOE's mixed low level in-situ contaminated waste stored at the Idaho National Engineering and Environmental Laboratory ("INEEL") Cold Test Pit site located in Idaho Falls, Idaho. One of the six grouts was GMENT. There are approximately 78,000,000 cubic feet of stored mixed low level in-situ contaminated waste located at seven DOE sites located within the United States; 25,900,000 cubic feet of this waste is stored at the Idaho Falls site.

The laboratory evaluation study of the six grouts conducted at the University of Akron laboratories and completed in February 2001 concluded that three of the grout candidates, including GMENT, should be taken to the field for Phase II testing.

In April 2001, the Phase II Field Implementability Testing was conducted by Applied Geotechnical Engineering and Construction Company at a site located near Richland, Washington. Upon completion of the field-testing, GMENT was the grout selected from the three candidates for the Phase III Pilot Scale Evaluation to be conducted at the Cold Test Pit at the Idaho DOE facility in October 2001. Technology Visions provided 95 tons of GMENT grouting material for the Phase III Pilot Scale Field Evaluation.

During the Phase III Pilot Scale Field Evaluation, GMENT was blended into a solution using a high shear mixer located at a ready mix concrete plant located in Idaho Falls, Idaho. The mixture was then delivered to the INEEL Cold Test Pit Site, adjacent to the INEEL Radioactive Waste Management Complex, and jet grouted into a subsurface trench containing low-level radioactive buried mixed waste.

The grouting equipment, used at the Cold Test Pit Site, included a Casa Grande C-6 Drill System, a Casa Grande Jet-5 high-pressure pump, and a vortex mixing system. The GMENT solution cures binding toxic and hazardous contaminates, filling voids and encapsulating radioactive waste in place, rendering it environmentally safe. Final monoliths are solid stand-alone blocks containing a mixture of GMENT, buried waste and soil.

Testing results met all criteria established by state and federal regulatory agencies. Bechtel will prepare the final report for submittal to the DOE, Assistant Secretary for Environmental Management. This report is expected in April 2003. The DOE reviews the report and will either submit it to other federal and state agencies including the State of Idaho, EPA and other local interest groups for input and final approval, or request that additional work be completed prior to those submissions. It is estimated that this approval process could take between 6 and 18 months.

3. New Technologies

Technology Visions intends to continue to acquire or obtain licenses to use technologies that have multiple market applications. Technology Visions' ability to market existing technologies and acquire new technologies may ultimately be limited by its lack of financial resources.

MARKET

Technology Visions is focused on commercializing technologies for use in the environmental waste cleanup market and to date has focused on the cleanup requirements necessary at the DOE sites located throughout the United States. Today, the government's estimated cost for environmental waste cleanup at these sites is between $230 and $300 billion. That figure does not include the costs for removal of pollutants from either water or silt that has been deposited in our rivers and oceans.

Currently, Technology Visions is focused on the development and use of the PET and GMENT treatment and stabilization technologies as advanced environmental technological solutions to various radioactive and toxic waste materials the DOE has identified for final disposal.


EXPLOITATION OF A TECHNOLOGY

Technology Visions or its licensee must, with regard to each technology, after studies and testing, determine whether the technology may be commercially feasible. At that time, Technology Visions or the licensee must develop a plan that will best exploit this technology. This plan may require Technology Visions or the licensee to raise additional funds and exploit the technology through various means, including the establishment of a marketing organization to sell this technology. Alternately, Technology Visions or the licensee may subcontract out the manufacturing, or may joint venture this technology with existing companies which have manufacturing or marketing capabilities or further license the technologies for exploitation to companies that have these capabilities. Upon further licensing, Technology Visions or the licensee may receive royalty payments or a combination of revenues structured from the sale and use of the product. Any technology may also be sold outright with or without future payments based on sales. Therefore, each technology that may be commercially viable might be exploited in a different manner and may have various levels of success. To the extent that Technology Visions seeks to internally exploit any technology, Technology Visions may require substantial additional capital, which may not be available on favorable terms, if at all.

EMPLOYEES/CONSULTANTS

Technology Visions presently has two officers employed on a full time basis, and one administrative assistant and a bookkeeper employed on a part-time basis.

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

These specialists are utilized to advise management in specific professional areas. Because of their increasing familiarity with Technology Visions, this pool of advisors and consultants represent a potential permanent staff when the funding permits. These consultants and advisors have been compensated on a contingent fee basis related to performance criteria and the successful execution of responsibilities. None of the consultants are affiliates of Technology Visions. Additional site personnel and administrative staff will be added as it is deemed appropriate and necessary to support the revenue stream, if any.

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

To date, Technology Visions' PET and GMENT have passed all standard tests, including the American Society of Testing Materials certification required by the contracts with Lockheed Martin and Bechtel, the EPA and state and federal agencies.

The final report on PET prepared by Bechtel BWXT LLC/ INEEL recommended in its submittal to the DOE that a pilot plant demonstration be conducted to test and evaluate engineering criteria, disposal parameters and product transportation scenarios. Other recommendations included encapsulation and mixing studies utilizing actual radioactive materials.

Governmental approval necessary for Technology Visions' and others use of PET with calcine waste will require the completion of the above testing. Funding for the completion of this work, estimated by the company at $250,000, may not be available until the DOE publishes its Environmental Impact Statement, which will specifically address the PET technology. The additional work necessary to complete the commercialization of PET cannot begin until the required funding is available and will require an estimated 12 to 18 months for completion.

COMPETITION

Technology Visions is active in the intensely competitive field of high technology research and development and competes against numerous public and private entities, some with substantially greater financial and human resources than Technology Visions. High technology research and development can be characterized as proceeding at a very rapid pace with frequent technological breakthroughs, some of which may render Technology Visions' technology and their products obsolete even before they are commercially marketed. Technology Visions is aware of other products that perform similar functions to PET and GMENT. Competition includes technologies based on materials known as polyethylene, other grout materials and a process called vitrification.

Polyethylene is a dry thermoplastic material that is mixed with waste, heated to combine with the waste materials, and then molded into a finished waste form or shape. PET is similarly combined with waste, however, at room temperature and then molded into the desired form. When heated, the polyethylene mixture generates an off-gas that potentially may be either toxic and/or hazardous as compared to the PET process. The PET process, on the other hand, does not emit any off-gas. Further, PET can process higher amounts of waste and therefore, reduce transportation and storage costs. PET also exhibits a high resistance to radioactivity at elevated radioactivity levels where polyethylene becomes more fluid at the higher levels, thereby lessening its structural integrity. Polyethylene is a lower cost material than PET.

Grout technologies are based upon combining ingredients such as Portland cement, polymers, fly ash, slag and additives. Grout usage for in-situ containment, or isolating a waste from the environment without disturbing it, focuses on treating, encapsulating, and solidifying the waste into a durable, solid, water resistant mass underground which forms a homogeneous monolith. While conventional construction-type grouts have been evaluated, the high water content of the cement mixture used in this grouting makes a relatively permeable substance that does not adequately stabilize some wastes. In contrast, in certain subsurface applications, the GMENT treatment and stabilization system provides superior technical performance and reduced costs and risks over current technologies.

Vitrification involves an incineration process utilizing high temperatures to convert waste into a rock or glass-like material. It is extremely capital intensive, chemically sensitive, has size restrictions on incoming waste, must be designed for specific waste formulations, and generates off-gases.

Based on the current research and technical information Technology Visions has accumulated, Technology Visions believes that its application and formulations of the PET and GMENT material are unique in the waste containment, transportation, and disposal industry.

ITEM 2.  DESCRIPTION OF PROPERTY

Technology Visions maintains its principal executive offices in Carlsbad, California where it occupies a 1,500 square-foot office at 5950 La Place Court, Suite 155, Carlsbad, California 92008 pursuant to a lease from an unaffiliated third party for $2,490 per month. The lease expires in July 2004.

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

ITEM 3.  LEGAL PROCEEDINGS

Technology Visions is not a party to any material litigation and to the knowledge of management, there are no asserted or unasserted claims against Technology Visions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      MARKET INFORMATION

Since April 29, 1994, Technology Visions' common stock has been listed on the NASD OTC Electronic Bulletin Board ("OTC:BB") and continues to be traded on this market on a limited basis. Technology Visions trades under the symbol "TVGR."

The following table shows the high and low bid prices as reported by the OTC:BB for the Company's common stock for the years ended December 31, 2002 and 2001. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                          Bid Price of Common Stock
                                          -------------------------
      Year 2001
    Quarter Ended                         High                     Low
-----------------------               -------------           -------------
      3/31/2001                          $ 0.45                  $ 0.12
      6/30/2001                          $ 0.31                  $ 0.12
      9/30/2001                          $ 0.35                  $ 0.10
      12/31/2001                         $ 0.17                  $ 0.05

      Year 2002
    Quarter Ended                         High                     Low
-----------------------               -------------           -------------
      3/31/2002                          $ 0.18                  $ 0.03
      6/30/2002                          $ 0.13                  $ 0.05
      9/30/2002                          $ 0.18                  $ 0.05
      12/31/2002                         $ 0.19                  $ 0.06


(b)      HOLDERS

As of December 31, 2002, there were approximately 2,500 holders of record of the Company's common stock. The transfer agent for the Company is American Stock Transfer and Trust of New York, New York.

(c)      DIVIDENDS

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

(d)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

This information is located in Item 11, Security Ownership of Certain Beneficial Owners and Management.


RECENT SALES OF UNREGISTERED SECURITIES

During the fourth quarter of 2002, the Company issued 516,575 shares of restricted common stock for proceeds of $27,500. The shares were sold at prices ranging between $0.04 and $0.08 per share in a private placement intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933. The shares were generally sold at a 20% discount to closing prices based on a five-day average prior to the sale.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

Since 1996, Technology Visions has focused on the development and use of its polymer-based Polymer Encapsulation Technology ("PET") System as a method for stabilizing and encapsulating various radioactive and toxic waste materials leading to a final waste form for disposal. During the past two years, Technology Visions has introduced GMENT, a specialized grout treatment and stabilization technology as a method for subsurface waste stabilization.

Technology Visions has completed customer-sponsored contracts for Lockheed Martin Idaho Technologies Company ("Lockheed") and Bechtel BWXT, in conjunction with the DOE, Idaho Operations Office, Idaho Falls, ID. The Idaho Falls site is one of many United States waste management sites containing one form or another of either radioactive, toxic and/or hazardous waste requiring cleanup processing. Technology Visions functions as a subcontractor to Lockheed and/or Bechtel BWXT and is paid a fixed fee for each contract, which must be completed within the designated time frame. Technology Visions is responsible for completing the test and evaluation tasks designated by the contractor. The contractor then submits a final report with recommendations to the DOE.

In May 1999, Lockheed awarded Technology Visions a test and evaluation contract to evaluate PET for disposal of actual pilot scale calcine waste. The contract was subsequently assigned to Bechtel BWXT, Idaho LLC. In September 1999, the contract was expanded and directed that PET be examined at maximum waste loading scenarios as a means for transporting high-level calcine wastes out of Idaho to an off-site smelter. In November 1999, testing of PET showed positive results for encapsulating calcine waste for both disposal at a permanent high-level waste disposal site and for transportation offsite. Bechtel BWXT Idaho LLC\INEEL's final report to the DOE also recommended that a pilot plant demonstration be conducted to test and evaluate engineering criteria, disposal parameters and product transportation scenarios. Other recommendations included encapsulation and mixing studies utilizing actual radioactive materials.

The test results of the Lockheed Martin Company and Bechtel testing and evaluation contracts demonstrates PET's potential in encapsulating radioactive waste. The marketing strategy is to build upon this potential in the government and private sectors where Technology Visions' system will be used in the containment of various radioactive and heavy metal wastes. Technology Visions plans to develop strategic relationships with prime contractors throughout the waste management industry.

To commercialize the PET technology and obtain governmental approval for its use, Technology Visions must complete the additional testing recommended in this report. Funding for the completion of this work is estimated by the company at $250,000. It is also estimated that once funding becomes available to begin this work, it will require 12 to 18 months to complete.

Currently, Technology Visions is focused on developing GMENT. GMENT is licensed exclusively to Technology Visions and is a trademark of Advanced Grout Systems. GMENT is a cementitous grout that contains proprietary materials, which not only stabilize certain wastes but also treat specific hazardous elements within the waste. It has been developed for use in the containment of buried mixed low-level radioactive mixed waste.

In June 2000, Bechtel awarded Technology Visions a contract to manage the testing and evaluation of certain in-situ grout candidate materials that were being considered by INEEL and Bechtel for the treatment of certain subsurface waste sites at the DOE site in Idaho Falls, Idaho. The contract was for a two-year, three-phase Treatability Study conducted by INEEL and Bechtel. Testing included Phase I Bench Testing, Phase II Field Implementability Testing, and Phase III Full-Scale Field Testing.

Phase I Bench Testing included rigorous laboratory testing protocol designed for choosing three grouts from six candidate grouts for use in Phase II Field Implementability testing. Data was also gathered during the bench-testing phase to support final monolith durability estimates and transport modeling efforts. Following the laboratory testing, GMENT was chosen as one of three candidate grout materials to continue to the Phase II Field Implementability Testing of the Treatability Study.

In April 2001, the Phase II Field Implementability Testing of the contract was conducted by Applied Geotechnical Engineering and Construction Company, Inc. ("AGEC") at a site located near Richland, Washington. Upon successful completion of this test phase, GMENT was chosen as the sole grout material selected to be used in the Phase III Full Scale Cold Test Pit Demonstration Project that was conducted in October 2001 at the DOE site in Idaho Falls, Idaho. GMENT was selected based on such factors as basic costs, ease of mixing and cleaning of the grout, minimized grout returns in creating a triplex column, and formation of the solid monoliths. Technology Visions, under an exclusive Trademark License and Technology Licensing Agreement with Advanced Grout Systems, Ltd., provided 95 tons of GMENT grouting material for Phase III. Site grouting was performed by AGEC. Testing results met all criteria established by state and federal regulatory agencies.

At the conclusion of Phase III, AGEC prepared and submitted to Bechtel BWXT Idaho, LLC, a report estimating the quantity of GMENT grout material to treat the areas under consideration to be approximately 24 million gallons. If the recommendation receives approval via a Record of Decision ("ROD") after review by federal and state authorities, Technology Visions could anticipate initiation of the project and revenues within 12 to 18 months.

The final report prepared for the DOE, Assistant Secretary for Environmental Management, Volume I, "Final Results Report, In-Situ Grouting Technology for Application in Buried Transuranic Waste Sites" was published in September 2002, by INEEL. Volume I summarized the technology and presents results of a two-year, three-phase treatability study conducted by the INEEL. The Company has received Volume I of the subject report and expects Volume II in April 2003, which is anticipated to give the results of analytical calculations on the long-term durability of monoliths created by in-situ grouting and on the long-term performance of a treated buried waste site.

In January 2002, Technology Visions entered into an exclusive Trademark License and Technology Licensing Agreement with Advanced Grout Systems, Ltd. The Agreement grants Technology Visions the exclusive right to manufacture, distribute, market, and sell any and all GMENT trademarked products. The Agreement expires in January 2027. Technology Visions pays a percentage royalty to Advanced Grouting Systems based on sales volume. The territorial rights granted to Technology Visions under the license include the United States of America and any other countries of the world (world-wide). Also, as part of the exclusive license, Technology Visions is granted first right of refusal for any additional trademark or non-trademark products developed by Advanced Grout Systems, Ltd. dealing with environmental remediation or waste management technologies.

Technology Visions believes that the approval of the GMENT material for the treatment and stabilization of buried low-level mixed waste in certain areas of the Subsurface Disposal Area (SDA) at the DOE site in Idaho Falls, Idaho, could provide initial and significant revenues for the Company. With the acceptance and approval of GMENT in Idaho, Technology Visions would aggressively pursue other waste sites identified in the United States with similar waste problems. Initial contacts have been made at two other DOE sites, based on the initial information disclosed in Volume I of the Idaho report, where GMET may have end use application.

In addition to its focus specifically on GMENT applications and the PET Technology, Technology Visions will continue to search out and acquire technologies or obtain licenses to use technologies that have multiple market applications in line with the Company's core expertise and know-how. The Company has expended time and effort in the analysis of several new technologies. As a result of its analysis, Technology Visions has identified technologies that may field commercially viable products suitable for related applications in the environmental cleanup market.

As with the development of any new technology, until a commercial product has been developed, purchased and utilized by a third party, the efficacy of the product is in question. But Technology Visions believes that based on the developments to date, the Company should anticipate a commercial product in the next 12 to 18 months after Volume II from the subject project is received. However, Technology Visions' ability to market existing technologies and to acquire new technologies may ultimately be limited by its lack of financial resources.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
---------------------------------------------------------------------

Technology Visions has not had any revenues since inception (January 1, 1995) through December 31, 2002. Accordingly, the Company has, and continues to be, a development-stage company. With any development-stage company of this nature there are inherent risks, which may prohibit Technology Visions from reaching commercial viability.

Technology Visions received $22,969 and $163,195 from the sale of GMENT, respectively, in the fiscal year ended December 31, 2002 and 2001 as part of the testing procedures. These amounts are included as other income in the accompanying financial statements. These sales represented the remaining tasks with the scope of work of the current Bechtel BWXT Idaho, LLC test and evaluation contract.

General and administrative expenses were $484,115 in the current fiscal year compared to $839,453 in the comparable period last year. The decline is due to the Company's costs cutting measures, as it continues to maintain minimal overhead. Included in such amounts are salaries accrued for two officers in the amount of $300,000 and $246,000, respectively, under the terms of their employment contracts.

During the current fiscal year, research and development costs for GMENT were $108,290 compared to $74,006 in fiscal year 2001. Of this amount, the Company incurred $72,000 of amounts owing for the final reports from the grout project. In addition, the Company purchased an exclusive licensing fee agreement for the sale and use of various products from Advanced Grout Systems, Ltd., an unrelated third party, for $30,000.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 2001 and 2002, Technology Visions incurred net losses of approximately $1,034,889 and $641,384, respectively. As of December 31, 2002, the Company had a stockholders' deficiency and a working capital deficiency of approximately $2,758,885 and $431,835, respectively. Also, the Company is in arrears with substantially all of its payables. The report of

Technology Visions' independent certified public accountants notes that Technology Visions is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders' deficiency at December 31, 2002 and these conditions raise substantial doubt about Technology Vision's ability to continue as a going concern.

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

Technology Visions is exploring additional sources of working capital including borrowing, sales of securities, joint ventures and licensing of technologies. Management believes that Technology Visions can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. However, there can be no assurances that management will be successful in obtaining adequate funding to complete development of its technology or that if any technology is fully developed, it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance.

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

In May 2002, Technology Visions entered into an agreement with the convertible debenture holders to redeem the debentures and cancel the 375,000 warrants. As part of this agreement, the holders converted $20,000 worth of principal into 500,000 shares of common stock, and the Company paid cash of $117,324, representing $110,000 in principal and $7,324 in interest.

Technology Visions does not expect to make any significant capital purchases in 2003, except for possible equipment for the PET or GMENT treatment systems.

ITEM 7.  FINANCIAL STATEMENTS

The Company's audited financial statements are listed in the Index to Financial Statements and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The following table sets forth information concerning the directors and executive officers of Technology Visions:


        NAME                    AGE                             TITLE
--------------------------------------------------------------------------------------------------
James B. Lahey                  68            Chairman of the Board of Directors, President, Chief
                                              Executive Officer, and Director
James A. Giansiracusa           54            Chief Operating Officer, Secretary, Chief Financial
                                              Officer and Director
Stephen V. Prewett              60            Vice-President-Technology Development and Director
Ian C. Gent                     61            Director
William N. Whelen, Jr.          65            Director


JAMES B. LAHEY became President and a director of Technology Visions in March 1995. From 1993 through 1994 he was President and Executive Vice President of Sensotron, Inc., which develops technologically advanced transducer products. From 1989 to 1992 he was Corporate Executive Vice President of W. S. Shamban & Co., a manufacturer of engineered sealing systems. He has previously held senior management positions with W.R. Grace & Co. and Ausimont U.S.A. Mr. Lahey holds a Bachelors degree in Civil Engineering from Manhattan College and is a registered professional engineer in New York.

JAMES A. GIANSIRACUSA has been the Secretary of Technology Visions since October 1993 and became Vice President-Operations in January 1994 and Chief Financial Officer and Chief Operating Officer in March 1997. Before joining Technology Visions, Mr. Giansiracusa was a Lieutenant Colonel in the United States Marine Corps where his duties included command billets in both aviation and infantry. He was also a consultant for Wackenhut Services International, an international security firm, from 1991 to 1992. During Mr. Giansiracusa's military service he, at times, was responsible for over 1,300 persons. Mr. Giansiracusa participated in strategic planning relative to many global scenarios. Mr. Giansiracusa holds a Master of Science degree in Systems Management from the University of Southern California.

IAN C. GENT has been a consultant to Technology Visions since September 1994. Mr. Gent became Chief Financial Officer and a director of Technology Visions in April 1995. Mr. Gent resigned as Chief Financial Officer in February 1997. He has provided advice in the areas of investment banking, corporate structuring, and organizational strategies. Mr. Gent has also assisted with securities compliance and investor relations. Between 1989 and 1994 he was Vice President and Director of the Canadian Commerce Group of Fleet Bank of New York, a member of the Fleet Financial Group. In January 1994 he became President and Chief Executive Officer of West Niagara Capital Corporation, a private Canadian merchant banking company specializing in technology and real estate consulting. During his 27 years in the securities and banking industries, he has held positions as Vice President, Merrill Lynch Royal Securities in Canada, Managing Director of a regional broker dealer, President and Chief Operating Officer of Southern Tier Gas Producers, and President and Chief Executive Officer of GDM Securities, a wholly owned subsidiary of Goldome Savings Bank. Mr. Gent has a Bachelor of Science in Business Administration from Ashland College, Ohio and has completed several advanced management and industry programs.

DR. STEPHEN V. PREWETT has been a consultant to Technology Visions since July 1994 and has provided technological assessment support, technology transfer guidance, and license agreement negotiations. He became Vice President-Technology Development in July 1994 and a director of Technology Visions in April 1995. Dr. Prewett has extensive nuclear industry experience and has served in a variety of positions with the Department of Energy, including Senior Nuclear Engineer from 1976 to 1982. Dr. Prewett was also Director of

Environmental Safety and Health and Manager of Environmental Affairs with Gen Corp, a multi-national manufacturing company from 1982 to 1984. Dr. Prewett's background includes market assessment, identifying teaming partners for new technology implementations, and strategy assessment to identify market trends and industry growth areas. Dr. Prewett received a Bachelor of Science in Applied Physics degree from East Carolina University, and Masters and Doctorate degrees from Virginia Polytechnic Institute in Nuclear Science and Engineering.

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

All directors hold office until the next annual meeting of the stockholders and until their successors have been elected and qualified. The board of directors elects officers annually. There are no family relationships between any of the Technology Visions' directors and officers. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person has been elected or nominated as a director or executive officer.

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

Based solely upon a review of the copies of the forms furnished to Technology Visions and information involving securities transactions of which Technology Visions is aware, Technology Visions is aware of two officers and directors who failed to timely file reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2002. James A. Giansiracusa, Chief Operating Officer, Chief Financial Officer, Secretary and director of the company, failed to timely file a Form 4 for an acquisition of 2,500,000 shares from the company in February 2002. James Lahey, President, Chief Executive Officer and director of the company, failed to timely file a Form 4 for an acquisition of 2,500,000 shares from the company in February 2002. Both Form 4s were subsequently filed. Mr. Lahey also failed to timely file Form 4 to report two sales of 571,428 shares, respectively, on November 1, 2002. Mr. Lahey timely filed a Form 5 on February 10, 2002 to report this transaction. Both Mr. Lahey and Mr, Giansiracusa have failed to file Form 4s for their acquisition of options to purchase 100,000 shares in January 2002 under the terms of their employment agreements with the company. These Forms are being prepared at this time.

ITEM 10.  EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table presents, for each of the last three fiscal years, the annual compensation earned by the chief executive officer and the most highly compensated executive officers of Technology Visions for the three fiscal years ended December 31, 2002:

                                 TABLE 1. SUMMARY COMPENSATION TABLE

          Name and
         Principal                                                      Other Annual  Securities Underlying
          Position           Year          Salary             Bonus     Compensation    Options/SARS
-----------------------------------------------------------------------------------------------------------
James B. Lahey               2002        $ 150,000 (1)       $    -      $      -      100,000 shares (4)
CEO, President               2001        $ 120,000 (2)       $    -      $      -                  -
                             2000        $ 120,000 (2)       $    -      $      -                  -

James A. Giansiracusa        2002        $ 150,000 (1)       $    -      $      -      100,000 shares (4)
COO, CFO,                    2001        $ 132,000 (3)       $    -      $      -                  -
Secretary                    2000        $ 132,000 (3)       $    -      $      -                  -


----------------
(1) These amounts have not been paid. Mr. Lahey and Mr. Giansiracusa have agreed to defer their compensation in favor of the company's operations and progress.
(2) These amounts have not been fully paid. At December 31, 2002, Mr. Lahey was owed $800,500 for unpaid salary. As authorized by his employment contract with the company, Mr. Lahey converted $75,000 of unpaid salary into common stock at a rate of $.03 per share into 2,500,000 shares.
(3) These amounts have not been fully paid. At December 31, 2002, Mr. Giansiracusa was owed $629,385 for unpaid salary. As authorized by his employment contract with the company, Mr. Giansiracusa converted $75,000 of unpaid salary into common stock at a rate of $.03 per share into 2,500,000 shares.
(4) Under the employment agreements with Mr. Lahey and Mr. Giansiracusa, a total of 200,000 option shares with an exercise price of $.05 per share were granted to the officers. The options were valued at $2,600.

                           TABLE 2. OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                         (Individual Grants)

                          Number of Securities     Percent of total
                               Underlying        options/SARs granted
                              Options/SARs        to employees in the   Exercise or base  Market price on     Expiration
          Name                 Granted (#)          last fiscal year      price ($/Sh)     date of grant         Date
------------------------- ---------------------- ---------------------  ----------------  ---------------  ----------------
James B. Lahey, CEO and                                                                                    January 1, 2007
       President                 100,000                  50%               $.05              $.07
------------------------- ---------------------- ---------------------  ----------------  ---------------  ----------------
 James A. Giansiracusa,
 COO, CFO and Secretary          100,000                  50%               $.05              $.07         January 1, 2007
------------------------- ---------------------- ---------------------  ----------------  ---------------  ----------------


EMPLOYMENT AGREEMENTS

On January 1, 2002, the Company renewed its employment agreements with its current officers, James Lahey and James Giansiracusa. The two agreements provide for annual salaries of $150,000 each, expire January 1, 2004, and provide for automatic annual renewals thereafter. In addition to the salaries, the agreement grants each officer 50,000 shares of Series A Convertible Preferred stock and 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire January 1, 2007. A total of 200,000 option shares were granted to the officers during the year and $2,600 was recorded as additional compensation based on the difference between the market price and the exercise price at the date of grant. The Series A Convertible Preferred stock has not been issued.

2002 NON-QUALIFIED STOCK COMPENSATION PLAN
------------------------------------------

In 2002, the Board of Directors adopted the 2002 Non-Qualified Stock Compensation Plan (the "Stock Plan") as a method for Technology Visions to compensate key employees, advisors and consultants by issuing them shares of its capital stock or options to purchase shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the Company's cash resources. The Board of Directors reserved five million (5,000,000) shares of its $.001 par value common stock for issuance under the Stock Plan. Options to purchase 100,000 shares of common stock at an exercise price of $.05 per share have been issued to James Giansiracusa and James Lahey, respectively, under the Stock Plan.

COMPENSATION OF DIRECTORS

Outside non-officer directors receive $500 for each director's meeting physically attended, plus out-of-pocket expenses incurred in connection with attending these meetings.

The compensation of officers and directors is subject to review and adjustment from time to time by the Board of Directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2002, information regarding shares of common stock owned by (a) each person known by management to beneficially own more than 5% of the outstanding common stock, (b) each of Technology Visions' directors, and (c) all executive officers and directors of Technology Visions as a group:


     Name and Address of                  Amount and Nature of             Percent of Outstanding
     Beneficial Owner                   Beneficial Shares Owned                    Ownership
     ----------------                   -----------------------                    ---------

Officers and Directors:
-----------------------
     James B. Lahey (1)                     2,477,144                               4%
       Carlsbad Research Center
       5950 La Place Court, Suite 155
       Carlsbad, CA 92008
     James A. Giansiracusa (1)              2,195,667                               4%
       Carlsbad Research Center
       5950 La Place Court, Suite 155
       Carlsbad, CA 92008
     Ian C. Gent                              550,000                              <1%
       Carlsbad Research Center
       5950 La Place Court, Suite 155
       Carlsbad, CA 92008
     Stephen V. Prewett                       600,000                              <1%
       Carlsbad Research Center
       5950 La Place Court, Suite 155
       Carlsbad, CA 92008
     William N. Whelen, Jr.)                  650,000                               1%
       Carlsbad Research Center
       5950 La Place Court, Suite 140
       Carlsbad, CA 92008
     All Officers and Directors as a group
       (5 persons)                          6,472,811                              11%


Others:
-------
     Ruth P. Brittingham                    5,022,292                               8%
     O. G. Sansone & Colleen Sansone        5,543,603                               9%
     Richard Benveniste                     5,204,038                               9%

-------------------------
(1) Includes 100,000 shares underlying options at an exercise price of $.05 per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                       NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE
                                   NUMBER OF SECURITIES                                 FOR FUTURE ISSUANCE
                                     TO BE ISSUED UPON          WEIGHTED-AVERAGE            UNDER EQUITY
                                        EXERCISE OF             EXERCISE PRICE OF       COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS        WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
         PLAN CATEGORY                      (a)                        (b)                        (c)
--------------------------        ---------------------       --------------------    ------------------------
Equity compensation
plans approved by
security holders                         None                          None                    None

Equity compensation
Plans not approved by
Security holders                         600,000                      $ 0.29                  4,800,000
                                      ----------                      ------                -----------

Total                                    600,000                      $ 0.29                  4,800,000



2002 NON-QUALIFIED STOCK COMPENSATION PLAN

In 2002, the Board of Directors adopted the 2002 Non-Qualified Stock Compensation Plan (the "Stock Plan") as a method for Technology Visions to compensate key employees, advisors and consultants by issuing them shares of its capital stock or options to purchase shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the Company's cash resources. The Board of Directors reserved five million (5,000,000) shares of its $.001 par value common stock for issuance under the Stock Plan. Options to purchase 200,000 shares at an exercise price of $.05 have been granted under the Plan to James B. Lahey and James A. Giansiracusa, officers of the Company. As of December 31, 2002, these options remain unexercised.

Administration and Eligibility
------------------------------

The Stock Plan is administered by a Compensation Committee ("Committee") appointed by the Board or in the absence of a Committee, by the Board itself. Employees, directors, officers, consultants, advisors and other persons associated with the Company are eligible to receive common stock and options under the Stock Plan. The Committee determines, among other things, who is eligible to receive common stock and/or stock options, the number of shares granted or subject to an option, the time at which common stock is issued or an option is granted, the duration of an option and the exercise price of an option. The Committee has the right to adopt or rescind rules for the administration of the Stock Plan, correct defects and omissions in, reconcile inconsistencies, and construe the Stock Plan. The Committee may only grant common stock or stock options to a stockholder pursuant to a written agreement between the stockholder and the company, which includes such terms and conditions as required by the Board or Committee.

Amendment and Termination
-------------------------

The Board may at any time, and from time to time, suspend or terminate the Stock Plan in whole or in part or amend it from time to time in such respects as the Board may deem appropriate and in the best interest of the company. All grants must be within ten years from the date the Stock Plan is approved or adopted by the stockholders.

Payment of Exercise Price
-------------------------

Payment of the option price on exercise of stock options may be made in cash, shares of common stock of the company or a combination of both, as determined by the Committee.

Tax Treatment To The Recipients
-------------------------------

The common stock is not qualified under Section 401(a) of the Internal Revenue Code. The recipients, therefore, will be required for federal income tax purposes to recognize compensation during the taxable year of issuance unless the shares are subject to a substantial risk of forfeiture. Accordingly, absent a specific contractual provision to the contrary, the recipients will receive compensation taxable at ordinary rates equal to the fair market value of the shares on the date of receipt since there will be no substantial risk of forfeiture or other restrictions on transfer. If, however, the recipients receive shares of common stock pursuant to the exercise of an option or options at an exercise price below the fair market value of the shares on the date of exercise, the difference between the exercise price and the fair market value of the stock on the date of exercise will be deemed compensation for federal income tax purposes. The recipients are urged to consult each of their tax advisors on this matter. Further, if any recipient is an "affiliate," Section 16(b) of the Exchange Act is applicable and will affect the issue of taxation.

Tax Treatment To The Company
----------------------------

The amount of income recognized by any recipient hereunder in accordance with the foregoing discussion will be a tax-deductible expense by Technology Visions for federal income tax purposes in the taxable year of Technology Visions during which the recipient recognizes income.

INDIVIDUAL COMPENSATION ARRANGEMENTS

In 2000, Technology Visions entered into a consulting agreement with Richard O. Weed, an attorney, for legal services. In connection with this agreement, the company granted Mr. Weed an option to purchase 150,000 shares of common stock at an exercise price of $.45 per share. These options expire December 31, 2004. In February 2002, for further compensation, Mr. Weed was granted an additional option to purchase 250,000 shares of common stock at an exercise price of $.15 per share. These options expire February 7, 2005. As of December 31, 2002, these options remain unexercised.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 27, 1997, Technology Visions entered into an installment loan agreement with an individual shareholder, Ruth Brittingham, to borrow $300,000, payable in $100,000 installments on May 27, 1997, September 5, 1997 and December 3, 1997. As of December 31, 1998, the shareholder had advanced Technology Visions $299,500 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan agreement provides for a minimum semi-annual interest payment of $6,000 commencing December 6, 1997, which was paid in January 1998. Technology Visions has defaulted on its remaining semi-annual interest payments totaling $189,250. The installment note is collateralized by Technology Visions' rights, titles and patents, to a technology known as the Polymer Encapsulation Technology. On April 15, 2002, Ms. Brittingham entered into a standstill agreement with Technology Visions in which she agreed to forbear any collection of this debt until December 31, 2003.

On March 24, 1999, Ruth Brittingham advanced Technology Visions $60,000. The loan bears an interest rate of 10% per annum and had an original maturity date of November 5, 1999. Accrued interest on this loan totaled $22,500 as of December 31, 2002. On April 15, 2002, Ms. Brittingham entered into a standstill agreement with Technology Visions in which she agreed to forbear any collection of this debt until December 31, 2003.

As of December 31, 2002, James Lahey and James Giansiracusa, officers of the company advanced the company a total of $193,341 for funding the continuing operations of the company. The loans bear interest between 8% and 10% per annum and are convertible into common stock at a 20% discount to the average five-day market price prior to the conversion date. Accrued interest on these loans totals $75,049 as of December 31, 2002. In April 2002, the officers agreed to forbear any collection of this debt until December 31, 2003.

In April 2002, James Lahey, James Giansiracusa, and Stephen Prewett, a former officer of the Company, agreed to waive any default resulting from unpaid amounts due to them for compensation effective until December 31, 2003. At that time, the Board of Directors approved accruing interest on all unpaid salary beginning with salaries accrued in the year ending December 31, 2001, at 8% per annum and going forward. Accrued officer's compensation unpaid at December 31, 2002 totaled $1,549,835, and accrued interest totaled $38,282. The accrued compensation is convertible into common stock discounted 10% at $0.32 per share for compensation earned through 2000, at $0.05 and $0.14 per share in 2001 and 2002, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

(3)(i)      Articles of Incorporation. (1)
   (ii)     Certificate of Amendment to Articles of Incorporation. (3)
   (iii)    Amended and Restated By-laws. (1)
(4.1)       Form of Common Stock Certificate of Orbit Technologies, Inc. (1)
(4.2)       Certificate of Determination of the Rights and Preferences of
              Preferred Stock of Orbit Technologies, Inc. (1)
(10.9)      2002 Non-Qualified Stock Option Plan (2)
(10.10)     Employment Agreement with James B. Lahey
(10.11)     Employment Agreement with James A. Giansiracusa
(10.12)     Trademark License and Technology Agreement with Advanced Grout
            Systems, Ltd (3)
(10.13)     Fee Agreement for Professional Services with Richard O. Weed (2)(4)
(99.1)      Certification-CEO
(99.2)      Certification-CFO

----------------

Note: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

(1) Previously filed as part of the Form 10-SB filed in May 1995 and amendments thereto which are hereby incorporated by reference.
(2) Previously filed as an exhibit to Technology Visions' Form S-8 filed February 22, 2002 (File No. 333-83192)
(3) Previously filed as part of the Form 10-KSB for the Period Ending December 31, 2001.
(4) Previously filed as an exhibit to Technology Visions' Form S-8 filed November 1, 2000 (File No. 333-49220)

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14.  CONTROLS AND PROCEDURES

(a) The Chief Executive Officer and the Chief Financial Officer have within 90 days of the filing date of this annual report made an evaluation of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, as amended). In their opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in Technology Visions' disclosure controls and procedures.

(b) There have been no significant changes in Technology Visions' internal controls or in other factors that could significantly affect these controls since the last evaluation.


             (The remainder of this page left intentionally blank.)

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Technology Visions Group, Inc.


Date:  April 7, 2003                By:   /S/ JAMES B. LAHEY
                                          ----------------------------------
                                    Name:    James B. Lahey
                                    Title:   Chief Executive Officer
                                             Chairman of the Board of Directors


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         NAME                                   TITLE                          DATE
-----------------------------------------------------------------------------------------

/S/ JAMES B. LAHEY                 Chief Executive Officer and             April 7, 2003
----------------------------       Chairman of the Board (Chief
James B. Lahey                     Executive Officer)


/S/ JAMES A. GIANSIRACUSA          Chief Operating Officer, Chief          April 7, 2003
----------------------------       Financial Officer (Chief
James A. Giansiracusa              Financial and Accounting
                                   Officer), Secretary, and Director


/S/ IAN C. GENT                    Director                                April 7, 2003
----------------------------
Ian C. Gent


/S/ STEPHEN V. PREWETT             Director                                April 7, 2003
----------------------------
Stephen V. Prewett


/S/ WILLIAM N. WHELEN              Director                                April 7, 2003
----------------------------
William N. Whelen, Jr.


                                 Certifications


I, James B. Lahey, Chief Executive Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of Technology Visions
Group.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003
/s/James B. Lahey

Chief Executive Officer

I, James A. Giansiracusa, Chief Financial Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of Technology Visions
Group.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003
/s/James A. Giansiracusa

Chief Financial Officer

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


Description                                                                 Page
-----------                                                                 ----

Independent Auditors' Report.................................................F-2

Balance Sheet as of December 31, 2002........................................F-3

Statements of Operations for the Years Ended December 31, 2002 and 2001,
  and for the Period from Inception, January 1, 1995 through
  December 31, 2002..........................................................F-4

Statements of Stockholders' Deficit for the Period from Inception,
   January 1, 1995 through December 31, 2000, and for the Years Ended
   December 31, 2002 and 2001................................................F-5

Statements of Cash Flows for the Years Ended December 31, 2002 and 2001,
   and for the Period from Inception, January 1, 1995 through
   December 31, 2002.........................................................F-8

Notes to Financial Statements...............................................F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders of
Technology Visions Group, Inc.

We have audited the accompanying balance sheet of Technology Visions Group, Inc., a development-stage company as of December 31, 2002, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2002, and from the period from inception, January 1, 1995 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Visions Group, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2002, and for the period from inception, January 1, 1995, through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is a development-stage company with no revenues from its intended operations, has recurring losses, and has a working capital deficiency of $431,835 and stockholders' deficiency of $2,758,885 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               /s/ McKennon, Wilson & Morgan LLP
Irvine, California
March 28, 2003

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2002

                                     ASSETS

Cash                                                              $     28,314
Prepaid expenses                                                         2,255
                                                                  -------------

      Total current assets                                              30,569

Property and equipment, net of accumulated depreciation
      of $111,274                                                        4,171
Patents, net of accumulated amortization of $13,860                     16,737
Other assets                                                             4,800
                                                                  -------------

      Total assets                                                $     56,277
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                  $    357,404
Accrued expenses                                                        24,000
Current portion of notes payable to officers                            81,000
                                                                  -------------

      Total current liabilities                                        462,404

Accrued interest to related parties                                    286,800
Notes payable to related parties                                       477,841
Accrued officers and directors compensation                          1,588,117
                                                                  -------------

      Total liabilities                                              2,815,162

Commitments and contingencies (Note 7)                                      --

Stockholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized;
      none issued and outstanding                                           --
Common stock, $.001 par value; 100,000,000 share authorized;
      60,985,852 issued and outstanding                                 60,985
Additional paid-in-capital                                          14,531,157
Accumulated deficit                                                (17,351,027)
                                                                  -------------

      Total stockholders' deficit                                   (2,758,885)

      Total liabilities and stockholders' deficit                 $     56,277
                                                                  =============


              See accompanying notes to these financial statements.


                                   Technology Visions Group, Inc.
                                    (A Development Stage Company)
                                      Statements of Operations

                                                                                      For the period
                                                                                      from Inception,
                                                                                      January 1, 1995
                                                      For the Year Ended                  through
                                                          December 31,                  December 31,
                                                     2001               2002               2002
                                                 -------------      -------------      -------------
Revenues                                         $         --       $         --       $         --

Costs and expenses:
      Research and development                         74,006            108,290            685,507
      General and administrative expenses             839,453            484,115          6,451,412
      Compensatory element of stock options                --              5,850          2,258,660
      Loss from litigation settlement, net                 --                 --            476,350
      Impairment of fixed assets                           --                 --            223,064
                                                 -------------      -------------      -------------
Operating loss                                       (913,459)          (598,255)       (10,094,993)

Other income and (expenses):
      Interest income                                      --              1,168              1,168
      Gain from reduction in debt                     274,250             31,632          1,298,272
      Interest expense                               (563,480)           (98,898)        (1,732,080)
      Other income                                    167,800             22,969            717,139
      Impairment of patent                                 --                 --            (40,540)
      Financing costs                                      --                 --           (383,600)
      Debt conversion expense                                                 --           (155,343)
                                                 -------------      -------------      -------------
Net loss                                         $ (1,034,889)      $   (641,384)      $(10,389,977)
                                                 =============      =============      =============


Basic and dilutive net loss per share            $      (0.03)      $      (0.01)
                                                 =============      =============

Weighted average number
      of shares outstanding                        41,166,031         57,292,035
                                                 =============      =============

                        See accompanying notes to these financial statements.


                                             Technology Visions Group, Inc.
                                              (A Development Stage Company)
                                           Statements of Stockholders' Deficit
                        For the Period from Inception, January 1, 1995 through December 31, 2000,
                                     For the Years Ended December 31, 2002 and 2001


                                                                                                   Unearned       Notes
                                                                                                 Compensation   Receivable
                                                  Common Stock          Additional                   and      From Issuance
                                                 -------------           Paid-in     Accumulated   Finance       of Common
                                               Shares       Amount       Capital       Deficit     Charges        Stock    Total
                                               -------------------------------------------------------------------------------------
 Balances at January 1, 1995                   17,176,867  $ 171,769  $  5,903,191  $ (6,961,050) $      --   $     --  $  (886,090)
 Amortization of unearned compensation                 --         --            --            --    720,000         --      720,000
 Compensatory element of stock options                 --         --     2,119,476            --   (720,000)        --    1,399,476
 Amortization of unearned financing fees               --         --            --            --    301,000         --      301,000
 Cancellation of shares per litigation
        agreement                              (6,066,830)   (60,668)       60,668            --         --         --           --
 Cancellation of stock for non-payment
        of note receivable                       (260,000)    (2,600)           --            --         --      2,600           --
 Debt conversion expense                               --         --       227,441            --         --         --      227,441
 Exercised stock options                          640,000        640         5,760            --         --     (3,400)       3,000
 Issuance of stock for cash                     2,044,965     11,044       447,566            --         --         --      458,610
 Issuance of stock and options in exchange
       for notes payable,  related accrued
       interest, and cancelled stock            1,110,291      1,110       442,080            --         --         --      443,190
 Issuance of stock as additional
       consideration for loan                     300,000      3,000        39,750            --    (42,750)        --           --
 Issuance of stock for accounts payable           115,623        116        58,422            --         --         --       58,538
 Issuance of stock for accrued expenses            19,318         19         3,481            --         --         --        3,500
 Issuance of stock for accrued interest             2,500          3           497            --         --         --          500
 Issuance of stock for consulting services        517,765        518       101,453            --         --         --      101,971
 Issuance of stock for conversion of  notes
       payable and accrued interest            14,702,027    133,842     2,210,363            --         --         --    2,344,205
 Issuance of stock for financing fees             575,000      5,750       252,500            --   (258,250)        --           --
 Issuance of stock for payment of debt            200,000      2,000        48,000            --         --         --       50,000
 Issuance of stock for settlement of
       convertible promissory notes             1,335,543     13,356       (13,356)           --         --         --           --
 Issuance of stock in connection with
       compensatory obligations                   835,000      8,350       161,050            --         --         --      169,400
 Issuance of stock in settlement of litigation  3,021,176     30,212       246,138            --         --         --      276,350


                                  See accompanying notes to these financial statements.


                                             Technology Visions Group, Inc.
                                              (A Development Stage Company)
                                           Statements of Stockholders' Deficit
                        For the Period from Inception, January 1, 1995 through December 31, 2000,
                                     For the Years Ended December 31, 2002 and 2001


                                                                                                   Unearned       Notes
                                                                                                 Compensation   Receivable
                                                  Common Stock          Additional                   and      From Issuance
                                                 -------------           Paid-in     Accumulated   Finance       of Common
                                               Shares       Amount       Capital       Deficit     Charges        Stock     Total
                                               -------------------------------------------------------------------------------------
 Payments received on notes receivable
       from stockholders                               --         --            --            --         --      6,360        6,360
 Satisfaction of notes receivable in exchange
        for servicess                                  --         --            --            --         --      8,334        8,334
 Shares issued under non-statutory plan         1,117,727     11,177            --            --         --    (11,044)         133
 Shares issued under stock incentive
       option plan                                 12,500        125         6,125            --         --     (6,250)          --
 Stock awarded to directors and officers        2,400,000      2,400       381,600            --         --         --      384,000
 Stock awarded to employee                        125,000        125        19,875            --         --         --       20,000
 Stock option issued in connection with
       consulting agreement                            --         --        20,000            --         --         --       20,000
 Value assigned to beneficial conversion
       features of convertible debt                    --         --       294,250            --         --         --      294,250
 Value assigned to stock options
       issued for services                             --         --        24,000            --         --         --       24,000
 Value assigned to warrants issued under
       December 28, 2000 debt offering                 --         --        93,750            --         --         --       93,750
 Adjust par value to $.001 from $.01                   --   (292,363)      292,363            --         --         --           --
 Cancellation of shares outstanding              (284,680)      (285)          285            --         --         --           --
 Net loss from Inception January 1, 1995
       to December 31, 2000                            --         --            --    (8,713,704)        --         --   (8,713,704)

                                               -------------------------------------------------------------------------------------
       Balances at December 31, 2000           39,639,792     39,640    13,446,728    15,674,754         --     (3,400)  (2,191,786)


                                  See accompanying notes to these financial statements.


                                             Technology Visions Group, Inc.
                                              (A Development Stage Company)
                                           Statements of Stockholders' Deficit
                        For the Period from Inception, January 1, 1995 through December 31, 2000,
                                     For the Years Ended December 31, 2002 and 2001


                                                                                                   Unearned       Notes
                                                                                                 Compensation   Receivable
                                                  Common Stock          Additional                   and      From Issuance
                                                 -------------           Paid-in     Accumulated   Finance       of Common
                                               Shares       Amount       Capital       Deficit     Charges        Stock    Total
                                               -------------------------------------------------------------------------------------
       Balances at December 31, 2000           39,639,792  $  39,640  $ 13,446,728  $(15,674,754) $      --   $ (3,400) $(2,191,786)

 Value assigned to stock options
       issued for consulting services                  --         --        22,000            --         --         --       22,000
 Issuance of stock for consulting services         26,786         26         3,723            --         --         --        3,749
 Issuance of stock for cash                       572,916        573        79,427            --         --         --       80,000
 Issuance of stock for conversion of
       convertible debentures and accrued
       interest                                 4,985,500      4,986       259,039            --         --         --      264,025
 Issuance of stock for director's services      1,300,000      1,300       244,700            --         --         --      246,000
 Exercised stock options                          100,000        100           900            --         --         --        1,000
 Net loss for the year                                 --         --            --    (1,034,889)        --         --   (1,034,889)
                                               -------------------------------------------------------------------------------------
       Balances at December 31, 2001           46,624,994     46,625    14,056,517   (16,709,643)        --     (3,400)  (2,609,901)

 Issuance of stock for cash                     6,640,384      6,640       236,360            --         --         --      243,000
 Issuance of stock for consulting services        100,000        100         6,900            --         --         --        7,000
 Issuance of stock for conversion of
       convertible debentures and accrued
       interest                                 1,120,474      1,120        32,530            --         --         --       33,650
 Issuance of stock for licensing agreement      1,000,000      1,000        29,000            --         --         --       30,000
 Issuance of stock for legal services             500,000        500        19,000            --         --         --       19,500
 Issuance of stock for accrued compensation     5,000,000      5,000       145,000            --         --         --      150,000
 Value assigned to stock options
       issued for services                             --         --         5,850            --         --         --        5,850
 Write off Note Receivable - Stock                     --         --            --            --         --      3,400        3,400
 Net loss for the year                                 --         --            --      (641,384)        --         --     (641,384)
                                               -------------------------------------------------------------------------------------
       Balances at December 31, 2002           60,985,852  $  60,985  $ 14,531,157  $(17,351,027) $      --   $     --  $(2,758,885)
                                               =====================================================================================


                                  See accompanying notes to these financial statements.


                                        Technology Visions Group, Inc.
                                         (A Development Stage Company)
                                           Statements of Cash Flows

                                                                                          Inception,
                                                                                        from January 1,
                                                                 For the Years           1995 through
                                                               Ended December 31,        December 31,
                                                              2001           2002            2002
                                                          -------------  -------------  -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $ (1,034,889)  $   (641,384)  $(10,389,977)
     Adjustments to reconcile net loss to net cash
        Used in operating activities:
     Depreciation and amortization                               3,122          4,707        152,264
     Amortization of deferred finance costs                    462,506             --        851,350
     Gain from reduction of debt                              (274,250)       (31,632)    (1,373,643)
     Common stock issued for services rendered                  25,749          7,000        202,620
     Common stock issued for licensing agreement                    --         30,000         30,000
     Compensatory element of common stock and options          246,000          5,850      2,933,660
     Impairment of patent                                           --             --         40,540
     Impairment of fixed assets                                     --             --        223,064
     Write-off shareholder loans                                    --             --       (200,466)
     Loss on litigation settlement                                  --             --        526,350
     Loss on disposal of fixed assets                               --             --          4,377
     Notes issued in settlement of consulting fees                  --             --        274,250
     Debt conversion expense                                        --             --        155,343
     Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable            (152,674)       152,674             --
        Decrease (increase) in prepaid expenses                     --         (2,256)        22,215
        (Increase) in deposits                                      --             --         (3,412)
        Increase (decrease) in accounts payable and                 --             --
            accrued expenses                                   446,680        236,383      3,208,631
        (Decrease) in due to shareholders                                                    (16,234)
                                                          -------------  -------------  -------------
     Net cash used in operating activities                    (277,756)      (238,658)    (3,359,068)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                                      --             --       (245,845)
     Costs of licenses and patents                                  --             --        (54,550)
                                                          -------------  -------------  -------------
     Net cash used in investing activities                          --             --       (300,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                         80,000        243,000        781,743
     Proceeds from issuance of convertible debenture                --             --        375,000
     Payments on debenture notes                                    --       (110,000)      (110,000)
     Notes payable, net                                        (10,000)        71,000      2,793,160
     Deferred finance charges                                       --             --       (175,350)
     Proceeds from exercise of stock options                     1,000             --          3,000
     Repayment of notes receivable from stockholders                --             --          6,360
                                                          -------------  -------------  -------------
     Net cash provided by (used in) financing activities        71,000        204,000      3,673,913
NET INCREASE (DECREASE) IN CASH                               (206,756)       (34,658)        14,450
CASH AT BEGINNING OF PERIOD                                    269,728         62,972         13,864
                                                          -------------  -------------  -------------
CASH AT END OF PERIOD                                     $     62,972   $     28,314   $     28,314
                                                          =============  =============  =============

SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Interest                                          $         --   $      7,902   $    119,396
                                                          =============  =============  =============
        Taxes                                             $         --   $      5,819   $      5,819
                                                          =============  =============  =============

                             See accompanying notes to these financial statements.


                                        Technology Visions Group, Inc.
                                         (A Development Stage Company)
                                     Statements of Cash Flows (continued)

                                                                                         Inception,
                                                                                       from January 1,
                                                                 For the Years          1995 through
                                                              Ended December 31,         December 31,
                                                             2001            2002            2002
                                                         -----------     -----------     -----------
Non-cash Financing Activities:
Value of shares issued in connection
    with compensatory obligations                        $  246,000      $  150,000      $  919,400
                                                         ===========     ===========     ===========
Value of stock issued for
    conversion of notes payable                          $  264,025      $   20,000      $2,054,653
                                                         ===========     ===========     ===========
Accrued interest converted to common stock               $       --      $   13,650      $   53,473
                                                         ===========     ===========     ===========
Value of shares paid to satisfy accounts payable         $       --      $   19,500      $   78,038
                                                         ===========     ===========     ===========
Assets acquired through a capital lease                  $    7,126      $       --      $    7,126
                                                         ===========     ===========     ===========
Value of shares issued for consulting services           $    3,749      $    7,000      $  555,910
                                                         ===========     ===========     ===========
Value assigned to stock options issued for services      $   22,000      $    5,850      $   71,850
                                                         ===========     ===========     ===========
Value of stock issued for licensing agreement            $       --      $   30,000      $   30,000
                                                         ===========     ===========     ===========
Write-off of note receivable - stock                     $       --      $    3,400      $    3,400
                                                         ===========     ===========     ===========
Value of shares issued for settlement
    of convertible promissory  notes                     $       --      $       --      $  534,235
                                                         ===========     ===========     ===========
Value of shares issued for settlement of litigation      $       --      $       --      $   51,250
                                                         ===========     ===========     ===========
Value of stock issued in exchange for
    note receivable                                      $       --      $       --      $   17,294
                                                         ===========     ===========     ===========
Value of shares issued to satisfy accrued expenses       $       --      $       --      $   53,500
                                                         ===========     ===========     ===========
Value of shares issued as additional
    consideration for loan                               $       --      $       --      $   42,750
                                                         ===========     ===========     ===========
Reduction of notes payable and accrued
    interest due to litigation                           $       --      $       --      $   60,000
                                                         ===========     ===========     ===========
Satisfaction of notes receivable in
    exchange for services                                $       --      $       --      $    8,334
                                                         ===========     ===========     ===========

                             See accompanying notes to these financial statements.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

Technology Visions Group, Inc. (the "Company") was incorporated in the State of Delaware on April 29, 1985. In March 1995, the management resigned and new management commenced a new direction of the Company. For financial reporting purposes, inception is defined as January 1, 1995. Prior to December 22, 2000, the Company's name was Orbit Technologies, Inc. The Company's business plan focuses on applied research and development of new and innovative technologies, engineering ideas, methods, and processes that hold the potential to become commercially viable products or processes. Once a product or process receives commercial validation through an outside or third party, it is the Company's intention to either spin it off as a separate business entity, or license or sell to an affiliated or unaffiliated entity that, at that time, becomes responsible for the production, marketing and sales of such products or services. The Company's technologies are undergoing certain feasibility studies and/or actual field tests and evaluations in the area of the treatment and stabilization of buried low-level mixed radioactive waste. To date, the Company has not commercialized any of its technologies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. Prior to inception, the Company had losses accumulating to $6,961,050. The Company, since inception has suffered losses accumulating to $10,389,977 through December 31, 2002. As of December 31, 2002, the Company had a stockholders' deficit and a working capital deficit of approximately $2,758,885 and $431,835, respectively. The Company is in arrears with certain payables and accrued liabilities. During the fiscal year ended December 31, 2002, the Company raised $243,000 from the sale of restricted common stock. The Company requires additional funds to continue research and development efforts and to complete the necessary work to commercialize its technologies. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, completion of research and development and the successful marketing of its technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to explore additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. Management is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. There can be no assurance that management will be successful in its efforts to raise capital sufficient to fund its working capital requirements or to convert debts into common stock during the next twelve months.

These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Development-Stage Company
-------------------------

The Company is considered a development-stage company, with no operating revenues from the license of commercially viable technologies during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS No. 7 requires companies to report their operations, shareholders

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 1995, near the date management control was obtained. Since inception, the Company has incurred operating losses totaling $10.4 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company's working capital has been generated through the sales of common stock and debt. In addition, significant research and development costs to develop technologies have been expended since inception. Management has provided financial data since January 1, 1995 "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

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

Fair Value of Financial Instruments
-----------------------------------

Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments," requires companies to report information, which pertains to the Company's financial instruments.

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

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


Management believes related party payables cannot be assessed since there is no readily attainable fair value.

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

Revenue Recognition
-------------------

In December 1999, the Securities and Exchange Commission released SAB No. 101, "Revenue Recognition in Financial Statements," providing the staff's views in applying accounting principles generally accepted in the United States to selected revenue recognition issues. The Company recognizes revenue from hardware and professional services rendered once all of the following criteria for revenue recognition has been met:

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

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


Customer-Sponsored Test and Evaluation
--------------------------------------

Under two contracts with prime contractors, the Company received proceeds of $23,000 and $163,195 during 2002 and 2001, respectively, to finance costs related to testing and evaluation of its products. The amounts received under these contracts have been reflected as an incidental income in the accompanying financial statements.

Stock-Based Compensation
------------------------

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for its stock-based compensation involving employee arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with the provisions of SFAS No. 123, the Company discloses the pro forma effects of accounting for these arrangements using the Black-Scholes valuation model to determine fair value as supplemental disclosure. Stock options and warrants issued to non-employees are accounted for under the fair value method as required by SFAS No. 123 and EITF 00-27. Interpretation No. 44 of APB No. 25 clarifies certain transactions affecting employees.

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

Incremental Shares
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, which were not included in the computation of diluted per share information because to do so would have been anti-dilutive as of December 31, 2002, consist of the following:

                                                           Number of Potential
                                                            Additional Common
                                                                Shares
                                                            --------------

Notes payable to related parties                                4,377,792
Options to purchase common stock                                3,190,672
Accrued officers' and directors' compensation                  10,994,659
                                                            --------------
       Total incremental shares at December 31, 2002           18,563,123
                                                            ==============

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


Impairment of Long-Lived Assets
-------------------------------

During 1996, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," through December 31, 2001. Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. There were no adjustments to the carrying value of long-lived assets in 2002 and 2001.

As of January 1, 2002, SFAS Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 144 supersedes Statement No. 121. SFAS No. 144 supplies a single accounting approach for measuring impairment of long-lived assets, including segments of a business accounted for as discontinued operations or those to be sold or disposed of other than by sale. The Company adopted Statement No. 144 in 2002. There was no significant impact from adopting this pronouncement on its financial statements.

Intangible Assets
-----------------

Patent costs, which include legal costs and filing fees to acquire the patent, are being amortized on the straight-line method over the shorter of the estimated economic life of the patents or seventeen years.

In June 2001, the FASB finalized SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassessing the useful lives of other existing recognized intangible assets, and ceasing amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. The Company reassessed the useful lives of its intangible assets when it adopted SFAS 142. The adoption of SFAS No. 142, did not have an impact on the financial condition, results of operations or cash flows of the Company.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


Recent Accounting Pronouncements
--------------------------------

The FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier application encouraged. Management has not yet determined the impact from adopting this pronouncement on its financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 relating to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have an impact on the financial condition, results of operations or cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and therefore does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt SFAS No. 146 for exit or disposal activities initiated after September 30, 2002. The Company is evaluating this new standard but expects that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken in the future.

In March 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect to adopt SFAS No. 123, and therefore, adopt the guidance of SFAS No. 148.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at December 31, 2002:

        Computer equipment                                   $   8,720
        Office furniture and fixtures                           46,605
        Research laboratory furniture and fixtures              60,120
        In-process machinery                                   223,064
                                                             ----------
             Subtotal                                          338,509
        Accumulated depreciation and impairments              (334,338)
                                                             ----------
                                                             $   4,171
                                                             ==========

For the years ended December 31, 2001 and 2002, depreciation expense totaled $1,322 and $2,908, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2002:

        Patent costs                                         $ 30,597
        Accumulated amortization                              (13,860)
                                                             ---------
                                                             $ 16,737
                                                             =========

For the years ended December 31, 2001 and 2002, amortization expense totaled $1,800 and $1,800, respectively.

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following at December 31, 2002:

     NOTES           INTEREST RATE        PRINCIPAL BALANCE    ACCRUED INTEREST
--------------------------------------------------------------------------------

Current Portion:
     Officers               8%                     $ 81,000             $ 1,026
                                          ------------------    ----------------

Long Term Portion:
     Officers               10%                     112,341              74,024
     Shareholder         10% - 12%                  365,500             211,750
                                          ------------------    ----------------
        Total                                       477,841             285,774
                                          ------------------    ----------------

                                          --------------------------------------
Total Notes Payable                               $ 558,841           $ 286,800
                                          ======================================

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


Current Portion:

In June 2002, the Company entered into a new agreement with one of the officers, whereby the officer transferred 200,000 shares of the Company's common stock privately owned by him to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.08 per share or $16,000. This amount was recorded as an additional loan made by the officer and applied to prepaid expenses. The officer has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. This note matures on July 10, 2003.

In August 2002, the Company entered into two new agreements with the officers, whereby the officers loaned $65,000 to the Company at 8% per annum. In addition, the officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. These notes mature on August 27, 2003.

Long-Term Portion:

OFFICERS:

At December 31, 2001, two officers had loans outstanding totaling $112,341 to the Company. Each note bears interest of 10% per annum and is due one year from the issuance date. The notes principal and accrued interest are convertible into common stock at prices ranging from $0.13 to $0.32 per share. During the years ended December 31, 2002 and 2001, $10,000 and $10,000, respectively, was paid towards the principal. No interest payments were made.

During 2002, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts through December 31, 2003.

SHAREHOLDER:

At December 31, 2001, the Company had an outstanding loan from a shareholder in the amount of $60,000. The note bears an interest rate of 10% per annum and was due on November 5, 1999. The noteholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. No principal or interest payments were made during the year. Accrued interest at December 31, 2002 was $22,500. During 2002, the noteholder entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts through December 31, 2003.

On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000. As of December 31, 1998, the shareholder had advanced the Company $299,500 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan agreement provides for semi- annual interest payments of $17,920. At December 31, 2002, the Company had defaulted on semi-annual interest payments totaling $189,250. The installment note is collateralized by the Company's rights, titles and patents, of the Company's technology known as "Polymer Encapsulation Technology." No principal or interest payments were made during the year. Accrued interest at December 31, 2002 was $189,250. During 2002, the noteholder entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts through December 31, 2003.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


At December 31, 2002, the Company had a loan outstanding from one individual in the amount of $6,000 received in 1999. There is no stated rate of interest.

The Company had previously issued promissory notes aggregating $274,250, all of which were past due. During 2001, the Company reversed all of these notes, which dated back to 1995. The amounts written-off exceeded the California statute of limitations for unsecured creditors' time frame. The gain is reflected in the accompanying 2001 financial statements as gain from reduction of debt.

NOTE 6 - CONVERTIBLE DEBENTURES

On December 28, 2000, the Company issued, through a private placement, $375,000 of 10% convertible debenture notes, due December 28, 2001. As additional consideration, the Company issued separate warrants to the purchasers to acquire 375,000 shares of the Company's common stock at 125% of the conversion price, determined as the lesser of $0.14 per share, or 55% of the price on the lowest three trading days in the last ten trading days prior to the conversion date.

In February 2002, the holders of the debentures elected to convert $13,650 of accrued interest into 620,474 shares of the Company's common stock. In May 2002, the Company entered into an agreement with the debenture holders to redeem the debentures and cancel the 375,000 warrants. As part of this agreement, the holders converted $20,000 worth of principal into 500,000 shares of common stock. In addition, the Company paid in cash $117,324, representing $110,000 in principal and $7,324 in interest.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Obligation
----------------

The Company leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates through 2005. Rental and equipment lease expense was $29,471 and $21,081 during the years ended December 31, 2002 and 2001, respectively.

Future annual minimum lease payments as of December 31, 2002:

                                                Capital            Operating
                                                 Leases             Leases
                                             --------------     ---------------
                                       2003  $       2,151      $       28,480
                                       2004          2,151              22,960
                                       2005          1,255                 883
                                             --------------     ---------------
                                                     5,557      $       52,323
                                                                ===============
Less amount representing interest                   (1,252)

Present value of net minimum lease
                                             --------------
  payments under capital lease               $       4,305
                                             ==============

Assets recorded under capital leases as of December 31, 2002, consist of computer equipment totaling $7,126 less accumulated amortization of $3,167.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


Employment and Consulting Agreements
------------------------------------

On January 1, 2002, the Company entered into two employment agreements with its current officers. The two agreements provide for annual salaries of $150,000 each, expire January 1, 2004, and provide for automatic annual renewals. In addition to the salaries, the agreement grants each officer 50,000 shares of Series A Convertible Preferred stock and 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire January 1, 2007. A total of 200,000 option shares were granted to the officers during the year and $2,600 was recorded as additional compensation based on the difference between the market price and the exercise price at the date of grant. During the year the Series A Convertible Preferred stock was not issued. For the fiscal year ended December 31, 2002 and 2001, the aggregate expense recorded under the agreements amounted to $302,600 and $252,000, respectively.

In April 2002, the Board of Directors approved accruing interest on all unpaid salary beginning with salaries accrued in the year ending December 31, 2001, at 8% per annum and going forward. Accrued officer's compensation unpaid at December 31, 2002 totaled $1,549,835, and accrued interest totaled $38,282. The accrued compensation is convertible into common stock discounted 10% at $0.32 per share for compensation earned through 2000, at $0.05 and $0.14 per share in 2001 and 2002, respectively. During 2002, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of this debt through December 31, 2003.

NOTE 8 - STOCKHOLDERS' DEFICIT

Authorized Shares
-----------------

Effective December 22, 2000, the articles of incorporation were amended to increase the authorized shares of common stock from 50,000,000 shares, par value of $.01 to 100,000,000 shares, par value of $.001. Effective December 22, 2000, the articles of incorporation were amended to increase the authorized preferred shares from 1,000,000 shares, par value of $.01 to 2,000,000 shares, par value of $.001.

Common Stock Transactions  - December 31, 2001
-------------------------  -------------------

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

During the third quarter of 2001, the Company issued 1,300,000 shares of common stock to directors for compensation valued at $246,000 or $0.19 per share. The debenture debt holders elected to convert $105,000 of principal and accrued interest of $18,957 into 1,443,582 shares of the Company common stock valued at $123,957.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


During the fourth quarter of 2001, the Company converted $140,000 of convertible debentures and related accrued interest of $68 into 3,541,918 shares of common stock valued at $140,068. The Company issued 334,821 shares of common stock for proceeds of $30,000.

During the fourth quarter of 2001, a consultant exercised 100,000 non-qualified stock options at an exercise price of $.01 per share. These options were granted during the third quarter of 2001. The Company recorded a charge of $22,000 for the fair value of these options.

Common Stock Transactions  - December 31, 2002
-------------------------  -------------------

First Quarter 2002:
-------------------

The Company issued 500,000 shares of common stock valued at $19,500 or $0.04 per share, and granted options to purchase 250,000 shares at $0.15 per share, for legal fees incurred in 2001. These shares were registered under Form S-8 of the Securities Act of 1933. The amount of the obligation was $35,450 and as a result, a gain of $15,950 was recognized. The Company recorded a charge of $3,250 for the fair value of the option.

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

The Company granted options to the officers of the Company under employment agreements to purchase a total of 200,000 shares of the Company's common stock. The value of the options was $2,600.

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

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

Fourth Quarter:
---------------

The Company issued 516,575 shares of restricted common stock for proceeds of $27,500. The shares were sold at prices ranging between $0.04 and $0.08 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on a five-day average prior to the sale.

During the first quarter of 2002, the Company adopted the 2002 non-qualified stock plan and registered 10,500,000 shares of the Company's common stock under Form S-8. As of December 31, 2002, the Company had granted 200,000 option shares under the plan (see below). No shares of common stock have been granted under the plan.

In the quarter ended December 31, 2000, an individual exercised 340,000 non-qualified stock options at an exercise price of $0.01. A note receivable in the amount of $3,400 was recorded at the time. During the quarter ended December 31, 2002, the Company wrote-off the note receivable as uncollectible.

Warrants
--------

Pursuant to the Convertible Debenture financing completed in December of 2000, the Company issued to the purchasers and to the placement agent of the Convertible Debentures warrants to purchase 375,000 shares of common stock at an exercise price equal to 125% of the conversion price per share. The warrants were valued at $93,750. The warrants were cancelled as part of the agreement with the holders to redeem the debentures (see Note 6).

2002 Non-Qualified Stock Compensation Plan
------------------------------------------

In 2002, the Board of Directors adopted the 2002 Non-Qualified Stock Compensation Plan (the "Stock Plan") as a method for Technology Visions to compensate key employees, advisors and consultants by issuing them shares of its capital stock or options to purchase shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the Company's cash resources. The Board of Directors reserved five million (5,000,000) shares of its $.001 par value common stock for issuance under the Stock Plan. Options to purchase 200,000 shares at an exercise price of $.05 have been granted under the Plan to two officers, (Note 7).

Non-Qualified Stock Option Plan
-------------------------------

From time to time, the Company issues non-qualified stock options. These options are generally granted to consultants for past services and are granted to noteholders in connection with financing agreements.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


In 2000, the Company entered into a consulting agreement with an attorney. Under the terms of the agreement, the Company issued 50,000 shares of common stock as compensation for services provided, and granted an option to the attorney to purchase 150,000 shares of common stock at a price of $0.45 per share. The options will expire, unless exercised, on December 31, 2004. In February 2002, the attorney was granted an additional option to purchase 250,000 shares of common stock at a price of $0.15 per share. The options will expire, unless exercised, on February 7, 2005. The Company valued these options using the fair value method and recorded consulting expense of $3,250 based on the Black-Scholes option pricing model with the following assumptions:

        Risk-free interest rate                     3.25%
        Expected life                               1 year
        Expected volatility                         131%
        Dividend yield                              -%


During the third quarter of 2001, the Company granted a consultant 100,000 non-qualified stock options at an exercise price of $.01 per share for services rendered. These options were cancelled in December 2002. The Company valued these options using the fair value method and recorded consulting expense of $22,000 based on the Black-Scholes option pricing model with the following assumptions:

        Risk-free interest rate                     3.25%
        Expected life                               1 year
        Expected volatility                         131%
        Dividend yield                              -%

At December 31, 2002, outstanding options to purchase common stock of the Company totaled 600,000, had expiration dates ranging from December 31, 2004 to January 1, 2007, and the exercise prices ranged from $0.05 per share to $0.45 per share. All other options were cancelled effective December 31, 2002.

NOTE 9 - GAIN FROM REDUCTION OF DEBT

The Company had promissory notes aggregating $274,250, all of which were past due. During the first quarter of 2001, the Company reversed all of these notes, which dated back to 1995. The amounts written-off exceeded the California statute of limitations for unsecured creditor's time frame based on representation from legal council.

As discussed in Note 8, the Company issued common stock and options valued at $19,500 to pay legal fees of $35,450. Therefore, the Company recognized the difference of $15,950 as a gain from the reduction of debt.

During the quarter ended September 30, 2002, the Company wrote-off $19,182 of trade debt, and recorded the total amount as a gain from the reduction of debt.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 10 - INCOME TAXES

The Company was not required to provide for a provision for income taxes for the years ended December 31, 2002 and 2001 as a result of net operating losses incurred during those years.

During the year ended December 31, 2002, the Company filed delinquent tax returns with the State of California for the years 1994 through 2001. As a result the Company paid $5,819 in taxes and penalties, which is recorded in general and administrative expenses, in the accompanying statements of operation.

The components of deferred tax assets and liabilities at December 31, 2002 and 2001 consist of the following:

Deferred income tax assets:                         2002                2001
                                                    ----                ----

Net operating loss carry forwards               $ 3,929,000         $ 3,270,000
Deferred compensation/options                     1,967,000           1,849,000

Valuation allowance                              (5,896,000)         (5,119,000)
                                                ------------        ------------
Total                                                    --                  --
                                                ============        ============

The valuation allowance for net deferred tax assets increased by approximately $777,000 during the year due to the correction of prior year NOL's for Federal and California tax purposes.

At December 31, 2002, the Company had net operating loss ("NOL") carryforwards for Federal and California income tax purposes of approximately $10.7 million and $3.2 million, respectively. Federal NOLs begin to expire in 2003 and will fully expire in 2022. The usage of California NOLs is currently suspended and will resume in 2004. California NOLs begin to expire in 2004 and will fully expire in 2011.

NOTE 11 - SUBSEQUENT EVENTS

In March 2003, the Company received a loan of $25,000 from an officer and a loan of $10,000 from an outside investor. Each note bears interest of 8% per annum and is due one year from the issuance date. The noteholders have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the market price on any day during the one-year period.