Form 10QSB
period 2003-03-31
TECHNOLOGY VISIONS GROUP INC
filed 2003-05-20
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2003


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For transition period from __________ to _______________


                         Commission File Number: 0-25548

                         TECHNOLOGY VISIONS GROUP, INC.,
                         -------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                       84-100269
--------------------------------           -------------------------------------
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

         At May 13, 2003, 63,688,874 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                              INDEX TO FORM 10-QSB
                                 MARCH 31, 2003


                                                                            Page
                                                                            ----
PART I
------

Item 1.   Financial Statements

          Balance Sheet - March 31, 2003 (unaudited).......................... 1

          Statements of Operations - Three Months Ended March 31, 2003
             (unaudited) and 2002 (unaudited) and for the Period of Inception,
             January 1, 1995 through March 31, 2003........................... 2

          Statements of Cash Flows - Three Months Ended March 31, 2003
             (unaudited) and 2002 (unaudited) and for the Period of Inception,
             January 1, 1995 through March 31, 2003........................... 3

          Notes to Financial Statements (unaudited)........................... 5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................14

Item 3.   Controls and Procedures.............................................18



PART II
-------

Item 1.   Legal Proceedings...................................................19

Item 2.   Changes In Securities...............................................19

Item 3.   Defaults Upon Senior Securities.....................................19

Item 4.   Submission of Matters to a Vote of Security Holders.................19

Item 5.   Other Information...................................................19

Item 6.   Exhibits and Reports on Form 8-K....................................19

          Signatures..........................................................20

          Certifications......................................................21

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                              AS OF MARCH 31, 2003


                                     ASSETS

Cash                                                               $      6,679
Prepaid expenses                                                          3,196
                                                                   -------------
      Total current assets                                                9,875

Property and equipment, net of accumulated depreciation
      of $111,901                                                         3,544
Patents, net of accumulated amortization of $14,310                      16,287
Other assets                                                              4,800
                                                                   -------------
      Total assets                                                 $     34,506
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                   $    356,941
Accrued expenses                                                          5,600
Current portion of notes payable to officers                            120,923
                                                                   -------------
      Total current liabilities                                         483,464

Accrued interest to related parties                                     302,712
Notes payable to related parties                                        487,841
Accrued officers and directors compensation                           1,665,241
                                                                   -------------
      Total liabilities                                               2,939,258

Commitments and contingencies (Note 5)                                       --

Stockholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized;
      none issued and outstanding                                            --
Common stock, $.001 par value; 100,000,000 share authorized;
      61,285,852 issued and outstanding                                  61,286
Additional paid-in-capital                                           14,573,057
Accumulated deficit                                                 (17,539,095)
                                                                   -------------

      Total stockholders' deficit                                    (2,904,752)

      Total liabilities and stockholders' deficit                  $     34,506
                                                                   =============


              See accompanying notes to these financial statements.


                                        TECHNOLOGY VISIONS GROUP, INC.
                                         (A DEVELOPMENT-STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)
                                                                                      For the period
                                                                                       of Inception,
                                                                                      from January 1,
                                                   For the Three Months Ended          1995 through
                                                            March 31,                    March 31,
                                                      2003               2002              2003
                                                 -------------      -------------      -------------
Revenues                                         $         --       $         --       $         --

Costs and expenses:
      Research and development                             --             30,000            685,507
      General and administrative expenses             149,709            147,841          6,601,121
      Compensatory element of stock options            15,200                 --          2,273,860
      Loss from litigation settlement, net                 --                 --            476,350
      Impairment of fixed assets                           --                 --            223,064
                                                 -------------      -------------      -------------
Operating loss                                       (164,909)          (177,841)       (10,259,902)

Other income and (expenses):
      Interest income                                       9                342              1,177
      Gain from reduction in debt                          --             15,950          1,298,272
      Interest expense                                (23,168)           (32,728)        (1,755,248)
      Other income                                         --                 --            717,139
      Impairment of patent                                 --                 --            (40,540)
      Financing costs                                      --                 --           (383,600)
      Debt conversion expense                              --                 --           (155,343)
                                                 -------------      -------------      -------------
Net loss                                         $   (188,068)      $   (194,277)       (10,578,045)


Basic and dilutive net loss per share            $      (0.00)      $      (0.00)
                                                 =============      =============

Weighted average number
      of shares outstanding                        61,019,185         51,412,355


                             See accompanying notes to these financial statements.


                                             TECHNOLOGY VISIONS GROUP, INC.
                                              (A DEVELOPMENT-STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                                    For the period
                                                                                                     of Inception,
                                                                                                     from January 1,
                                                                     For the Three Months            1995 through
                                                                       Ended March 31,                 March 31,
                                                                   2003               2002               2003
                                                               -------------      -------------      -------------
 Cash flows from operating activities:
      Net loss                                                 $   (188,068)      $   (194,277)      $(10,578,045)
      Adjustments to reconcile net loss to net cash
          Used in operating activities:
      Depreciation and amortization                                   1,077                727            153,341
      Amortization of deferred finance costs                             --                 --            851,350
      Gain from reduction of debt                                        --            (15,950)        (1,373,643)
      Common stock issued for services rendered                      27,000              7,000            229,620
      Common stock issued for licensing agreement                        --             30,000             30,000
      Compensatory element of common stock and options               15,200                 --          2,948,860
      Impairment of patent                                               --                 --             40,540
      Impairment of fixed assets                                         --                 --            223,064
      Write-off shareholder loans                                        --                 --           (200,466)
      Loss on litigation settlement                                      --                 --            526,350
      Loss on disposal of fixed assets                                   --                 --              4,377
      Notes issued in settlement of consulting fees                      --                 --            274,250
      Debt conversion expense                                            --                 --            155,343
      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                     --            150,427                 --
          Decrease (increase) in prepaid expenses                      (941)            (2,323)            21,274
          (Increase) in deposits                                         --                 --             (3,412)
          Increase (decrease) in accounts payable and
              accrued expenses                                       74,174             22,972          3,282,805
          (Decrease) in due to shareholders                              --                 --            (16,234)
                                                               -------------      -------------      -------------
      Net cash used in operating activities                         (71,558)            (1,424)        (3,430,626)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                          --                 --           (245,845)
      Costs of licenses and patents                                      --                 --            (54,550)
                                                               -------------      -------------      -------------
      Net cash used in investing activities                              --                 --           (300,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock                                 --            120,500            781,743
      Proceeds from issuance of convertible debenture                    --                 --            375,000
      Payments on debenture notes                                        --                 --           (110,000)
      Notes payable, net                                             49,923             (5,000)         2,843,083
      Deferred finance charges                                           --                 --           (175,350)
      Proceeds from exercise of stock options                            --                 --              3,000
      Repayment of notes receivable from stockholders                    --                 --              6,360
                                                               -------------      -------------      -------------
      Net cash provided by (used in) financing activities            49,923            115,500          3,723,836
NET INCREASE (DECREASE) IN CASH                                     (21,635)           114,076             (7,185)
CASH AT BEGINNING OF PERIOD                                          28,314             62,972             13,864
                                                               -------------      -------------      -------------
CASH AT END OF PERIOD                                          $      6,679       $    177,048       $      6,679
                                                               =============      =============      =============

SUPPLEMENTAL DISCLOSURES:
      Cash paid during the period for:
          Interest                                             $        122       $        159       $      8,024
                                                               =============      =============      =============
          Taxes                                                $        857       $         --       $      6,676
                                                               =============      =============      =============


                                  See accompanying notes to these financial statements.

                                        TECHNOLOGY VISIONS GROUP, INC.
                                         (A DEVELOPMENT-STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS - Continued
                                                  (UNAUDITED)

                                                                                          Inception,
                                                                                        from January 1,
                                                            For the Three Months         1995 through
                                                               Ended March 31,             March 31,
                                                            2003           2002              2003
                                                         ------------    ------------    ------------
Non-cash Financing Activities:
Value of shares issued in connection
    with compensatory obligations                        $       --      $   150,000      $  919,400
                                                         ===========     ============     ===========
Value of stock issued for
    conversion of notes payable                          $       --      $        --       2,054,653
                                                         ===========     ============     ===========
Accrued interest converted to common stock               $       --      $    13,650      $   53,473
                                                         ===========     ============     ===========
Value of shares paid to satisfy accounts payable         $       --      $    19,500      $   78,038
                                                         ===========     ============     ===========
Assets acquired through a capital lease                  $       --      $        --      $    7,126
                                                         ===========     ============     ===========
Value of shares issued for consulting services           $   27,000      $     7,000      $  582,910
                                                         ===========     ============     ===========
Value assigned to stock options issued for services      $   15,200      $        --      $   87,050
                                                         ===========     ============     ===========
Value of stock issued for licensing agreement            $       --      $    30,000      $   30,000
                                                         ===========     ============     ===========
Value of shares issued for settlement
    of convertible promissory  notes                     $       --      $        --      $  534,235
                                                         ===========     ============     ===========
Value of shares issued for settlement of litigation      $       --      $        --      $   51,250
                                                         ===========     ============     ===========
Value of stock issued in exchange for
    note receivable                                      $       --      $        --      $   17,294
                                                         ===========     ============     ===========
Value of shares issued to satisfy accrued expenses       $       --      $        --      $   53,500
                                                         ===========     ============     ===========
Value of shares issued as additional
    consideration for loan                               $       --      $        --      $   42,750
                                                         ===========     ============     ===========
Reduction of notes payable and accrued
    interest due to litigation                           $       --      $        --      $   60,000
                                                         ===========     ============     ===========
Satisfaction of notes receivable in
    exchange for services                                $       --      $        --      $    8,334
                                                         ===========     ============     ===========

                             See accompanying notes to these financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements
--------------------------------------

The interim financial data as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2003, and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002. These results are not necessarily indicative of the results expected for the year ending December 31, 2003. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principals generally accepted in the United States. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. Prior to inception, the Company had losses accumulating to $6,961,050. The Company, since inception has suffered losses accumulating to $10,389,977 through December 31, 2002. For the year ended December 31, 2002 and for the three months ended March 31, 2003, the Company incurred net losses of approximately $641,383 and $188,068, respectively, and as of March 31, 2003, had a stockholders' deficit and a working capital deficit of approximately $2,904,752 and $473,589, respectively. The Company is in arrears with certain of its payables and accrued liabilities. The Company requires additional funds to continue research and development efforts and to complete the necessary work to commercialize its technologies. No assurances can be given that the Company can complete development of any technology or that, if any technology is fully developed, it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, completion of research and development and the successful marketing of its technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to explore additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. Management is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. There can be no assurance that management will be successful in its efforts to raise capital sufficient to fund its working capital requirements or to convert debts into common stock during the next twelve months. The Company is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)


These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Development-Stage Company
-------------------------

The Company is considered a development-stage company, with no operating revenues from the license of commercially viable technologies during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 1995, near the date management control was obtained. Since inception, the Company has incurred operating losses totaling $10.6 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company's working capital has been generated through the sales of common stock and debt. In addition, significant research and development costs to develop technologies have been expended since inception. Management has provided financial data since January 1, 1995 "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

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

Incremental Shares
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive as of March 31, 2003 consist of the following:

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)


                                                         Number of Potential
                                                          Additional Common
                                                                Shares
                                                           ----------------

Notes payable to related parties                                10,465,297
Options to purchase common stock                                   800,000
Accrued officers' and directors' compensation                   17,866,320
                                                           ----------------
       Total incremental shares at March 31, 2003               29,131,617
                                                           ================

Equipment and Fixtures
----------------------

Equipment and fixtures are recorded at cost. Depreciation is provided using accelerated and straight-line methods over the estimated useful lives of the related assets as follows:

                           Description                                 Years
                           -----------                                 -----

                           Furniture and fixtures                         7
                           Computer hardware and software               3-5


Recent Accounting Pronouncement
-------------------------------

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

Stock Based Compensation
------------------------

The Company has elected to follow Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted, the Company adopted the disclosure alternative of SFAS 123 and SFAS 148, which require pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. Since the Company has no significant stock options outstanding, the pro forma financial data is not meaningful.

Under APB 25, when the exercise price of the Company's stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)


NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following at March 31, 2003:

        NOTES                  INTEREST         PRINCIPAL       ACCRUED
                                  RATE           BALANCE       INTEREST
--------------------------------------------------------------------------

Current Portion:
     Officers                      8%          $   120,923     $    3,445

Long Term Portion:
     Officers                      10%             112,341         76,832
     Shareholder                10% - 12%          375,500        222,435
                                               ------------    -----------
        Total                                      487,841        299,267
                                               ------------    -----------
Total Notes Payable                            $   608,764     $  302,712
                                               =============   ===========

During the current quarter, the Company entered into three new agreements with the officers, whereby the officers loaned $25,000 to the Company at 8% per annum. In addition, the officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. These notes mature between March 11 and March 24, 2004.

On February 21, 2003, two of the officers transferred a total of 135,667 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.11 per share or $14,923. This amount was recorded as an additional loan made by the officers and applied to prepaid expenses. The officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. These notes mature on February 21, 2004.

During 2000, the holders of the long-term notes payable entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts for a period of one year. This agreement has been exted to September 30, 2004.

In March 2003, the Company entered into a new agreement with a shareholder whereby the shareholder loaned the Company $10,000. The shareholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. This note matures on July 21, 2003.

NOTE 4 - CONVERTIBLE DEBENTURES

On December 28, 2000, the Company issued, through a private placement, $375,000 of 10% convertible debenture notes, due December 28, 2001. As additional consideration, the Company issued separate warrants to the purchasers to acquire 375,000 shares of the Company's common stock at 125% of the conversion price, determined as the lesser of $0.14 per share, or 55% of the lowest bid price during three trading days in the last ten trading days prior to the conversion date.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements
------------------------------------

On January 1, 2002, the Company entered into two employment agreements with its current officers. The agreements provide for annual salaries aggregating $300,000, expire January 1, 2004, and provide for automatic annual renewals. In addition to the salaries, the agreements grant each officer 50,000 shares of Series A Convertible Preferred stock and 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire January 1, 2007. A total of 200,000 option shares were granted to the officers during the current quarter and $15,200 was recorded as additional compensation based on the difference between the market price and the exercise price at the date of grant.

For the three months ended March 31, 2003 and 2002, the expense recorded under the agreements amounted to $90,200 and $75,000, respectively. In April 2002, the Board of Directors approved accruing interest on all unpaid salary beginning with salaries accrued in the year ending December 31, 2001, at 8% per annum and going forward. Accrued officer's compensation unpaid at March 31, 2003 totaled $1,619,824, and accrued interest totaled $45,416. The accrued compensation is convertible into common stock discounted 10% at $0.32 per share for compensation earned through 2000, and at $0.05 and $0.14 per share in 2001 and 2002, respectively. During 2000, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of this debt for a period of one year. This agreement has been extended to September 30, 2004.

NOTE 6 - STOCKHOLDERS' DEFICIT

Common Stock Transactions During the Three Months Ended March 31, 2002
----------------------------------------------------------------------

The Company issued 500,000 registered shares of the Company's common stock and granted options to purchase 250,000 registered shares of the Company's common stock under an S-8 filing that are exercisable at $0.15 per share, for legal fees incurred in 2001 totaling $35,450. The market value of the stock at the date of issuance was $19,500. Therefore, a gain from the reduction of debt in the amount of $15,950 was recognized.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)


Common Stock Transactions During the Three Months Ended March 31, 2003
----------------------------------------------------------------------

In January 2003, the Company granted the officers an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share, as part of their employment agreement. These options were valued at $15,200, and were charged to officer's compensation during the three months ended March 31, 2003.

The Company entered into an agreement with an unrelated third party to provide investment funding for the Company (see Note 8). As part of the agreement, the Company issued 300,000 shares of its common stock for expense reimbursements of the investor. At the time of the grant, the shares were valued at $27,000 or $.09 per share, and were charged to operations during the three months ended March 31, 2003.

NOTE 7 - GAIN FROM REDUCTION OF DEBT

During the quarter ended March 31, 2002, the Company issued 500,000 shares of common stock to pay legal fees of $35,450 incurred through December 31, 2001. The market value of the shares at the date of grant was $19,500. Therefore, the Company recognized the difference of $15,950 as a gain from the reduction of debt.

NOTE 8 - COMMON STOCK TRANSACTIONS

Ascendiant Agreement

In February 2003, the Company entered into Business and Financial Services Agreement with Ascendiant Capital Group, LLC ("Ascendiant") for financial and business advice and consultation, and specifically, to arrange and assist in the negotiations for a $5 million line of credit. In connection with this agreement, Ascendiant was paid 375,000 shares of the Company's common stock under Rule 144. In addition, Ascendiant received an option for 62,500 of the Company's restricted common stock at an exercise price of $0.10 per share, with a one-year term, and a cashless exercise provision. The Company valued the options using the fair value method and will record as a consulting fee in April of $1,956, based on the Black-Scholes option pricing model using the following assumptions:

         Risk-free interest rate                     3.25%
         Expected life                               1 year
         Expected volatility                         38%
         Dividend yield                              0%

In March 2003, the Company began negotiations with Fusion Capital Fund II, LLC ("Fusion Capital") for the common stock purchase agreement described in Note 9. As part of this agreement, the Company agreed to pay Fusion $10,000 cash and issue 300,000 shares of its common stock valued at $27,000 as reimbursement of Fusion Capital's expenses in connection with the transaction.

NOTE 9 - SUBSEQUENT EVENTS

Fusion Capital Transaction

On April 22, 2003, the Company entered into a common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement, $10,000 of the Company's common stock or an aggregate of $6.0 million. The $6.0 million of common stock is to be purchased over a 30-month period, subject to a six-month extension or earlier termination at the Company's' discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)


common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of the Company's common stock in the event that the price of its common stock is less than $0.05.

The Company has authorized the sale and issuance of 20,000,000 shares of its common stock to Fusion Capital under the common stock purchase agreement of which it will register 20,000,000 shares. Management estimates that the maximum number of shares it will sell to Fusion Capital under the common stock purchase agreement will be 20,000,000 shares (exclusive of the 1,978,022 shares issued and 1,978,022 issuable to Fusion Capital as the commitment fee) assuming Fusion Capital purchases all $6.0 million worth of common stock.

Under the terms of the common stock purchase agreement, Fusion Capital has received 1,978,022 shares of the Company's common stock as a commitment fee, valued at $159,000. The value of these shares will be capitalized and charged against the proceeds received from the sale of the securities. In the event the sale of these securities is determined unsuccessful, such fees will be charged to operations. In addition, at such time as Fusion Capital has purchased $3,000,000 of the Company's common stock under the common stock purchase agreement, the Company will issue to Fusion Capital an additional 1,978,022 shares of common stock as an additional commitment fee. This commitment fee will be recorded when the contingencies are removed and the fee is earned. Unless an event of default occurs, these shares must be held by Fusion Capital until 30 months from the date of the common stock purchase agreement or the date the common stock purchase agreement is terminated. Under the common stock purchase agreement, on each trading day Fusion Capital is obligated to purchase a specified dollar amount of the Company's common stock. Subject to the Company's right to suspend these purchases at any time, and its right to terminate the agreement with Fusion Capital at any time, each as described below, Fusion Capital shall purchase on each trading day during the term of the agreement $10,000 of the Company's common stock. The Company may decrease this daily purchase amount at any time. The Company also has the right to increase the daily purchase amount at any time; provided however, it may not increase the daily purchase amount above $10,000 unless its stock price is above $.30 per share for five consecutive trading days. The purchase price per share is equal to the lesser of:

         o the lowest sale price of the Company's common stock on the purchase date; or

         o the average of the three (3) lowest closing sale prices of the Company's common stock during the fifteen (15) consecutive trading days prior to the date of a purchase by Fusion Capital.

The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the trading days in which the closing bid price is used to compute the purchase price. Fusion Capital may not purchase shares of the Company's common stock under the common stock purchase agreement if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of its common stock outstanding at the time of the purchase by Fusion Capital. However, even though Fusion Capital may not receive additional shares of the Company's common stock in the event that the 9.9% limitation is ever reached, Fusion Capital is still obligated to pay to it $10,000 on each trading day, unless the common stock purchase agreement is suspended, an event of default occurs or the agreement is terminated. Under these circumstances, Fusion Capital would have the right to acquire additional shares in the future should its ownership subsequently become less than the 9.9%. Fusion Capital has the right at any time to sell any shares purchased under the common stock purchase agreement which would allow it to avoid the 9.9% limitation.

The Company has the right to set a minimum purchase price ("floor price") at any time. Currently, the floor price is $0.10. The Company can increase or decrease the floor price at any time upon one trading day prior notice to Fusion Capital. However, the floor price cannot be less than $0.05. Fusion Capital shall not have the right nor the obligation to purchase any shares of the Company's common stock in the event that the purchase price is less than the then applicable floor price.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)


The Company has the right to increase the daily purchase amount as the market price of its common stock increases. Specifically, for every $0.10 increase in Threshold Price above $0.20, the company shall have the right to increase the daily purchase amount by up to an additional $1,000. The Company has the unconditional right at any time for any reason to give notice to Fusion Capital terminating the common stock purchase agreement. This notice shall be effective one trading day after Fusion Capital receives notice.

Generally, Fusion Capital may terminate the common stock purchase agreement without any liability or payment to the company upon the occurrence of any of the following events of default:

         o the effectiveness of the registration statement, lapses for any reason (including, without limitation, the issuance of a stop order) or is unavailable to Fusion Capital for sale of the Company's common stock and such lapse or unavailability continues for a period of ten (10) consecutive trading days or for more than an aggregate of thirty (30) trading days in any 365-day period;

         o suspension by the Company's principal market of its common stock from trading for a period of three consecutive trading days;

         o the de-listing of the Company's common stock from its principal market provided the Company's common stock is not immediately thereafter trading on the Nasdaq National Market, the Nasdaq National SmallCap Market, the New York Stock Exchange or the American Stock Exchange;

         o the transfer agent's failure for five trading days to issue to Fusion Capital shares of the Company's common stock which Fusion Capital is entitled to under the common stock purchase agreement;

         o any material breach of the representations or warranties or covenants contained in the common stock purchase agreement or any related agreements which has or which could have a material adverse affect on the Company's subject to a cure period of ten trading days;

         o a default by the Company of any payment obligation in excess of $1.0 million; or

         o any participation or threatened participation in insolvency or bankruptcy proceedings by or against the Company.

The Company filed a registration statement on Form SB-2 to register the underlying securities on May 15, 2003. There are no assurances that such registration will become effective allowing the Fusion Capital financing agreement to commence. After registration of the common stock by the Company with the SEC, if at all, and upon the ultimate sale of common stock acquired by Fusion Capital, the price of the Company's stock price could suffer substantial declines. The Company's stock price declines, if realized, could cause the financing to be ceased, and cause an adverse impact on the Company's financial condition, results of operations and cash flows.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)


Other Transactions

In April 2003, the Company entered into an agreement with an unrelated third party to provide marketing and public relations consulting support. The term of the agreement is for one year and payable with 100,000 shares of the Company's common stock. On May 6, 2003, the Company issued the shares to the consultant.

In May 2003, Technology Visions issued 250,000 restricted shares for proceeds of $10,000. The shares were sold at $0.04 per share in a private placement intended to be exempt from registration under Section 4(2) and/or Regulation D of the Securities Act of 1933. The shares were generally sold at a 20% discount to closing prices based on a five-day average prior to the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation
-----------------

Since 1996, Technology Visions has focused on the development and use of its polymer-based Polymer Encapsulation Technology ("PET") system as a method for stabilizing and encapsulating various radioactive and toxic waste materials leading to a final waste form for disposal. During the past two years, Technology Visions has introduced GMENT, a specialty grout treatment and stabilization technology as a method for subsurface waste stabilization.

Technology Visions has completed customer-sponsored contracts for Lockheed Martin Idaho Technologies Company and Bechtel BWXT, in conjunction with the DOE, Idaho Operations Office, Idaho Falls, ID. The Idaho Falls site is one of many United States waste management sites containing one form or another of either radioactive, toxic and/or hazardous waste requiring cleanup, treatment and processing. Technology Visions functions as a subcontractor to Lockheed and/or Bechtel BWXT and is paid a fixed fee for each contract, which must be completed within the designated time frame. Technology Visions is responsible for completing the test and evaluation tasks designated by the contractor. The contractor then submits a final report with recommendations to the DOE.

In May 1999, Lockheed awarded Technology Visions a test and evaluation contract to evaluate PET for disposal of actual pilot scale calcine waste. The contract was subsequently assigned to Bechtel. In September 1999, the contract was expanded and directed that PET be examined at maximum waste loading scenarios as a means for transporting high-level calcine wastes out of Idaho to an off-site melter for final disposition. In November 1999, testing of PET showed positive results for encapsulating calcine waste for both disposal at a permanent high-level waste disposal site and for transportation offsite. Bechtel's final report to the DOE also recommended that a pilot plant demonstration be conducted to test and evaluate engineering criteria, disposal parameters and product transportation scenarios. Other recommendations included encapsulation and mixing studies utilizing actual radioactive materials.

The test results of the Lockheed and Bechtel testing and evaluation contracts demonstrate PET's potential in encapsulating radioactive waste. The marketing strategy is to build upon this potential in the government and private sectors where Technology Visions' system will be used in the containment, treatment and processing of various radioactive and heavy metal wastes. Technology Visions plans to develop strategic relationships with prime contractors throughout the waste management industry.

To commercialize the PET technology and obtain governmental approval for its use, Technology Visions must complete the additional testing recommended in this report. Funding for the completion of this work is estimated by the company at $250,000. It is also estimated that once funding becomes available to begin this work, it will require 12 to 18 months to complete. Once completed, Technology Visions intends to market this product for use by the DOE.

Currently, Technology Visions is focused on developing GMENT. GMENT is licensed exclusively to Technology Visions and is a trademark of Advanced Grout Systems. Terms of the license allow Technology Visions to manufacture, distribute, market and sell the product in exchange for a royalty based upon sales volume. The royalty begins at 10% for gross sales up to $1 million, then declines to 9% for sales of $1 million to $5 million, 8% for sales of $5 million to $10 million, 7% for sales of $10 million to $25 million, and 6% for sales exceeding $25 million. This license expires November 30, 2026. The territorial rights granted to Technology Visions under the license include the United States of America and any other countries of the world. Also, as part of the exclusive license, Technology Visions is granted first right of refusal for any additional trademark or non-trademark products developed by Advanced Grout Systems, Ltd. dealing with environmental remediation or waste management technologies.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)


In June 2000, Bechtel awarded Technology Visions a contract to manage the testing and evaluation of in-situ grout candidate materials that were being considered by INEEL and Bechtel for the treatment of certain subsurface waste sites at the DOE site in Idaho Falls, Idaho. The contract was a two-year, three-phase Treatability Study conducted by INEEL and Bechtel. Testing included Phase I Bench Testing, Phase II Field Implementability Testing, and Phase III Full-Scale Field Testing.

Phase I Bench Testing included rigorous laboratory testing protocol designed for choosing three grouts from six candidate grouts for use in Phase II Field Implementability testing. Data was also gathered during the bench-testing phase to support final monolith durability estimates and transportion modeling efforts. Following the laboratory testing, GMENT was chosen as one of three candidate grout materials to continue to the Phase II Field Implementability Testing of the Treatability Study.

In April 2001, the Phase II Field Implementability Testing of the contract was conducted by Applied Geotechnical Engineering and Construction Company, Inc. ("AGEC") at a site located near Richland, Washington. Upon successful completion of this test phase, GMENT was chosen as the sole grout material selected to be used in the Phase III Full Scale Cold Test Pit Demonstration Project that was conducted in October 2001 at the DOE site in Idaho Falls, Idaho. GMENT was selected based on such factors as basic costs, ease of mixing and cleaning of the grout, minimized grout returns in creating a triplex column, and formation of the solid monoliths. Technology Visions, under the exclusive Trademark License and Technology Licensing Agreement with Advanced Grout Systems, Ltd., provided 95 tons of GMENT grouting material for Phase III. Site grouting was performed by AGEC. Testing results met all criteria established by state and federal regulatory agencies.

At the conclusion of Phase III, AGEC prepared and submitted to Bechtel a report estimating the quantity of GMENT grout material to treat the areas under consideration to be approximately 24 million gallons. If the recommendation receives approval via a Record of Decision or other authorization after review by federal and state authorities, Technology Visions could anticipate initiation of the project and revenues within 12 to 18 months.

The final report prepared for the DOE, Assistant Secretary for Environmental Management, Volume I, "Final Results Report, In-Situ Grouting Technology for Application in Buried Transuranic Waste Sites" was published in September 2002, by INEEL. Volume I summarized the technology and presents results of a two-year, three-phase treatability study conducted by the INEEL. Volume II was published in April 2003 and contains the results of analytical calculations on the long-term durability of monoliths created by in-situ grouting and on the long-term performance of a treated buried waste site.

Technology Visions believes that the approval of the GMENT material for the treatment and stabilization of buried low-level mixed waste in select areas of the Subsurface Disposal Area at the DOE site in Idaho Falls, Idaho, could provide initial and significant revenues for the company. With the acceptance and approval of GMENT in Idaho, Technology Visions would aggressively pursue other waste sites identified in the United States with similar waste problems. Initial contacts have been made at two other DOE sites, based on the initial information disclosed in Volume I of the Idaho report, where GMENT may have end-use application.

Until completion of the final development of a technology and the commencement of sales, Technology Visions will have minimal or no operating revenues but will continue to incur substantial expenses. Technology Visions may not be able to complete development of any technology or if completed, manufacture the technology on a large-scale basis or at a feasible cost. Further, its technologies may not receive market acceptance. Being a development-stage entity, Technology Visions is subject to all the risks inherent in the establishment of a new enterprise and the marketing and manufacturing of a new product, many of which risks are beyond the control of Technology Visions.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)


Technology Visions' business model is to obtain long-term supply contracts for its products with private-company general contractors or other affiliates which have master contracts with selected waste sites. Revenues, if any, will be recorded when a contract is effected, the products are delivered, and collectibility of the receivable is reasonably assured. Technology Visions does not intend to manufacture its products. We have identified possible outsource manufacturers with the capability and capacity to produce our products. We believe that our margins will be between 12% and 15% of revenues, using outsource manufacturers. The DOE site in Idaho Falls, Idaho, has 14 acres of low-level solid waste which may be treated by our GMENT product. The estimated revenue potential for the Idaho site is for 2.4 million gallons, per year, for ten (10) years or approximately $70 million. Technology Visions has identified other sites in the United States containing wastes that potentially may be treated with GMENT; however, current emphasis is on the Idaho Falls site. There are no assurances that Technology Visions will be selected as a provider of specialty grout GMENT for the Idaho DOE site project.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)


Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During 2002, we estimated the allowance on net deferred tax assets to be one-hundred percent of the net deferred tax assets.

Results of Operations
---------------------

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002
---------------------------------------------------------------------

Technology Visions has not had any revenues since inception (January 1, 1995) through December 31, 2002. Accordingly, Technology Visions has, and continues to be, a development-stage company. With any development-stage company of this nature, there are inherent risks, which may prohibit Technology Visions from reaching commercial viability.

Research and development costs were $0 and $30,000 for the quarter ended March 31, 2003 and 2002, respectively. No research projects were underway while Technology Visions waited for the Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," which was published in April 2003 by INEEL. During the quarter ended March 31, 2002, Technology Visions purchased an exclusive licensing fee agreement for the sale and use of various products from Advanced Grout Systems, Ltd., an unrelated third party, for $30,000. From inception, research and development costs were $685,507. Technology Visions has recorded these costs as net of reimbursements from subcontractors.

General and administrative expenses were $149,709 in the current quarter compared to $147,841 in the comparable period last year. The increase in mainly due to the compensatory element of the stock options issued to the officers as part of their employment agreements. Included in these amounts are salaries accrued for two officers in the amount of $75,000 and $75,000, respectively, under the terms of their employment contracts. In addition, the compensatory element of options issued to officers was $15,200 during the current quarter. From inception, general and administrative expenses were $6,601,121 and the compensatory element of stock and stock options was $2,273,860.

As with the development of any new technology, until a commercial product has been developed, purchased, and utilized by a third party, the efficacy of the product is in question and Technology Visions will continue to incur losses. Until completion of the final development of a technology and the commencement of sales, Technology Visions will have no operating revenues but will continue to incur substantial expenses.

Liquidity and Capital Resources
-------------------------------

The Company continues to incur operating losses as a result of being a development-stage company. The Company had cash of approximately $6,679 at March 31, 2003.

For the quarters ended March 31, 2003 and 2002, Technology Visions incurred net losses of $188,068 and $194,277, respectively. As of March 31, 2003, the Company had a stockholders' deficiency and a working capital deficiency of approximately $2,904,752 and $473,589, respectively. Also, the Company is in arrears with substantially all of its payables. From inception (January 1, 1995), Technology Visions has incurred net losses of $10,578,045. The report of Technology Visions' independent certified public accountants on the Company's December 31, 2002 financial statements notes that Technology Visions is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders' deficiency at December 31, 2002 and these conditions raise substantial doubt about Technology Vision's ability to continue as a going concern.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)


To date, Technology Visions has funded its operations from the private sales of common stock or notes, most of which have been converted into common stock, and a self-underwritten public offering of $1,000,000 of common stock under Rule 504 of Regulation D. These sales have been able to fund only minimal operations and technological developments.

Technology Visions is exploring additional sources of working capital including borrowing, sales of securities, joint ventures and licensing of technologies. Management believes that Technology Visions can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. However, there can be no assurances that management will be successful in obtaining adequate funding to complete development of its technology or that if any technology is fully developed, it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. If additional capital is not raised in the next twelve months, management may have to make personal contributions to the company, sell off the company's assets or ultimately, liquidate the company.

The Company has no current commitments for capital expenditures or additional equity or debt financing.

ITEM 3.  CONTROLS AND PROCEDURES

(a) The Chief Executive Officer and the Chief Financial Officer have within 90 days of the filing date of this quarterly report made an evaluation of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, as amended). In their opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in Technology Visions' disclosure controls and procedures.

(b) There have been no significant changes in Technology Visions' internal controls or in other factors that could significantly affect these controls since the last evaluation.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)


PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                           None

ITEM 2.  CHANGES IN SECURITIES

         During the quarter, the Company issued 300,000 shares of common stock for expense reimbursement of an investor. The shares were valued at $0.09 per share per share and were intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                           None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None
ITEM 5.  OTHER INFORMATION

                           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits
                         99.1  Chief Executive Officer Certification
                         99.2  Chief Financial Officer Certification

                (b)      None

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2003 (Unaudited)



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

                               TECHNOLOGY VISIONS GROUP, INC.
                               ------------------------------
                                        Registrant



Date: May 20, 2003             By: /s/   James B. Lahey
                               -------------------------------------------------
                                         James B. Lahey, Chief Executive Officer
                                         Chairman of the Board of Directors

Date: May 20, 2003             By: /s/  James A. Giansiracusa
                               -------------------------------------------------
                                        James A. Giansiracusa, Secretary
                                        Chief Financial Officer

                                 Certifications
                                 --------------


I, James B. Lahey, Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Technology Visions Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/James B. Lahey
-----------------
James B. Lahey
Chief Executive Officer

I, James A. Giansiracusa, Chief Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Technology Visions Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/James A. Giansiracusa
------------------------
James A. Giansiracusa
Chief Financial Officer