Form 10QSB
period 2003-06-30
TECHNOLOGY VISIONS GROUP INC
filed 2003-08-19
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For transition period from __________ to _______________

                         Commission File Number: 0-25548

                         TECHNOLOGY VISIONS GROUP, INC.,
                         -------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                       84-100269
-------------------------------             ------------------------------------
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

         At August 18, 2003, 63,888,874 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]    No [X]


                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2003


                                                                                   Page
                                                                                   ----
PART I
------

Item 1.   Financial Statements

          Balance Sheet - June 30, 2003 (unaudited)................................  1

          Statements of Operations - Three Months and Six Months Ended June 30,
             2003 (unaudited) and 2002 (unaudited) and for the Period of
             Inception, January 1, 1995 through June 30, 2003......................  2

          Statement of Stockholders' Deficit -Six Months Ended June 30, 2003.......  3

          Statements of Cash Flows - Six Months Ended June 30, 2003 (unaudited)
             and 2002 (unaudited) and for the Period of Inception, January 1,
             1995 through June 30, 2003............................................  4

          Notes to Financial Statements (unaudited)................................  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations............................ 14

Item 3.   Controls and Procedures...................................................18

PART II
-------

Item 1.   Legal Proceedings........................................................ 19

Item 2.   Changes In Securities.................................................... 19

Item 3.   Defaults Upon Senior Securities.......................................... 19

Item 4.   Submission of Matters to a Vote of Security Holders...................... 19

Item 5.   Other Information........................................................ 19

Item 6.   Exhibits and Reports on Form 8-K......................................... 19

          Signatures............................................................... 21

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                               AS OF JUNE 30, 2003

                                     ASSETS

Cash                                                               $     11,653
Prepaid expenses                                                         20,896
                                                                   -------------
      Total current assets                                               32,549

Property and equipment, net of accumulated depreciation
      of $112,609                                                         3,868
Patents, net of accumulated amortization of $14,760                      15,837
Other assets                                                              4,800
                                                                   -------------
      Total assets                                                 $     57,054
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                   $    363,768
Accrued expenses                                                          6,900
Current portion of notes payable to related parties                     212,423
                                                                   -------------
      Total current liabilities                                         583,091

Accrued interest to related parties                                     318,671
Notes payable to related parties                                        477,841
Accrued officers and directors compensation                           1,749,856
                                                                   -------------
      Total liabilities                                               3,129,459

Commitments and contingencies (Note 5)                                       --

Stockholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized;
      none issued and outstanding                                            --
Common stock, $.001 par value; 100,000,000 share authorized;
      63,888,874 issued and outstanding                                  63,889
Additional paid-in-capital                                           14,789,682
Accumulated deficit                                                 (17,774,954)
Stock offering costs                                                   (151,022)
                                                                   -------------
      Total stockholders' deficit                                    (3,072,405)
                                                                   -------------
      Total liabilities and stockholders' deficit                  $     57,054
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


                                                  TECHNOLOGY VISIONS GROUP, INC.
                                                   (A DEVELOPMENT-STAGE COMPANY)
                                                     STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                                                                     For the period
                                                                                                                      of Inception,
                                                                                                                     from January 1,
                                                   For the Three Months                 For the Six Months            1995 through
                                                       Ended June 30,                      Ended June 30,               June 30,
                                                   2003              2002              2003             2002              2003
                                              -------------     -------------     -------------     -------------     -------------
Revenues                                      $         --      $         --      $         --      $         --      $         --

Costs and expenses:
      Research and development                          --            41,655                --           101,655           685,507
      General and administrative expenses          207,687           101,226           357,396           249,066         6,808,808
      Compensatory element of stock options          1,956                --            17,156                --         2,275,816
      Loss from litigation settlement, net              --                --                --                --           476,350
      Impairment of fixed assets                        --                --                --                --           223,064
                                              -------------     -------------     -------------     -------------     -------------
Operating loss                                    (209,643)         (142,881)         (374,552)         (350,721)      (10,469,545)

Other income and (expenses):
      Interest income                                    5               375                14               716             1,182
      Gain from reduction in debt                       --                --                --            15,950         1,298,272
      Interest expense                             (26,221)          (26,591)          (49,390)          (59,319)       (1,781,470)
      Other income                                      --                --                --                --           717,139
      Impairment of patent                              --                --                --                --           (40,540)
      Financing costs                                   --                --                --                --          (383,600)
      Debt conversion expense                           --                --                --                --          (155,343)
                                              -------------     -------------     -------------     -------------     -------------
Net loss                                      $   (235,859)     $   (169,097)     $   (423,928)     $   (393,374)      (10,813,905)

Basic and dilutive net loss per share         $      (0.00)     $      (0.00)     $      (0.01)     $      (0.01)
                                              =============     =============     =============     =============

Weighted average number
      of shares outstanding                     63,309,572        59,272,704        62,170,706        54,121,150

                                       See accompanying notes to these financial statements.


                                                  TECHNOLOGY VISIONS GROUP, INC.
                                                   (A DEVELOPMENT-STAGE COMPANY)
                                                STATEMENT OF STOCKHOLDERS' DEFICIT
                                              FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                            (UNAUDITED)

                                                    Common Stock         Additional                       Stock
                                                   -------------           Paid-in      Accumulated     Offering
                                                 Shares       Amount       Capital        Deficit         Costs         Total
                                              ------------------------------------------------------------------------------------
 Balances at December 31, 2002                  60,985,852     $60,986   $ 14,531,157    $(17,351,026)                $(2,758,883)
 Stock  issued for consulting services
     at an average price of $0.09 per share        775,000         775         67,475                                      68,250
 Value assigned to stock options
     issued for employment agreements
     at an average price of $0.08 per share                                    15,200                                      15,200
 Stock issued for cash ranging from
     $0.04 and $0.08 per share                     450,000         450         24,550                                      25,000
 Stock issued for stock offering fee
     at an average price of $0.09 per share      1,678,022       1,678        149,344                     (151,022)             -
 Value assigned to stock options
     issued for consulting agreements
     at an average price of $0.03 per share                                     1,956                                       1,956
 Net loss for the six months                                                                 (423,928)                   (423,928)
                                              ------------------------------------------------------------------------------------
     Balances at June 30, 2003                  63,888,874     $63,889   $ 14,789,682    $(17,774,954)   $(151,022)   $(3,072,405)
                                              ====================================================================================

                                       See accompanying notes to these financial statements.


                                        TECHNOLOGY VISIONS GROUP, INC.
                                         (A DEVELOPMENT-STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                                For the period
                                                                                                 of Inception,
                                                                                                 from January 1,
                                                                    For the Six Months           1995 through
                                                                      Ended June 30,               June 30,
                                                                  2003              2002              2003
                                                              -------------     -------------     -------------
 Cash flows from operating activities:
      Net loss                                                $   (423,928)     $   (393,374)     $(10,813,905)
      Adjustments to reconcile net loss to net cash
          Used in operating activities:
      Depreciation and amortization                                  2,235             1,454           154,499
      Amortization of deferred finance costs                            --                --           851,350
      Gain from reduction of debt                                       --           (15,950)       (1,373,643)
      Common stock issued for services rendered                     68,250             7,000           270,870
      Common stock issued for licensing agreement                       --            30,000            30,000
      Compensatory element of common stock and options              17,156                --         2,950,816
      Impairment of patent                                              --                --            40,540
      Impairment of fixed assets                                        --                --           223,064
      Write-off shareholder loans                                       --                --          (200,466)
      Loss on litigation settlement                                     --                --           526,350
      Loss on disposal of fixed assets                                  --                --             4,377
      Notes issued in settlement of consulting fees                     --                --           274,250
      Debt conversion expense                                           --                --           155,343
      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                    --           150,425                --
          Decrease (increase) in prepaid expenses                   54,782                --             3,574
          (Increase) in deposits                                        --                --            (3,412)
          Increase in accounts payable and
              accrued expenses                                     182,876           109,101         3,391,507
          (Decrease) in due to shareholders                             --                --           (16,234)
                                                              -------------     -------------     -------------
      Net cash used in operating activities                        (98,629)         (111,344)       (3,531,120)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                     (1,032)               --          (246,877)
      Costs of licenses and patents                                     --                --           (54,550)
                                                              -------------     -------------     -------------
      Net cash used in investing activities                         (1,032)               --          (301,427)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock                            25,000           195,501           806,743
      Proceeds from issuance of convertible debenture                   --                --           375,000
      Payments on debenture notes                                       --           (55,000)         (110,000)
      Notes payable, net                                            58,000            (5,000)        2,924,583
      Deferred finance charges                                          --                --          (175,350)
      Proceeds from exercise of stock options                           --                --             3,000
      Repayment of notes receivable from stockholders                   --                --             6,360
                                                              -------------     -------------     -------------
      Net cash provided by (used in) financing activities           83,000           135,501         3,830,336
NET INCREASE (DECREASE) IN CASH                                    (16,661)           24,157            (2,211)
CASH AT BEGINNING OF PERIOD                                         28,314            62,973            13,864
                                                              -------------     -------------     -------------
CASH AT END OF PERIOD                                         $     11,653      $     87,130      $     11,653
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


                                        TECHNOLOGY VISIONS GROUP, INC.
                                         (A DEVELOPMENT-STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS - Continued
                                                  (UNAUDITED)

                                                                                         For the period
                                                                                         of Inception,
                                                                                         from January 1,
                                                                  For the Six Months      1995 through
                                                                     Ended June 30,         June 30,
                                                                 2003           2002          2003
                                                             -----------    ----------    -----------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
--------------------------------
      Interest                                               $      233     $   5,598     $    8,024
                                                             ===========    ==========    ===========
      Taxes                                                  $      857     $      --     $    6,676
                                                             ===========    ==========    ===========

Non-cash Financing Activities:
------------------------------
     Value of shares issued in connection
         with compensatory obligations                       $       --     $ 150,000     $  919,400
                                                             ===========    ==========    ===========
     Value of stock issued for
         conversion of notes payable                         $       --     $  20,000     $2,054,653
                                                             ===========    ==========    ===========
     Accrued interest converted to common stock              $       --     $  13,650     $   53,473
                                                             ===========    ==========    ===========
     Value of shares paid to satisfy accounts payable        $       --     $  19,500     $   78,038
                                                             ===========    ==========    ===========
     Assets acquired through a capital lease                 $       --     $      --     $    7,126
                                                             ===========    ==========    ===========
     Value of shares issued for consulting services          $   68,250     $   7,000     $  775,182
                                                             ===========    ==========    ===========
     Value assigned to stock options issued for services     $   17,156     $      --     $   89,006
                                                             ===========    ==========    ===========
     Value of stock issued for licensing agreement           $       --     $  30,000     $   30,000
                                                             ===========    ==========    ===========
     Value of shares issued for settlement
         of convertible promissory  notes                    $       --     $      --     $  534,235
                                                             ===========    ==========    ===========
     Value of shares issued for settlement of litigation     $       --     $      --     $   51,250
                                                             ===========    ==========    ===========
     Value of stock issued in exchange for
         note receivable                                     $       --     $      --     $   17,294
                                                             ===========    ==========    ===========
     Value of shares issued to satisfy accrued expenses      $       --     $      --     $   53,500
                                                             ===========    ==========    ===========
     Value of shares issued as additional
         consideration for loan                              $       --     $      --     $   42,750
                                                             ===========    ==========    ===========
     Reduction of notes payable and accrued
         interest due to litigation                          $       --     $      --     $   60,000
                                                             ===========    ==========    ===========
     Satisfaction of notes receivable in
         exchange for services                               $       --     $      --     $    8,334
                                                             ===========    ==========    ===========
     Value of stock issued for stock offering costs          $  151,022     $      --     $  151,022
                                                             ===========    ==========    ===========

                             See accompanying notes to these financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements
--------------------------------------

The interim financial data as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2003, and the results of its operations for the three and six months and cash flows for the six months ended June 30, 2003 and 2002. These results are not necessarily indicative of the results expected for the year ending December 31, 2003. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principles generally accepted in the United States. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. Prior to inception, the Company had losses accumulating to $6,961,050. The Company, since inception, has suffered losses accumulating to $10,813,905 through June 30, 2003. For the year ended December 31, 2002 and for the six months ended June 30, 2003, the Company incurred net losses of approximately $641,383 and $423,928, respectively, and as of June 30, 2003, had a stockholders' deficit and a working capital deficit of approximately $3,072,405 and $550,542, respectively. The Company is in arrears with certain of its payables and accrued liabilities. The Company requires additional funds to move into the marketing and commercialization of its technologies. No assurances can be given that the Company can manufacture its technologies on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, and the successful marketing of its technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to explore additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. In April 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") in an effort to raise working capital (see Note 8). Management intends to use any funds raised to pay down its debt

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

and to pursue the marketing and commercialization of its technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. Management is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. There can be no assurance that management will be successful in its efforts to raise capital sufficient to fund its working capital requirements or to convert debts into common stock during the next twelve months. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Development-Stage Company
-------------------------

The Company is considered a development-stage company, with no operating revenues from the license of commercially viable technologies during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 1995, near the date management control was obtained. Since inception, the Company has incurred operating losses totaling approximately $11.0 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company's working capital has been generated through the sales of common stock and debt. In addition, significant research and development costs to develop technologies have been expended since inception. Management has provided financial data since January 1, 1995 "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

The Company completed all the testing and evaluation of its technologies at the Idaho Falls site with the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by INEEL. Therefore, there have been no expenditures during the six months ended June 30, 2003 for research and development. The Company is moving into position to begin the marketing and commercialization phase of its development.

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

Risks and Uncertainties - Technologies
--------------------------------------

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

Incremental Shares
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive as of June 30, 2003 consist of the following:

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

                                                        Number of Potential
                                                         Additional Common
                                                              Shares
                                                       ----------------------

Notes payable to related parties                                   4,830,820
Options to purchase common stock                                     862,500
Accrued officers' and directors' compensation                     12,695,773
                                                       ----------------------
       Total incremental shares at June 30, 2003                  17,789,093
                                                       ======================

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

Recent Accounting Pronouncements
--------------------------------

In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at all times a company issues a guarantee, the Company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this requirement has not had a material effect on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company believes that the adoption of the disclosure provisions of this statement will not have a material effect on its financial position or results of operations.

In March 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect to adopt SFAS No. 123. The additional presentation requirements are not meaningful since few employee options were granted during the periods presented.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measurers in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with SFAS No. 150, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

Stock Based Compensation
------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. As permitted, the Company adopted the disclosure alternative of SFAS 123 and SFAS 148, which require pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. Since the Company has no significant stock options outstanding, the pro forma financial data is not meaningful.

Under APB 25, when the exercise price of the Company's stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

Stock Issuance Costs
--------------------

The Company capitalizes direct and incremental costs associated with raising cash from the issuance of equity capital, and such costs will be reported as a reduction to the proceeds received in the event the offering is successful. In the event the stock offering is unsuccessful, such costs will be expensed at the time known to management. Stock issuance costs are reported as a reduction of stockholders' deficit in the accompanying financial statements at June 30, 2003.

NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following at June 30, 2003:

                  Notes                    Interest Rate        Principal Balance    Accrued Interest
-----------------------------------------------------------------------------------------------------
Current Portion:
     Officers                                   8%            $         202,423     $              -
     Shareholder                                                         10,000                    -
                                                              ------------------    -----------------
        Total                                                           212,423                    -

Long Term Portion:
     Officers                                   10%                     112,341               85,551
     Shareholder                             10% - 12%                  365,500              233,120
                                                              ------------------    -----------------
        Total                                                           477,841              318,671

                                                              ---------------------------------------
Total Notes Payable to related parties                        $         690,264     $        318,671
                                                              =======================================

During the six months ended June 30, 2003, the Company entered into six new agreements with the officers, whereby the officers loaned a total of $48,000 to the Company at 8% per annum. In addition, the officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. These notes mature between March 11, 2004 and June 23, 2004.

On February 21, 2003, two of the officers transferred a total of 135,667 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.11 per share or $14,923. On May 15, 2003, one of the officers transferred 300,000 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.145 per share or $43,500. These amounts were recorded as an additional loan

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

made by the officers and applied to prepaid expenses. On June 2, 2003, the officer transferred 100,000 shares of the Company's common stock privately owned by him to pay consulting fees to a non-related third-party. At the date of the transfer the shares had a market value of $0.15 per share or $15,000. The officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. These notes mature between February 21, 2004 and June 2, 2004.

During 2000, the holders of the long-term notes payable entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts for a period of one year. The agreements with the officers have been extended to September 30, 2004.

In March 2003, the Company entered into a new agreement with a shareholder whereby the shareholder loaned the Company $10,000. The shareholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. This note matured on July 21, 2003. The Company is currently in default on this note.

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

During the three months ended March 31, 2002, the holders of the debentures elected to convert $13,650 of accrued interest into 620,474 shares of the Company's common stock. In May 2002, the Company entered into an agreement with the debenture holders to redeem the debentures and cancel the warrants. As part of this agreement, the holders converted $20,000 worth of principal into 500,000 shares of common stock. In addition, during the six months ended June 30, 2003, the Company paid in cash $60,290, representing $55,000 in principal and $5,290 in interest.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements
------------------------------------

On January 1, 2002, the Company entered into two employment agreements with its current officers. The agreements provide for annual salaries aggregating to $300,000, expire January 1, 2004, and provide for automatic annual renewals. In addition to the salaries, the agreements grant each officer 50,000 shares of Series A Convertible Preferred stock and 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire January 1, 2007. A total of 200,000 option shares were granted to the officers during the quarter ended March 31, 2003 and $15,200 was recorded as additional compensation based on the difference between the market price and the exercise price at the date of grant. (See Note 6.)

For the three months ended June 30, 2003 and 2002, the expense recorded under the agreements amounted to $75,000 each. In April 2002, the Board of Directors approved accruing interest on all unpaid salary beginning with salaries accrued in the year ending December 31, 2001, at 8% per annum and going forward. Accrued officer's compensation unpaid at June 30, 2003 totaled $1,694,324, and accrued interest totaled $55,531. For the six months ended June 30, 2003 and 2002 interest expense was $17,249 and $11,200, respectively. The accrued compensation is convertible into common stock discounted 10% at $0.32 per share for compensation earned through 2000, and at $0.05 and $0.14 per share in 2001 and 2002, respectively. During 2000, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of this debt for a period of one year. This agreement has been extended to September 30, 2004.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT

Common Stock Transactions During the Six Months Ended June 30, 2002
-------------------------------------------------------------------

First Quarter 2002:
-------------------

The Company issued 500,000 registered shares of the Company's common stock and granted options to purchase 250,000 registered shares of the Company's common stock under an S-8 filing that are exercisable at $0.15 per share, for legal fees incurred in 2001 totaling $35,450. The market value of the stock at the date of issuance was $19,500. Therefore, a gain from the reduction of debt in the amount of $15,950 was recognized. (See Note 7.)

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

Second Quarter 2002:
--------------------

The Company issued 757,142 shares of common stock for proceeds of $45,001. The shares were sold at prices ranging between $0.02 and $0.05 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on an average prior to the sale.

In connection with the May 2002, agreement with the debenture debt holders (note
4), the Company converted $20,000 of principal on the convertible debentures into 500,000 shares of common stock.

Common Stock Transactions During the Six Months Ended June 30, 2003
-------------------------------------------------------------------

First Quarter 2003:
-------------------

In January 2003, the Company granted both officers an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share, as part of their employment agreement. These options were valued at $15,200, and were charged to officer's compensation during the three months ended March 31, 2003.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

Second Quarter 2003:
--------------------

The Company issued 450,000 shares of common stock for proceeds of $25,000. The shares were sold at prices ranging between $0.04 and $0.075 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on an average prior to the sale.

In April 2003, the Company issued 100,000 shares of its common stock to a consultant for marketing and public relations support. At the time of the grant, the shares were valued at $7,500 and were charged to operations during the three months ended June 30, 2003.

In February 2003, the Company entered into Business and Financial Services Agreement with Ascendiant Capital Group, LLC ("Ascendiant") for financial and business advice and consultation, and specifically, to arrange and assist in the negotiations for a $5 million line of credit. In connection with this agreement, Ascendiant was paid 375,000 shares of the Company's common stock under Rule 144 in April 2003 valued at $33,750. In addition, Ascendiant received an option for 62,500 of the Company's restricted common stock at an exercise price of $0.10 per share, with a one-year term, and a cashless exercise provision. The Company valued the options using the fair value method and recorded as a consulting fee in April 2003 of $1,956, based on the Black-Scholes option pricing model using the following assumptions:

         Risk-free interest rate                     3.25%
         Expected life                               1 year
         Expected volatility                         38%
         Dividend yield                              0%

In March 2003, the Company began negotiations with Fusion Capital for the common stock purchase agreement described in Note 8. As part of this agreement, the Company agreed to pay Fusion $10,000 cash and issue 300,000 shares of its common stock valued at $27,000 as reimbursement of Fusion Capital's expenses in connection with the transaction. The value of the common stock was charged to operations. In addition, the Company issued 1,678,022 shares of its common stock in April 2003 upon signing the agreement as a commitment fee. The market value at the date grant was $0.09 per share or $151,022, and was capitalized as a stock offering fee and reported as a reduction of the stockholders' deficit on the accompanying financial statements.

NOTE 7 - GAIN FROM REDUCTION OF DEBT

During the quarter ended March 31, 2002, the Company issued 500,000 shares of common stock to pay legal fees of $35,450 incurred through December 31, 2001. The market value of the shares at the date of grant was $19,500. Therefore, the Company recognized the difference of $15,950 as a gain from the reduction of debt.

NOTE 8 - FUSION CAPITAL TRANSACTION

On April 22, 2003, the Company entered into a common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement $10,000 of the Company's common stock up to an aggregate of $6.0 million. The $6.0 million of common stock is to be purchased over a 30-month period, subject to a six-month extension or earlier termination at the Company's discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of the Company's common stock in the event that the price of its common stock is less than $0.05 per share.

The Company has authorized the sale and issuance of 20,000,000 shares of its common stock to Fusion Capital under the common stock purchase agreement. The Company filed a registration statement on Form SB-2 to register the underlying securities on May 15, 2003. The registration statement became effective on July 16, 2003.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

Under the terms of the common stock purchase agreement, Fusion Capital received 1,678,022 shares of the Company's common stock as a commitment fee, valued at $151,022. The value of these shares has been recorded as stock offering fees. In addition, at such time as Fusion Capital has purchased $3,000,000 of the Company's common stock under the common stock purchase agreement, the Company will issue to Fusion Capital an additional 1,978,022 shares of common stock as an additional commitment fee. This commitment fee will be recorded when the contingencies are removed and the fee is earned. Unless an event of default occurs, these shares must be held by Fusion Capital until 30 months from the date of the common stock purchase agreement or the date the common stock purchase agreement is terminated. Under the common stock purchase agreement, on each trading day Fusion Capital is obligated to purchase a specified dollar amount of the Company's common stock. Subject to the Company's right to suspend these purchases at any time, and its right to terminate the agreement with Fusion Capital at any time, Fusion Capital shall purchase on each trading day during the term of the agreement $10,000 of the Company's common stock. The Company may decrease this daily purchase amount at any time. The Company also has the right to increase the daily purchase amount at any time; provided however, it may not increase the daily purchase amount above $10,000 unless its stock price is above $.30 per share for five consecutive trading days.

As of the date of this report, there have been no stock sales to Fusion Capital under this agreement.

NOTE 9 - SUBSEQUENT EVENTS

In July 2003, an officer transferred 300,000 shares of the Company's common stock privately owned by him to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.11 per share or $33,000. This amount will be recorded as an additional loan made by the officers and applied to prepaid expenses.

On August 12, 2003, the Company received $10,000 from Fusion Capital as a loan against future sales of stock.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

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

With the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by INEEL, we believe we have completed all the testing and evaluation of its technologies at the Idaho Falls site. Technology Visions is currently moving into position to begin the marketing and commercialization phase of its development.

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

Valuation Of Long-Lived And Intangible Assets

The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" which requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

Results of Operations
---------------------

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002
-------------------------------------------------------------------

Technology Visions has not had any revenues since inception (January 1, 1995) through June 30, 2003. Accordingly, Technology Visions has, and continues to be, a development-stage company. With any development-stage company of this nature, there are inherent risks, which may prohibit Technology Visions from reaching commercial viability.

Research and development costs were $0 and $41,655 for the quarter ended June 30, 2003 and 2002, respectively. No research projects were underway during the current quarter while Technology Visions waited for the Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," which was published in April 2003 by INEEL. Once that was received, it was determined that all the testing and evaluation of its technologies at the Idaho Falls site had been completed. Therefore, there have been no expenditures during the three months ended June 30, 2003 for research and development. The research and development costs for the quarter ended June 30, 2002 was for the contract to complete the final reports from the grout project. Technology Visions has recorded these costs as net of reimbursements from subcontractors.

General and administrative expenses were $207,687 in the current quarter compared to $101,226 in the comparable period last year. The increase is mainly due to consulting fees. Included in these amounts are salaries accrued for two officers in the amount of $75,000 and $75,000, respectively, under the terms of their employment contracts.

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

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

Research and development costs were $0 and $101,655 for the six months ended June 30, 2003 and 2002, respectively. No research projects were underway during the six months ended June 30, 2003 while Technology Visions waited for the Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," which was published in April 2003 by INEEL. Once that was received, it was determined that all the testing and evaluation of its technologies at the Idaho Falls site had been completed. Therefore, there have been no expenditures during the six months ended June 30, 2003 for research and development. During the six months ended June 30, 2002, Technology Visions purchased an exclusive licensing fee agreement for the sale and use of various products from Advanced Grout Systems, Ltd., an unrelated third party, for $30,000 and had research and development costs for the contract to complete the final reports from the grout project. From inception, research and development costs were $685,507. Technology Visions has recorded these costs as net of reimbursements from subcontractors.

General and administrative expenses were $357,396 in the current six months compared to $249,066 in the comparable period last year. The increase is mainly due to consulting fees and the compensatory element of the stock options issued to the officers as part of their employment agreements. Included in these amounts are salaries accrued for two officers in the amount of $165,200 and $150,000, respectively, under the terms of their employment contracts. From inception, general and administrative expenses were $6,808,808 and the compensatory element of stock and stock options was $2,275,816.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

Liquidity and Capital Resources
-------------------------------

The Company continues to incur operating losses as a result of being a development-stage company. The Company had cash of approximately $11,653 at June 30, 2003.

For the six months ended June 30, 2003 and 2002, Technology Visions incurred net losses of $423,928 and $393,374, respectively. As of June 30, 2003, the Company had a stockholders' deficiency and a working capital deficiency of approximately $3,072,405 and $550,542, respectively. The Company is in arrears with certain of its payables and accrued liabilities. The Company requires additional funds to move into the marketing and commercialization of its technologies. From inception (January 1, 1995), Technology Visions has incurred net losses of $10,813,905. The report of Technology Visions' independent certified public accountants on the Company's December 31, 2002 financial statements notes that Technology Visions is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders' deficiency at December 31, 2002 and these conditions raise substantial doubt about Technology Vision's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) As of June 30, 2003, the Chief Executive Officer and the Chief Financial Officer have made an evaluation of the company's disclosure controls and procedures. Based upon this evaluation, in their opinion, the disclosure controls and procedures are effective.

(b) There have been no significant changes in Technology Visions' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                        None

ITEM 2.  CHANGES IN SECURITIES

         In April 2003, the Company issued 475,000 shares of its common stock for payments to third-party consultants. The shares were valued at a range of $0.075 to $0.09 per share per share and were intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

         In April and May 2003, the Company issued 450,000 shares of its common stock for proceeds of $25,000. The shares were sold at prices ranging between $0.04 and $0.075 per share per share in a private placement intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

         In April 2003, the Company issued 1,678,022 shares of its common stock as a commitment fee to an investor. The shares were valued at $0.09 per share per share. The cost was capitalized and reported as a reduction in stockholders' equity. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                          None
ITEM 5.  OTHER INFORMATION

                          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits

                        Exhibit 31.1 Certification of the Chief Executive
                                     Officer of Technology Visions Group, Inc.
                                     pursuant to Section 302 of the
                                     Sarbanes-Oxley Act of 2002

                        Exhibit 31.2 Certification of the Chief Financial
                                     Officer of Technology Visions Group, Inc.
                                     pursuant to Section 302 of the
                                     Sarbanes-Oxley Act of 2002

                        Exhibit 32.1 Certification of the Chief Executive
                                     Officer and Chief Financial Officer of
                                     Technology Visions Group, Inc. pursuant to
                                     Section 906 of the Sarbanes Oxley Act of
                                     2002

                (b)     Reports on Form 8-K

                         On April 28, 2003, the Company filed a report on Form 8-K, reporting under Item 5, Other Events, that on April 28, 2003, it had entered into a Common Stock Purchase Agreement (the "Agreement") with Fusion Capital Fund II, LLC ("Fusion Capital"), whereby Fusion Capital would purchase up to $6,000,000 of Technology Visions' common stock, $.001 par value, for thirty months. Copies of the press release relating to this transaction, the Agreement, and the Registration Rights Agreement were filed as exhibits to this current report on Form 8-K.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2003 (Unaudited)

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

                             TECHNOLOGY VISIONS GROUP, INC.
                             ------------------------------
                                      Registrant

Date: August 18, 2003         By: /s/   James B. Lahey
                              --------------------------------------------------
                                        James B. Lahey, Chief Executive Officer
                                        Chairman of the Board of Directors

Date: August 18, 2003         By: /s/  James A. Giansiracusa
                              --------------------------------------------------
                                       James A. Giansiracusa, Secretary
                                       Chief Financial Officer