Form 10QSB
period 2003-09-30
TECHNOLOGY VISIONS GROUP INC
filed 2003-11-19
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2003


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

         At November 18, 2003, 64,234,158 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                              INDEX TO FORM 10-QSB
                               SEPTEMBER 30, 2003


                                                                            Page
                                                                            ----
PART I
------

Item 1. Financial Statements

        Balance Sheet - September 30, 2003 (unaudited)......................  1

        Statements of Operations (unaudited) - Three Months and Nine
           Months Ended September 30, 2003 and 2002 and for the Period
           of Inception, January 1, 1995 through September 30, 2003.........  2

        Statement of Stockholders' Deficit -Nine Months
           Ended September 30, 2003 (unaudited).............................  3

        Statements of Cash Flows (unaudited) - Nine Months Ended
           September 30, 2003 and 2002 and for the Period of Inception,
           January 1, 1995 through September 30, 2003.......................  4

        Notes to Financial Statements (unaudited)...........................  6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................... 15

Item 3. Controls and Procedures..............................................19


PART II
-------

Item 1. Legal Proceedings................................................... 20

Item 2. Changes In Securities............................................... 20

Item 3. Defaults Upon Senior Securities..................................... 20

Item 4. Submission of Matters to a Vote of Security Holders................. 20

Item 5. Other Information................................................... 20

Item 6. Exhibits and Reports on Form 8-K.................................... 20

        Signatures.......................................................... 21

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                            AS OF SEPTEMBER 30, 2003


                                     ASSETS

Cash & cash equivalents                                            $     18,261
Prepaid expenses                                                         46,263
                                                                   -------------
      Total current assets                                               64,524

Property and equipment, net of accumulated depreciation
      of $113,317                                                         3,159
Patents, net of accumulated amortization of $15,210                      15,387
Other assets                                                              4,800
                                                                   -------------
      Total assets                                                 $     87,870
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                   $    368,439
Accrued expenses                                                          3,000
Loan advance                                                             20,000
Current portion of notes payable to related parties                     375,500
                                                                   -------------
      Total current liabilities                                         766,939

Accrued interest to related parties                                     336,654
Notes payable to related parties                                        347,764
Accrued officers and directors compensation                           1,837,450
                                                                   -------------
      Total liabilities                                               3,288,807

Commitments and contingencies (Note 5)                                       --

Stockholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized;
      none issued and outstanding                                            --
Common stock, $.001 par value; 100,000,000 share authorized;
      64,234,158 issued and outstanding                                  64,234
Additional paid-in-capital                                           14,810,676
Accumulated deficit                                                 (17,925,328)
Stock offering costs                                                   (150,519)
                                                                   -------------
      Total stockholders' deficit                                    (3,200,937)
                                                                   -------------
      Total liabilities and stockholders' deficit                  $     87,870
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


                                              TECHNOLOGY VISIONS GROUP, INC.
                                               (A DEVELOPMENT-STAGE COMPANY)
                                                 STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                                                                            For the period
                                                                                                             of Inception,
                                                                                                            from January 1,
                                              For the Three Month Periods     For the Nine Month Periods     1995 through
                                                   Ended September 30,            Ended September 30,        September 30,
                                                 2003            2002            2003            2002             2003
                                             -------------   -------------   -------------   -------------   -------------
Revenues                                     $         --    $         --    $         --    $         --    $         --

Costs and expenses:
     Research and development                          --              --              --         103,290         685,507
     General and administrative expenses          119,637         147,303         477,033         394,735       6,928,445
     Compensatory element of stock options             --              --          17,156              --       2,275,816
     Loss from litigation settlement, net              --              --              --              --         476,350
     Impairment of fixed assets                        --              --              --              --         223,064
     Impairment of patent                              --              --              --              --         (40,540)
                                             -------------   -------------   -------------   -------------   -------------
Operating loss                                   (119,637)       (147,303)       (494,189)       (498,025)    (10,548,642)

Other income and (expenses):
     Interest income                                    4             386              19           1,102           1,187
     Gain from reduction in debt                       --          19,182              --          35,132       1,298,272
     Interest expense                             (31,226)        (22,210)        (80,616)        (81,529)     (1,812,256)
     Other income                                     485          22,969             485          22,969         717,624
     Financing costs                                   --              --              --              --        (383,600)
     Debt conversion expense                           --              --              --              --        (155,343)
                                             -------------   -------------   -------------   -------------   -------------
Net loss                                     $   (150,374)   $   (126,976)   $   (574,301)   $   (520,351)    (10,882,758)
                                             =============   =============   =============   =============   =============

Basic and dilutive net loss per share        $      (0.00)   $      (0.00)   $      (0.01)   $      (0.01)
                                             =============   =============   =============   =============

Weighted average number
     of shares outstanding                     63,931,173      60,288,117      62,763,977      56,199,395
                                             =============   =============   =============   =============

                                   See accompanying notes to these financial statements.

                                                             2

                                                   TECHNOLOGY VISIONS GROUP, INC.
                                                    (A DEVELOPMENT-STAGE COMPANY)
                                                 STATEMENT OF STOCKHOLDERS' DEFICIT
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                             (UNAUDITED)

                                                  Common Stock             Additional                     Stock
                                            ----------------------------    Paid-in      Accumulated     Offering
                                               Shares          Amount       Capital        Deficit         Costs          Total
                                            -------------  -------------  -------------  -------------  -------------  -------------
Balances at December 31, 2002                 60,985,852   $     60,986   $ 14,531,157   $(17,351,027)                 $ (2,758,884)
Stock  issued for consulting services
    at an average price of $0.09 per share       795,000            795         69,297                                       70,092
Value assigned to stock options
    issued for employment agreements
    at an average price of $0.08 per share                                      15,200                                       15,200
Stock issued for cash ranging from
    $0.04 and $0.08 per share                    603,846            604         34,396                                       35,000
Stock issued for stock offering fee
    at an average price of $0.09 per share     1,678,022          1,678        149,344                      (151,022)            --
Stock issued for stock purchase agreement
    at an average price of $0.06 per share       171,438            171          9,326                           503         10,000
Value assigned to stock options
    issued for consulting agreements
    at an average price of $0.03 per share                                       1,956                                        1,956
Net loss for the nine months                                                                 (574,301)                     (574,301)
                                            -------------  -------------  -------------  -------------  -------------  -------------
    Balances at September 30, 2003            64,234,158   $     64,234   $ 14,810,676   $(17,925,328)  $   (150,519)  $ (3,200,937)
                                            =============  =============  =============  =============  =============  =============

                                        See accompanying notes to these financial statements.

                                                                  3

                                     TECHNOLOGY VISIONS GROUP, INC.
                                     (A DEVELOPMENT-STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         For the period
                                                                                          of Inception,
                                                                                         from January 1,
                                                           For the Nine Month Periods     1995 through
                                                              Ended September 30,         September 30,
                                                              2003            2002            2003
                                                          -------------   -------------   -------------
Cash flows from operating activities:
      Net loss                                            $   (574,301)   $   (520,351)   $(10,964,278)
      Adjustments to reconcile net loss to net cash
          Used in operating activities:
      Depreciation and amortization                              3,393           3,531         155,657
      Amortization of deferred finance costs                        --              --         851,350
      Gain from reduction of debt                                   --         (35,132)     (1,373,643)
      Common stock issued for services rendered                 68,250           7,000         270,870
      Common stock issued for licensing agreement                   --          30,000          30,000
      Compensatory element of common stock and options          17,156              --       2,950,816
      Impairment of patent                                          --              --          40,540
      Impairment of fixed assets                                    --              --         223,064
      Write-off shareholder loans                                   --              --        (200,466)
      Loss on litigation settlement                                 --              --         526,350
      Loss on disposal of fixed assets                              --              --           4,377
      Notes issued in settlement of consulting fees                 --              --         274,250
      Debt conversion expense                                       --              --         155,343
      Changes in operating assets and liabilities:
          Decrease in accounts receivable                           --         150,427              --
          Increase in prepaid expenses                         (44,007)             --         (21,792)
          Increase in deposits                                      --              --          (3,412)
          Increase in accounts payable and
              accrued expenses                                 291,065         197,545       3,499,696
          Decrease in due to shareholders                           --              --         (16,234)
                                                          -------------   -------------   -------------
      Net cash used in operating activities                   (238,444)       (166,980)     (3,597,512)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                 (1,032)             --        (246,877)
      Costs of licenses and patents                                 --              --         (54,550)
                                                          -------------   -------------   -------------
      Net cash used in investing activities                     (1,032)             --        (301,427)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock                        35,000         215,500         816,743
      Proceeds from stock purchase agreement                    10,000          10,000
      Proceeds from issuance of convertible debenture               --              --         375,000
      Payments on debenture notes                                   --        (110,000)       (110,000)
      Proceeds from loan advance                                20,000          20,000
      Notes payable, net                                       164,423          55,000       2,957,583
      Deferred finance charges                                      --              --        (175,350)
      Proceeds from exercise of stock options                       --              --           3,000
      Repayment of notes receivable from stockholders               --              --           6,360
                                                          -------------   -------------   -------------
      Net cash provided by financing activities                229,423         160,500       3,903,336
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS             (10,053)         (6,480)          4,397
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                  28,314          62,973          13,864
                                                          -------------   -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     18,261    $     56,493    $     18,261
                                                          =============   =============   =============

                         See accompanying notes to these financial statements.

                                                   4


                                       TECHNOLOGY VISIONS GROUP, INC.
                                       (A DEVELOPMENT-STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS - Continued
                                                (UNAUDITED)

                                                                                            For the period
                                                                                             of Inception,
                                                                                            from January 1,
                                                              For the Nine Month Periods     1995 through
                                                                 Ended September 30,         September 30,
                                                                2003            2002              2003
                                                           --------------   --------------   --------------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
      Interest                                             $          383   $        7,815   $      119,779
                                                           ==============   ==============   ==============
      Taxes                                                $          857   $        6,331   $        6,676
                                                           ==============   ==============   ==============

Non-cash Financing Activities:
     Value of shares issued in connection
         with compensatory obligations                     $           --   $      150,000   $      919,400
                                                           ==============   ==============   ==============
     Value of stock issued for
         conversion of notes payable                       $           --   $       20,000   $    2,054,653
                                                           ==============   ==============   ==============
     Accrued interest converted to common stock            $           --   $       13,650   $       53,473
                                                           ==============   ==============   ==============
     Value of shares paid to satisfy accounts payable      $        1,842   $       19,500   $       79,880
                                                           ==============   ==============   ==============
     Assets acquired through a capital lease               $           --   $           --   $        7,126
                                                           ==============   ==============   ==============
     Value of shares issued for consulting services        $       68,250   $        7,000   $      624,160
                                                           ==============   ==============   ==============
     Value assigned to stock options issued for services   $       17,156   $           --   $       89,006
                                                           ==============   ==============   ==============
     Value of stock issued for licensing agreement         $           --   $       30,000   $       30,000
                                                           ==============   ==============   ==============
     Value of shares issued for settlement
         of convertible promissory  notes                  $           --   $           --   $      534,235
                                                           ==============   ==============   ==============
     Value of shares issued for settlement of litigation   $           --   $           --   $       51,250
                                                           ==============   ==============   ==============
     Value of stock issued in exchange for                 $           --   $           --   $       17,294
                                                           ==============   ==============   ==============
         note receivable
     Value of shares issued to satisfy accrued expenses    $           --   $           --   $       53,500
                                                           ==============   ==============   ==============
     Value of shares issued as additional
         consideration for loan                            $           --   $           --   $       42,750
                                                           ==============   ==============   ==============
     Reduction of notes payable and accrued
         interest due to litigation                        $           --   $           --   $       60,000
                                                           ==============   ==============   ==============
     Satisfaction of notes receivable in
         exchange for services                             $           --   $           --   $        8,334
                                                           ==============   ==============   ==============
     Value of stock issued for stock offering costs        $      151,022   $           --   $      151,022
                                                           ==============   ==============   ==============


                                                     5

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2003 (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements
--------------------------------------

The interim financial data as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2003, and the results of its operations for the three and nine months and cash flows for the nine months ended September 30, 2003 and 2002. These results are not necessarily indicative of the results expected for the year ending December 31, 2003. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principles generally accepted in the United States. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. Prior to inception, the Company had losses accumulating to $6,961,050. The Company, since inception, has suffered losses accumulating to $10,964,278 through September 30, 2003. For the year ended December 31, 2002 and for the nine months ended September 30, 2003, the Company incurred net losses of approximately $641,383 and $574,301, respectively, and as of September 30, 2003, had a stockholders' deficit and a working capital deficit of approximately $3,200,937 and $702,415, respectively. The Company is in arrears with certain of its payables and accrued liabilities. The Company requires additional funds to move into the marketing and commercialization of its technologies. No assurances can be given that the Company can manufacture its technologies on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, and the successful marketing of its technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to explore additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. In April 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") in an effort to raise working capital (see Note 8). Management intends to use any funds raised to pursue the marketing and commercialization of its technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. Management is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. There can be no assurance that management will be successful in its efforts to raise capital sufficient to fund its working capital requirements or to convert debts into common stock during the next twelve months. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2003 (Unaudited)


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

The Company completed all the testing and evaluation of its technologies at the Idaho Falls Department of Energy (DOE) site with the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by INEEL. Therefore, there have been no expenditures during the nine months ended September 30, 2003 for research and development. The Company is moving into position to begin the marketing and commercialization phase of its development.

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

Incremental Shares
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive as of September 30, 2003 consist of the following:

                                                             Number of Potential
                                                              Additional Common
                                                                    Shares
                                                                -------------
Notes payable to related parties                                   9,193,654
Options to purchase common stock                                     862,500
Accrued officers' and directors' compensation                     25,839,135
                                                                -------------
     Total incremental shares at September 30, 2003               35,895,289
                                                                =============

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2003 (Unaudited)

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

Recent Accounting Pronouncements
--------------------------------

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2003 (Unaudited)

Stock Issuance Costs
--------------------

The Company capitalizes direct and incremental costs associated with raising cash from the issuance of equity capital, and such costs will be reported as a reduction to the proceeds received in the event the offering is successful. In the event the stock offering is unsuccessful, such costs will be expensed at the time known to management. Stock issuance costs are reported as a reduction of stockholders' deficit in the accompanying financial statements at September 30, 2003. During the current quarter, $503 was amortized due to the purchase of stock under the stock purchase agreement (See Note 8). The balance at September 30, 2003 was $150,519.


NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following at September 30, 2003:

                                                    Principal         Accrued
      Notes                    Interest Rate         Balance         Interest
--------------------------------------------------------------------------------

Current Portion:
     Shareholder                 10% - 12%          $ 375,500         $ 243,805
                                                    ---------         ---------
        Total                                         375,500           243,805

Long Term Portion:
     Officers                    8% - 10%             347,764            92,848
                                                    ---------         ---------
        Total                                         347,764            92,848

                                                    ---------         ---------
Total Notes Payable to related parties              $ 723,264         $ 336,653
                                                    =========         =========


Current - Shareholder:
----------------------

At December 31, 2002, the Company had an outstanding loan from a shareholder group in the amount of $60,000. The note bears an interest rate of 10% per annum and was due on November 5, 1999. The noteholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. No principal or interest payments have been made during the current fiscal year. Accrued interest at September 30, 2003 was $27,000. As the Company is in default on the note, it has been classified as a current note payable.

On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000. As of December 31, 1998, the shareholder had advanced the Company $299,500 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan agreement provides for semi- annual interest payments of $17,920. The installment note is collateralized by the Company's rights, titles and patents, of the Company's technology known as "Polymer Encapsulation Technology." No principal or interest payments have been made during the current fiscal year. Accrued interest at September 30, 2003 was $216,205. As the Company is in default on the note, it has been classified as a current note payable.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2003 (Unaudited)

Long-term - Officers:
---------------------

During the nine months ended September 30, 2003, the Company entered into six new agreements with the officers, whereby the officers loaned a total of $48,000 to the Company at 8% per annum. In addition, the officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. These notes mature between March 11, 2004 and June 23, 2004.

On February 21, 2003, two of the officers transferred a total of 135,667 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.11 per share or $14,923. On May 15, 2003, one of the officers transferred 300,000 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.145 per share or $43,500. These amounts were recorded as an additional loan made by the officers and applied to prepaid expenses. On June 2, 2003, the officer transferred 100,000 shares of the Company's common stock privately owned by him to pay consulting fees to a non-related third-party. At the date of the transfer the shares had a market value of $0.15 per share or $15,000. On July 29, 2003, one of the officers transferred 300,000 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.11 per share or $33,000. These amounts were recorded as an additional loan made by the officers and applied to prepaid expenses. The officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. These notes mature between February 21, 2004 and July 29, 2004.

During 2000, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts for a period of one year. The agreements with the officers have been extended to January 1, 2005. As such, all loans made by the officers has been classified as long-term notes payable.


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

During the three months ended March 31, 2002, the holders of the debentures elected to convert $13,650 of accrued interest into 620,474 shares of the Company's common stock. In May 2002, the Company entered into an agreement with the debenture holders to redeem the debentures and cancel the warrants. As part of this agreement, the holders converted $20,000 worth of principal into 500,000 shares of common stock. In addition, during the nine months ended September 30, 2002, the Company paid in cash $117,324, representing $110,000 in principal and $7,324 in interest.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements
------------------------------------

On January 1, 2002, the Company entered into two employment agreements with its current officers. The agreements provide for annual salaries aggregating to $300,000, expire January 1, 2004, and provide for automatic annual renewals. In addition to the salaries, the agreements grant each officer 50,000 shares of Series A Convertible Preferred stock and 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire January 1, 2007. A total of 200,000 option shares were granted to the officers during the quarter ended March 31, 2003 and $15,200 was recorded as additional compensation based on the difference between the market price and the exercise price at the date of grant. (See Note 6).

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2003 (Unaudited)

For the three months ended September 30, 2003 and 2002, the expense recorded under the agreements amounted to $75,000 each. In April 2002, the Board of Directors approved accruing interest on all unpaid salary beginning with salaries accrued in the year ending December 31, 2001, at 8% per annum and going forward. Accrued officer's compensation unpaid at September 30, 2003 totaled $1,768,824, and accrued interest totaled $68,626. For the nine months ended September 30, 2003 and 2002, interest expense was $30,343 and $19,544 respectively. The accrued compensation is convertible into common stock discounted 10% at $0.32 per share for compensation earned through 2000, and at $0.05 and $0.14 per share in 2001 and 2002, respectively. During 2000, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of this debt for a period of one year. This agreement has been extended to September 30, 2004.

Consulting Agreement
--------------------

On September 30, 2003, the Company engaged The Janis Group ("Janis") to provide consulting and advisory services to assist with the implementation of the Company's business plan, specifically, to work with the Company to further its efforts in the commercialization of its proprietary waste management products. The initial fee for these services is $7,500.


NOTE 6 - STOCKHOLDERS' DEFICIT

Common Stock Transactions During the Nine Months Ended September 30, 2002
-------------------------------------------------------------------------

First Quarter 2002:
-------------------

The Company issued 500,000 registered shares of the Company's common stock and granted options to purchase 250,000 registered shares of the Company's common stock under an S-8 filing that are exercisable at $0.15 per share, for legal fees incurred in 2001 totaling $35,450. The market value of the stock at the date of issuance was $19,500. Therefore, a gain from the reduction of debt in the amount of $15,950 was recognized. (See Note 7).

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2003 (Unaudited)

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

Third Quarter 2002:
-------------------

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

Common Stock Transactions During the Nine Months Ended September 30, 2003
-------------------------------------------------------------------------

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2003 (Unaudited)

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

Third Quarter 2003:
-------------------

The Company issued 153,846 shares of common stock for proceeds of $10,000. The shares were sold at $0.065 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on an average prior to the sale.

In September 2003, the Company issued 20,000 shares of its common stock to a consultant for payment of accrued expenses. At the time of the grant, the shares were valued at $1,842 and were charged against accounts payable.

In September 2003, the Company issued 171,438 shares of its common stock to Fusion Capital under the Stock Purchase Agreement (see Note 8) for proceeds of $10,000 or $0.058 per share. The shares were issued under the Company's SB-2 registration that became effective on July 16, 2003.


NOTE 7 - GAIN FROM REDUCTION OF DEBT

During the quarter ended March 31, 2002, the Company issued 500,000 shares of common stock to pay legal fees of $35,450 incurred through December 31, 2001. The market value of the shares at the date of grant was $19,500. Therefore, the Company recognized the difference of $15,950 as a gain from the reduction of debt.

During the quarter ended September 30, 2003, the Company wrote-off $19,182 of trade debt, and recorded the total amount as a gain from the reduction of debt.


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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2003 (Unaudited)

The Company has authorized the sale and issuance of 20,000,000 shares of its common stock to Fusion Capital under the common stock purchase agreement. The Company filed a registration statement on Form SB-2 to register the underlying securities on May 15, 2003. The registration statement became effective on July 16, 2003.

Under the terms of the common stock purchase agreement, Fusion Capital received 1,678,022 shares of the Company's common stock as a commitment fee, valued at $151,022. The value of these shares has been recorded as stock offering fees. In addition, at such time as Fusion Capital has purchased $3,000,000 of the Company's common stock under the common stock purchase agreement, the Company will issue to Fusion Capital an additional 1,978,022 shares of common stock as an additional commitment fee. This commitment fee will be recorded when the contingencies are removed and the fee is earned. Unless an event of default occurs, these shares must be held by Fusion Capital until 30 months from the date of the common stock purchase agreement or the date the common stock purchase agreement is terminated. Under the common stock purchase agreement, on each trading day Fusion Capital is obligated to purchase a specified dollar amount of the Company's common stock. Subject to the Company's right to suspend these purchases at any time, and its right to terminate the agreement with Fusion Capital at any time Fusion Capital shall purchase on each trading day during the term of the agreement $10,000 of the Company's common stock. The Company may decrease this daily purchase amount at any time. The Company also has the right to increase the daily purchase amount at any time; provided however, it may not increase the daily purchase amount above $10,000 unless its stock price is above $.30 per share for five consecutive trading days.

In September 2003, Fusion Capital purchased 171,438 shares of the Company's common stock for $10,000 as part of this agreement (see Note 6). In addition, Fusion loaned the Company $20,000 against future purchases of shares under the Stock Purchase Agreement.


NOTE 9 - SUBSEQUENT EVENTS

In October 2003, the Company received $10,000 as a loan from Fusion against future purchases of shares under the Stock Purchase Agreement.




             (The remainder of this page left intentionally blank.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation
-----------------

Since 1996, Technology Visions has focused on the development and use of its polymer-based Polymer Encapsulation Technology ("PET") system as a method for stabilizing and encapsulating various radioactive and toxic waste materials leading to a final waste form for disposal. Since 2000, Technology Visions has introduced GMENT, a specialty grout treatment and stabilization technology as a method for subsurface waste stabilization.

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

On September 30, 2003, the Company engaged The Janis Group ("Janis") to provide consulting and advisory services to assist with the implementation of the Company's business plan, specifically, to work with the Company to further its efforts in the commercialization of its proprietary waste management products.

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

Valuation Of Long-Lived And Intangible Assets
---------------------------------------------

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

Income Taxes
------------

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

Results of Operations
---------------------

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002
-----------------------------------------------------------------------------

Technology Visions has not had any revenues since inception (January 1, 1995) through September 30, 2003. Accordingly, Technology Visions has, and continues to be, a development-stage company. With any development-stage company of this nature, there are inherent risks, which may prohibit Technology Visions from reaching commercial viability.

Research and development costs were $0, for the quarters ended September 30, 2003 and 2002. No research projects were underway during the current quarter. Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," was published in April 2003 by INEEL. Once the Company received this report, it was determined that all the testing and evaluation of its technologies at the Idaho Falls site had been completed. Therefore, there have been no expenditures during the three months ended September 30, 2003 for research and development. Technology Visions has recorded these costs as net of reimbursements from subcontractors.

General and administrative expenses were $119,637 in the current quarter compared to $147,303 in the comparable period last year. The decrease is mainly due to a reduction in consulting fees and the payment of back taxes in the prior year. Included in these amounts are salaries accrued for two officers in the amount of $75,000 for both periods, under the terms of their employment contracts.

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

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2002
----

Research and development costs were $0 and $103,290 for the nine months ended September 30, 2003 and 2002, respectively. No research projects were underway during the nine months ended September 30, 2003. Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," was published in April 2003 by INEEL. Once the Company received this report, it was determined that all the testing and evaluation of its technologies at the Idaho Falls site had been completed. Therefore, there have been no expenditures during the nine months ended September 30, 2003 for research and development. During the nine months ended September 30, 2002, Technology Visions purchased an exclusive licensing fee agreement for the sale and use of various products from Advanced Grout Systems, Ltd., an unrelated third party, for $30,000 and had research and development costs for the contract to complete the final reports from the grout project. From inception, research and development costs were $685,507. Technology Visions has recorded these costs as net of reimbursements from subcontractors.

General and administrative expenses were $477,033 in the current nine months compared to $394,735 in the comparable period last year. The increase is mainly due to consulting fees and the compensatory element of the stock options issued to the officers as part of their employment agreements. Included in these amounts are salaries accrued for two officers in the amount of $240,200 and $225,000, respectively, under the terms of their employment contracts. From inception, general and administrative expenses were $6,928,445 and the compensatory element of stock and stock options was $2,275,816.

Liquidity and Capital Resources
-------------------------------

The Company continues to incur operating losses as a result of being a development-stage company. The Company had cash of approximately $18,261 at September 30, 2003.

For the nine months ended September 30, 2003 and 2002, Technology Visions incurred net losses of $574,301 and $520,351, respectively. As of September 30, 2003, the Company had a stockholders' deficiency and a working capital deficiency of approximately $3,200,937 and $702,415, respectively. The Company is in arrears with certain of its payables and accrued liabilities. The Company requires additional funds to move into the marketing and commercialization of its technologies. From inception (January 1, 1995), Technology Visions has incurred net losses of $10,964,278. The report of Technology Visions' independent certified public accountants on the Company's December 31, 2002 financial statements notes that Technology Visions is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders' deficiency at December 31, 2002 and these conditions raise substantial doubt about Technology Vision's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) As of September 30, 2003, the Chief Executive Officer and the Chief Financial Officer have made an evaluation of the company's disclosure controls and procedures. Based upon this evaluation, in their opinion, the disclosure controls and procedures are effective.

(b) There have been no significant changes in Technology Visions' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                         None

ITEM 2.  CHANGES IN SECURITIES

In September 2003, the Company issued 20,000 shares of its common stock for payments to a consultant for payment against accrued expenses. The shares were valued at $0.092 per share per share and were intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

In September 2003, the Company issued 153,846 shares of its common stock for proceeds of $10,000. The shares were sold at $0.065 per share per share in a private placement intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.  OTHER INFORMATION

             None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits
                  --------
                  Exhibit 31.1 Certification of the Chief Executive Officer of Technology Visions Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 Certification of the Chief Financial Officer of Technology Visions Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Technology Visions Group, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002


              (b) Reports on Form 8-K
                  -------------------

                  On October 17, 2003, the Company filed a Form 8-K reporting under Item 4, the change in independent auditors from McKennon, Wilson, & Morgan, LLP to Kabani & Company, Inc.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2003 (Unaudited)

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

                                         TECHNOLOGY VISIONS GROUP, INC.
                                         ------------------------------
                                                  Registrant



Date: November 18, 2003                  By: /s/ James B. Lahey
                                         ---------------------------------------
                                         James B. Lahey, Chief Executive Officer
                                         Chairman of the Board of Directors

Date: November 18, 2003                  By: /s/  James A. Giansiracusa
                                         ---------------------------------------
                                         James A. Giansiracusa, Secretary
                                         Chief Financial Officer