Form 10KSB
period 2003-12-31
TECHNOLOGY VISIONS GROUP INC
filed 2004-04-14
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003       COMMISSION FILE NUMBER 0-25548


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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates based on the average bid and ask price as reported by the Over-the Counter: Bulletin Board "OTC:BB" of the NASD, as of April 12, 2004 was approximately $3,632,326.80.

CLASS                                             OUTSTANDING AT APRIL 12, 2004
Common Stock, $.001 par value                     65,528,192 SHARES


Transitional Small Business Disclosure Format (check one):  Yes [ ]   No  [XX]

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                                     PART I

Item 1.    Description of business..........................................  3

Item 2.    Description of property..........................................  8

Item 3.    Legal proceedings................................................  8

Item 4.    Submission of matters to a vote of security holders..............  8

                                     PART II


Item 5.    Market for common equity and related stockholder matters.........  9

Item 6.    Management's discussion and analysis or plan of operation........ 10

Item 7.    Financial statements............................................. 14

Item 8.    Changes in and disagreements with accountants on
           accounting and financial disclosure.............................. 14

Item 8A.   Controls and procedures.......................................... 14

                                    PART III

Item 9.    Directors and executive officers of the registrant; Compliance with Section 16(a) of the Securities Exchange Act of 1934;
           Code of ethics................................................... 15

Item 10.   Executive compensation........................................... 17

Item 11.   Security ownership of certain beneficial owners and management and related stockholder matters.................................. 19

Item 12.   Certain relationships and related transactions................... 21

Item 13.   Exhibits and reports on Form 8-K................................. 22

Item 14.   Principal accountant fees and services........................... 23

                                     PART I

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "plans," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters described herein and certain other factors noted throughout this report and in any exhibits to this report, constitute cautionary statements identifying important factors with respect to any such forward-looking statements including certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

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

Technology Visions operates under its current mandate as an applied research and development company and technology portal that employs and retains independent engineers, research consultants, research institutes, universities and other consultants as needed to develop and analyze technologies. Technology Visions has developed or acquired technologies that it believes have potential to yield commercially viable products. These technologies include Polymer Encapsulation Technology ("PET") and GMENT treatment and stabilization systems, designed for the treatment of low-level radioactive waste. None of the technologies are currently in commercial use.

Business activities over the past years have focused predominantly on identifying, developing and familiarizing potential end users, or consumers, of PET and GMENT treatment and stabilization systems, including governmental entities, with the testing and evaluation work completed and funded to date by Lockheed Martin Idaho Technology Co. ("Lockheed") and Bechtel BWXT Idaho LLC ("Bechtel"). Technology Visions functions as a subcontractor to Lockheed and/or Bechtel BWXT and is paid a fixed fee for each contract, which must be completed within the designated time frame. Technology Visions is responsible for completing the test and evaluation tasks designated by the contractor. The contractor then submits a final report with recommendations to the U.S. Department of Energy ("DOE").

Technology Visions believes that the approval of the GMENT material by federal and state agencies for the treatment and stabilization of buried low-level radioactive mixed waste in identified areas of the Subsurface Disposal Area ("SDA") located at the DOE site in Idaho Falls, Idaho, could provide initial and significant revenues for the company. Technology Visions also believes that with the acceptance and approval of GMENT in Idaho, opportunities exist at other DOE waste sites within the United States that have similar waste problems and offer potential future revenues.

Since 1995, Technology Visions has spent approximately $685,507 for research and development activities. In the last two fiscal years, Technology Visions has spent approximately $108,290 for research and development activities. Research and development expenses consist of the preparation of PET and GMENT product samples for evaluation in the encapsulation of low-level radioactive waste for final disposal or as a method for transporting waste to an interim or final disposal site. These costs were borne directly by Technology Visions.

Technology Visions completed all the testing and evaluation of its technologies at the Idaho Falls site with the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by INEEL. Therefore, there have been no expenditures during the year ended December 31, 2003 for research and development. The Company is moving into position to begin the marketing and commercialization phase of its development.

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

2. GMENT Technology

In the spring of 2000, Technology Visions jointly developed with Advanced Grout Systems Ltd. a second product suitable for waste cleanup, GMENT. Advanced Grout Systems, Ltd. has exclusively licensed GMENT to Technology Visions for distribution, marketing and sale. GMENT is a cementitous grout that contains proprietary materials that not only stabilize certain wastes but also treat specific hazardous elements within the waste. The GMENT grouting process may be used to entomb high contaminant waste buried in low-level radioactive mixed waste. The grouting process provides a safe, low cost method to contain the waste versus excavating, transporting and the separate processing of the buried waste. It has been developed for use in the containment of mixed low-level in-situ waste and has successfully completed laboratory, field implementability testing and a Full Scale Field evaluation under a contract funded by Bechtel. GMENT has been developed for use in standard, jet grouting application equipment. It is injected into the waste-containing site at standard room temperatures at pressures between 6,000 and 8,000 psi.

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

This additive enhanced, cement-based product has undergone extensive laboratory and field testing and evaluation and was chosen over five other competing grout materials as the material of choice to treat and stabilize a surrogate radioactive mixed waste at the Cold Test Pit South located at the Subsurface Disposal Area at the DOE site in Idaho Falls, Idaho. The technology is ready for commercialization and deployment to the field.

CURRENT STATUS

In June 2000, Bechtel awarded Technology Visions a contract to evaluate six grout materials submitted by different manufacturers for the stabilization and encapsulation of DOE's mixed low level in-situ contaminated waste stored at the Idaho National Engineering and Environmental Laboratory ("INEEL") SDA site located in Idaho Falls, Idaho. One of the six grouts was GMENT. There are approximately 78,000,000 cubic feet of stored mixed low level in-situ contaminated waste located at seven DOE sites located within the United States; 25,900,000 cubic feet of this waste is stored at the Idaho Falls site.

The laboratory evaluation study of the six grouts conducted at the University of Akron laboratories and completed in February 2001 concluded that three of the grout candidates, including GMENT, should be taken to the field for Phase II testing.

In April 2001, the Phase II Field Implementability Testing was conducted by Applied Geotechnical Engineering and Construction Company at a site located near Richland, Washington. Upon completion of the field-testing, GMENT was the grout selected from the three candidates for the Phase III Full Scale Field evaluation to be conducted at the Cold Test Pit at the Idaho DOE facility in October 2001. Technology Visions provided 100 tons of GMENT grouting material for the Phase III Pilot Scale Field Evaluation.

During the Phase III Full Field Scale Field evaluation, GMENT was blended into a solution using a high shear mixer located at a ready mix concrete plant located in Idaho Falls, Idaho. The mixture was then delivered to the INEEL Cold Test Pit Site, adjacent to the INEEL Radioactive Waste Management Complex, and jet grouted into a subsurface trench containing surrogate buried mixed waste, designed to mostly nearly replicate that waste existing in the pits and trenches in SDA.

The grouting equipment, used at the Cold Test Pit Site, included a Casagrande C-6 Drill System, a Casagrande Jet-5 high-pressure pump, and a vortex mixing system. The GMENT solution, when cured, is designed to bind toxic and hazardous contaminates, filling voids and encapsulating radioactive waste in place, rendering it environmentally safe. Final monoliths are solid stand-alone blocks containing a mixture of GMENT, buried waste and soil.

Testing results met all criteria established by state and federal regulatory agencies. Bechtel prepared the final report which has been submitted to the DOE, Assistant Secretary for Environmental Management. This report was published in April 2003. The DOE is in the process of reviewing the report and will either submit it to other federal and state agencies including the State of Idaho, EPA and other local interest groups for input and final approval, or request that additional work be completed prior to those submissions. It is estimated that this approval process could take between 12 and 18 months. As of the date of this report, the DOE is still in the approval process.

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

During the last few years, Technology Visions has engaged a team of consultants who are specialists in disciplines not present in Technology Visions. Specific areas of focus include:

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

To date, Technology Visions' PET and GMENT have passed all the applicable tests, including the American Society of Testing Materials certification required by the contracts with Lockheed Martin and Bechtel, the EPA and state and federal agencies.

The final report on PET prepared by Bechtel BWXT LLC/INEEL recommended in its submittal to the DOE that a pilot plant demonstration be conducted to test and evaluate engineering criteria, disposal parameters and product transportation scenarios. Other recommendations included encapsulation and mixing studies utilizing actual radioactive materials.

Governmental approval necessary for Technology Visions' and others use of PET with calcine waste will require the completion of the above testing. Funding for the completion of this work, estimated by the company at $250,000, will specifically address the PET technology. The additional work necessary to complete the commercialization of PET cannot begin until the required funding is available and will require an estimated 12 to 18 months for completion.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Technology Visions maintains its principal executive offices in Carlsbad, California where it occupies a 1,500 square-foot office at 5950 La Place Court, Suite 155, Carlsbad, California 92008 pursuant to a lease from an unaffiliated third party for $2,488 per month until October 2003 when the rent was increased to $2,567. The lease expires in July 2004.

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

ITEM 3.  LEGAL PROCEEDINGS

At December 31, 2003, Technology Visions was not a party to any material litigation.

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

The following table shows the high and low bid prices as reported by the OTC:BB for the Company's common stock for the years ended December 31, 2003 and 2002. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                            Bid Price of Common Stock
                            -------------------------
Year 2002
Quarter Ended                                     High                   Low
                                                  ----                   ---

3/31/2002                                         $0.18                 $0.03
6/30/2002                                         $0.13                 $0.05
9/30/2002                                         $0.18                 $0.05
12/31/2002                                        $0.19                 $0.06

Year 2003
Quarter Ended                                     High                   Low
                                                  ----                   ---

3/31/2003                                         $0.16                 $0.07
6/30/2003                                         $0.20                 $0.07
9/30/2003                                         $0.12                 $0.05
12/31/2003                                        $0.10                 $0.05

(b) HOLDERS

As of December 31, 2003, there were approximately 2,500 holders of record of the Company's common stock. The transfer agent for the Company is North American Transfer Company of Freeport, New York.

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

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

Since 1996, Technology Visions has focused on the development and use of its polymer-based Polymer Encapsulation Technology ("PET") System as a method for stabilizing and encapsulating various radioactive and toxic waste materials leading to a final waste form for disposal. During the past few years, Technology Visions has introduced GMENT, a specialized grout treatment and stabilization technology as a method for subsurface waste stabilization.

To commercialize the PET technology and obtain governmental approval for its use, Technology Visions must complete additional testing. Funding for the completion of this work is estimated by the company at $250,000. It is also estimated that once funding becomes available to begin this work, it will require 12 to 18 months to complete. Once completed, Technology Visions intends to market this product for use by the DOE or other applications where the benefits of PET can be utilized.

Currently, Technology Visions is focused on developing GMENT. GMENT is licensed exclusively to Technology Visions and is a trademark of Advanced Grout Systems. GMENT is a cementitous grout that contains proprietary materials, which not only stabilize certain wastes but also treat specific hazardous elements within the waste. It has been developed for use in the containment of buried low-level radioactive mixed waste.

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

As with the development of any new technology, until a commercial product has been developed, purchased and utilized by a third party, the efficacy of the product is in question. But Technology Visions believes that based on the developments to date, the company should anticipate a commercial product in the next 12 to 18 months after Volume II from the subject project is received and final government approval is received. However, Technology Visions' ability to market existing technologies and to acquire new technologies may ultimately be limited by its lack of financial resources.

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

With the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by INEEL, we believe we have completed all the initial and intermediate testing and evaluation of our GMENT technology at the Idaho Falls site. Technology Visions is currently moving into position to begin the marketing and commercialization phase of its development.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During 2003, we estimated the allowance on net deferred tax assets to be one-hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
---------------------------------------------------------------------

Technology Visions has not had any revenues since inception (January 1, 1995) through December 31, 2003. Accordingly, the Company has, and continues to be, a development-stage company. With any development-stage company of this nature there are inherent risks, which may prohibit Technology Visions from reaching commercial viability. As with the development of any new technology, until a commercial product has been developed, purchased, and utilized by a third party, the efficacy of the product is in question and Technology Visions will continue to incur losses. Until completion of the final development of a technology and the commencement of sales, Technology Visions will have no operating revenues but will continue to incur substantial expenses.

Technology Visions received $-0- and $22,969 from the sale of GMENT, respectively, in the fiscal years ended December 31, 2003 and 2002 as part of the testing procedures. These amounts are included as other income in the accompanying financial statements. These sales represented the remaining tasks with the scope of work of the current Bechtel BWXT Idaho, LLC test and evaluation contract.

General and administrative expenses were $647,457 in the current fiscal year compared to $484,115 in the comparable period last year. The increase is due to increased professional and consulting fees, as we move into the new phase of operations. We are continuing to maintain minimal overhead. Included in such amounts are salaries accrued for two officers in the amount of $315,200 and $302,600 respectively, under the terms of their employment contracts, including amounts recorded as additional compensation for stock options granted. The main difference is in the value of the stock options granted. From inception, general and administrative expenses were $7,077,313 and the compensatory element of stock and stock options was $2,280,216.

During the current fiscal year, research and development costs for GMENT were $-0- compared to $108,290 in fiscal year 2002. No research projects were underway during the current year. Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," was published in April 2003 by INEEL. Once we received this report, it was determined that all the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site had been completed. The test results using surrogate waste are now being confirmed substituting actual radioactive waste. Therefore, there have been no expenditures during the year ended December 31, 2003 for research and development. Of the amount in 2002, the Company incurred $76,290 of amounts owing for the final reports from the grout project. In addition, the Company purchased an exclusive licensing fee agreement for the sale and use of various products from Advanced Grout Systems, Ltd., an unrelated third party, for $30,000. From inception, research and development costs were $685,507. Technology Visions has recorded these costs as net of reimbursements from subcontractors.

LIQUIDITY AND CAPITAL RESOURCES

Technology Visions continues to incur operating losses as a result of being a development-stage company.

For the years ended December 31, 2003 and 2002, Technology Visions incurred net losses of approximately $720,194 and $641,384, respectively. As of December 31, 2003, the Company had a stockholders' deficiency and a working capital deficiency of approximately $3,332,430 and $1,084,999, respectively. Also, the Company is in arrears with substantially all of its payables. We require additional funds to move into the marketing and commercialization of our technologies. From inception (January 1, 1995), Technology Visions has incurred net losses of $11,110,171. The report of Technology Visions' independent certified public accountants notes that Technology Visions is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders' deficiency at December 31, 2003 and these conditions raise substantial doubt about Technology Vision's ability to continue as a going concern.

Net cash used by operating activities was $257,794 compared to $238,657 for the years ended December 31, 2003 and 2002, respectively, for an increase of $19,137. We had cash of approximately $2,589 at December 31, 2003.

During the current year, $2,030 was used in investing activities for the purchase of new computers.

Net cash provided by financing activities was $234,099 for the current year compared to $204,000 for the prior year for an increase of $30,099. Of this amount, $35,000 and $243,000 came from the sale of stock for the years ended December 31, 2003 and 2002, respectively. The current year included $139,099 in proceeds from stockholder loans, $20,000 from the stock purchase agreement with Fusion Capital and $40,000 in loan proceeds. In the prior year, $110,000 was used as payment on convertible debentures and had $71,000 in loan proceeds.

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

In April 2003, the Company entered into a common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement $10,000 of the Company's common stock up to an aggregate of $6.0 million. The Company has authorized the sale and issuance of 20,000,000 shares of its common stock to Fusion Capital under the common stock purchase agreement. These shares were registered on a Form SB-2 that became effective July 16, 2003. During the current fiscal year, Fusion Capital has purchased a total of 371,438 shares of the Company's common stock for $20,000 as part of this agreement. In addition, Fusion loaned the Company $30,000 during the year ended December 31, 2003 against future purchases of shares under the Stock Purchase Agreement.

Technology Visions does not expect to make any significant capital purchases in 2004, except for possible equipment for the PET or GMENT treatment systems.

ITEM 7.  FINANCIAL STATEMENTS

The Company's audited financial statements are listed in the Index to Financial Statements and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 10, 2003, pursuant to the approval of the Board of Directors of Technology Visions, Technology Visions dismissed the accounting firm of McKennon, Wilson & Morgan LLP as its independent auditors. On October 10, 2003, Technology Visions engaged the accounting firm of Kabani & Company, Inc., C.P.A.'s, located in Fountain Valley, California, as its new independent accountants. This information was previously reported in the Company's Form 8-K dated October 10, 2003.

ITEM 8A. CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer made an evaluation of the company's disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) of the Securities Exchange Act). Based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 under the Exchange Act, in their opinion, the disclosure controls and procedures are effective.

(b) During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT; CODE OF ETHICS

The following table sets forth information concerning the directors and executive officers of Technology Visions:

NAME                           AGE           TITLE
----                           ---           -----

James B. Lahey                  69           Chairman of the Board of Directors,
                                             President, Chief Executive Officer,
                                             and Director
James A. Giansiracusa           55           Chief Operating Officer, Secretary,
                                             Chief Financial
                                             Officer and Director
Stephen V. Prewett              61           Consultant, Director
Ian C. Gent                     62           Director
William N. Whelen, Jr.          66           Director

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

DR. STEPHEN V. PREWETT has been a consultant to Technology Visions since July 1994 and has provided technological assessment support, technology transfer guidance, and license agreement negotiations. He became a director of Technology Visions in April 1995. Dr. Prewett has extensive nuclear industry experience and has served in a variety of positions with the Department of Energy, including Senior Nuclear Engineer from 1976 to 1982. Dr. Prewett was also Director of Environmental Safety and Health and Manager of Environmental Affairs with Gen Corp, a multi-national manufacturing company from 1982 to 1984. Dr. Prewett's background includes market assessment, identifying teaming partners for new technology implementations, and strategy assessment to identify market trends and industry growth areas. Dr. Prewett received a Bachelor of Science in Applied Physics degree from East Carolina University, and Masters and Doctorate degrees from Virginia Polytechnic Institute in Nuclear Science and Engineering.

WILLIAM N. WHELEN, JR. was appointed a director of Technology Visions in September 1996. Currently, Mr. Whelen consults with various public and private companies through W.N. Whelan and Co. Mr. Whelen serves on the board of Alpha Online Power Corporation, a public company, and serves on an investment committee for the Episcopal Diocese of Delaware. He holds a Bachelor of Science Degree in Electrical Engineering from Widener University of Chester, Pennsylvania.

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

Audit Committee Financial Expert

The Company does not have an audit committee financial expert serving on its audit committee as it is still in the development stage.

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

Based solely upon a review of the copies of the forms furnished to Technology Visions and information involving securities transactions of which Technology Visions is aware, Technology Visions is aware of two officers and directors who failed to timely file reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2003.

James A. Giansiracusa, Chief Operating Officer, Chief Financial Officer, Secretary and a director of the company, failed to timely file a Form 4 for the acquisition of options to purchase 100,000 shares at an exercise price of $.05 per share on January 1, 2003. A Form 4 reporting this transaction was subsequently filed on April 15, 2003. Mr. Giansiracusa also failed to file Form 4s to report the disposition of 50,000 and 15,667 shares, respectively, on February 21, 2003, the disposition of 50,000 and 150,000 shares, respectively, on September 2, 2003, and the disposition of 100,000, 4,000, 4,000 and 20,000 shares, respectively, on December 23, 2003. Mr. Giansiracusa filed a Form 5 on March 25, 2004 reporting these transactions.

James Lahey, President, Chief Executive Officer and a director of the company, failed to timely file a Form 4 for the acquisition of options to purchase 100,000 shares at an exercise price of $.05 per share on January 1, 2003. A Form 4 reporting this transaction was subsequently filed on April 15, 2003. Mr. Lahey also failed to file Form 4s to report the disposition of 70,000 shares on February 21, 2003, the disposition of 300,000 shares on May 15, 2003, the disposition of 100,000 shares on June 6, 2003 and the disposition of 300,000 shares on July 29, 2003. Mr. Lahey timely filed a Form 5 on February 10, 2004 to report these transactions.

CODE OF ETHICS

We have adopted a code of ethics that applies to our board of directors and a code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. These codes of ethics will be provided to any person without charge, upon request, by sending such request to us at our principal office.

ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table presents, for each of the last three fiscal years, the annual compensation earned by the chief executive officer and the most highly compensated executive officers of Technology Visions for the three fiscal years ended December 31, 2003:

                                     TABLE 1. SUMMARY COMPENSATION TABLE

Name and                                                                          Securities
Principal                                                       Other Annual      Underlying
Position                   Year      Salary          Bonus      Compensation     Options/SARS
--------                   ----      ------          -----      ------------     ------------
James B. Lahey             2003     $150,000 (1)      $-             $-        100,000 shares (4)
CEO, President             2002     $150,000 (1)      $-             $-        100,000 shares (4)
                           2001     $120,000 (2)      $-             $-                    -

James A. Giansiracusa      2003     $150,000 (1)      $-             $-        100,000 shares (4)
COO, CFO, Secretary        2002     $150,000 (1)      $-             $-        100,000 shares (4)
                           2001     $132,000 (3)      $-             $-                    -

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

           (4) Under the employment agreements with Mr. Lahey and Mr. Giansiracusa, a total of 200,000 option shares with an exercise price of $.05 per share have been granted to the officers. The options were valued at $15,200.

                                     TABLE 2. OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                   (Individual Grants)
      ---------------------- ------------------ ------------------- --------------- ---------------- -----------------
                                                 PERCENT OF TOTAL
                                 NUMBER OF        OPTIONS/SARS
                                 SECURITIES        GRANTED TO
                                 UNDERLYING         EMPLOYEES          EXERCISE OR     MARKET PRICE
                                OPTIONS/SARS       IN THE LAST         BASE PRICE       ON DATE OF        EXPIRATION
               NAME              GRANTED (#)       FISCAL YEAR           ($/SH)           GRANT              DATE
      ---------------------- ------------------ ------------------- --------------- ---------------- -----------------
       James B. Lahey, CEO
          and President            100,000             50%               $.05            $.14         January 1, 2008
      ---------------------- ------------------ ------------------- --------------- ---------------- -----------------
            James A.
       Giansiracusa, COO,
        CFO and Secretary          100,000             50%               $.05            $.14         January 1, 2008
      ---------------------- ------------------ ------------------- --------------- ---------------- -----------------

EMPLOYMENT AGREEMENTS

On January 1, 2002, the Company renewed its employment agreements with its current officers, James Lahey and James Giansiracusa. The two agreements provide for annual salaries of $150,000 each, expire January 1, 2004, and provide for automatic annual renewals thereafter. In addition to the salaries, the agreement grants each officer 50,000 shares of Series A Convertible Preferred stock and 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire January 1, 2008. A total of 200,000 option shares were granted to the officers during the year and $15,200 was recorded as additional compensation based on the difference between the market price and the exercise price at the date of grant. The Series A Convertible Preferred stock has not been issued.

2002 NON-QUALIFIED STOCK COMPENSATION PLAN

In 2002, the Board of Directors adopted the 2002 Non-Qualified Stock Compensation Plan (the "Stock Plan") as a method for Technology Visions to compensate key employees, advisors and consultants by issuing them shares of its capital stock or options to purchase shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the Company's cash resources. The Board of Directors reserved five million (5,000,000) shares of its $.001 par value common stock for issuance under the Stock Plan. Options to purchase 200,000 shares of common stock at an exercise price of $.05 per share have been issued to James Giansiracusa and James Lahey, respectively, under the Stock Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2003, information regarding shares of common stock owned by (a) each person known by management to beneficially own more than 5% of the outstanding common stock, (b) each of Technology Visions' directors, and (c) all executive officers and directors of Technology Visions as a group:

Name and Address of                           Amount and Nature of           Percent of Outstanding
Beneficial Owner                            Beneficial Shares Owned                 Ownership
----------------                            -----------------------                 ---------

Officers and Directors:

James B. Lahey (1)                                1,807,144                         2.8%
Carlsbad Research Center
5950 La Place Court, Suite 155
Carlsbad, CA 92008

James A. Giansiracusa (1)                         1,902,000*                          3%
Carlsbad Research Center
5950 La Place Court, Suite 155
Carlsbad, CA 92008

Ian C. Gent                                         350,000                          <1%
Carlsbad Research Center
5950 La Place Court, Suite 155
Carlsbad, CA 92008

Stephen V. Prewett                                  600,000                          <1%
Carlsbad Research Center
5950 La Place Court, Suite 155
Carlsbad, CA 92008

William N. Whelen, Jr.                              650,000                           1%
Carlsbad Research Center
5950 La Place Court, Suite 155
Carlsbad, CA 92008

All Officers and Directors as a group             5,309,144                         8.2%
(5 persons)

Others:

Ruth P. Brittingham                               4,302,292                         6.7%
O. G. Sansone & Colleen Sansone                   4,768,133                         7.4%
Richard Benveniste                                5,814,538                           9%

*1,299,999 shares have not yet been issued to Mr. Giansiracusa.
(1) Includes 200,000 shares underlying options at an exercise price of $.05 per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                              NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE
                                      NUMBER OF SECURITIES                                     FOR FUTURE ISSUANCE
                                        TO BE ISSUED UPON            WEIGHTED-AVERAGE             UNDER EQUITY
                                           EXERCISE OF               EXERCISE PRICE OF         COMPENSATION PLANS
                                      OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
                                       WARRANTS AND RIGHTS          WARRANTS AND RIGHTS       REFLECTED IN COLUMN (a))
         PLAN CATEGORY                         (a)                          (b)                          (c)
         -------------                         ---                          ---                          ---
Equity compensation
plans approved by
security holders                            None                             None                     None

Equity compensation
Plans not approved by
Security holders                            950,000                         $0.15                    4,600,000
                                           ---------                        -----                   -----------

Total                                       950,000                         $0.15                    4,600,000

2002 NON-QUALIFIED STOCK COMPENSATION PLAN

In 2002, the Board of Directors adopted the 2002 Non-Qualified Stock Compensation Plan (the "Stock Plan") as a method for Technology Visions to compensate key employees, advisors and consultants by issuing them shares of its capital stock or options to purchase shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the Company's cash resources. The Board of Directors reserved five million (5,000,000) shares of its $.001 par value common stock for issuance under the Stock Plan. Options to purchase 200,000 shares at an exercise price of $.05 have been granted under the Plan to James B. Lahey and James A. Giansiracusa, respectively, officers of the Company. As of December 31, 2002, these options remain unexercised.

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

INDIVIDUAL COMPENSATION ARRANGEMENTS

In 2000, Technology Visions entered into a consulting agreement with Richard O. Weed, an attorney, for legal services. In connection with this agreement, the company granted Mr. Weed an option to purchase 150,000 shares of common stock at an exercise price of $.45 per share. These options expire December 31, 2004. In February 2002, for further compensation, Mr. Weed was granted an additional option to purchase 250,000 shares of common stock at an exercise price of $.15 per share. These options expire February 7, 2005. As of December 31, 2002, these options remain unexercised. Under Mr. Weed's agreement with the company, he is entitled to options to purchase 50,000 share of common stock every six months. The exercise price of the option is 125% of the fair market value on the day of the grant. The options expire three years from issuance. On July 17, 2002, Mr. Weed was granted options to purchase 50,000 shares at an exercise price of $.0875 per share, expiring July 17, 2005. On January 17, 2003, Mr. Weed was granted options to purchase 50,000 shares at an exercise price of $.125 per share, expiring January 17, 2005. On July 17, 2003, Mr. Weed was granted options to purchase 50,000 shares at an exercise price of $.125 per share, expiring July 17, 2005. Total expense for the granting of these options was $4,400.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 27, 1997, Technology Visions entered into an installment loan agreement with an individual shareholder to borrow $300,000, payable in $100,000 installments on May 27, 1997, September 5, 1997 and December 3, 1997. As of December 31, 1998, the shareholder had advanced Technology Visions $299,500 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan agreement provides for a minimum semi-annual interest payment of $6,000 commencing December 6, 1997, which was paid in January 1998. Technology Visions has defaulted on its remaining semi-annual interest payments. No principal or interest payments have been made during the current fiscal year. Accrued interest at December 31, 2003 was $225,190. The installment note is collateralized by Technology Visions' rights, titles and patents, to a technology known as the Polymer Encapsulation Technology.

In March 2003, the Company entered into a new agreement with a shareholder whereby the shareholder loaned the Company $10,000. The shareholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. This note matures on July 21, 2003. Accrued interest at December 31, 2003 was $800.

As of December 31, 2003, James Lahey and James Giansiracusa, officers of the company advanced the company a total of $332,440 for funding the continuing operations of the company. The loans bear interest between 8% and 10% per annum and are convertible into common stock at a 20% discount to the average five-day market price prior to the conversion date. Accrued interest on these loans totals $100,041 as of December 31, 2003. In April 2002, the officers agreed to forbear any collection of this debt until January 1, 2005.

In April 2002, James Lahey, James Giansiracusa, and Stephen Prewett, a former officer of the Company, agreed to waive any default resulting from unpaid amounts due to them for compensation effective until December 31, 2003. At that time, the Board of Directors approved accruing interest on all unpaid salary beginning with salaries accrued in the year ending December 31, 2001, at 8% per annum and going forward. Accrued officer's compensation unpaid at December 31, 2003 totaled $1,838,724, and accrued interest totaled $84,332. The accrued compensation is convertible into common stock discounted 10% at $0.32 per share for compensation earned through 2000, at $0.05 and $0.14 per share in 2001 and 2002, respectively and $.07 in 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

(3.1)          Articles of Incorporation. (1)
(3.2)          Certificate of Amendment to Articles of Incorporation. (3)
(3.3)          Amended and Restated By-laws. (1)
(4.1)          Form of Common Stock Certificate of Orbit Technologies, Inc. (1)
(4.2)          Certificate of Determination of the Rights and Preferences of
               Preferred Stock of Orbit Technologies, Inc. (1)
(10.9)         2002 Non-Qualified Stock Option Plan (2)
(10.10)        Employment Agreement with James B. Lahey(5)
(10.11)        Employment Agreement with James A. Giansiracusa(5)
(10.12)        Trademark License and Technology Agreement with Advanced Grout
               Systems, Ltd (3)
(10.13)        Fee Agreement for Professional Services with Richard O. Weed
               (2)(4)
(14.1)         Code of Ethics for the Board of Directors
(14.2)         Code of Ethics for Executive Officers
(31.1)         Certification of the Chief Executive Officer of Technology
               Visions Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002
(31.2)         Certification of the Chief Financial Officer of Technology
               Visions Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002
(32.1)         Certification of the Chief Executive Officer and Chief Financial
               Officer of Technology Visions Group, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

         (2) Previously filed as an exhibit to Technology Visions' Form S-8 filed February 22, 2002 (File No. 333-83192)

         (3) Previously filed as part of the Form 10-KSB for the Period Ending December 31, 2001.

         (4) Previously filed as an exhibit to Technology Visions' Form S-8 filed November 1, 2000 (File No. 333-49220)

         (5) Previously filed as part of the Form 10-KSB for the Period Ending December 31, 2002.

(b) REPORTS ON FORM 8-K

 On October 17, 2003, Technology Visions filed a Form 8-K dated October 10, 2003, reporting under Item 4 that it dismissed the accounting firm of McKennon, Wilson & Morgan LLP as its independent auditors. The company also reported that on October 10, 2003, it engaged the accounting firm of Kabani & Company, Inc., C.P.A.'s, located in Fountain Valley, California.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $33,600 and $61,300 for the years ended December 31, 2003 and 2002, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and not reported under Item 1 were $11,000 and $-0- for the years ended December 31, 2003 and 2002, respectively. The nature of the services comprising such fees was the review of the Form SB-2 filed by the Company.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $2,750 and $8,440. The nature of the services comprising such fees was preparation of tax returns for the Company.

(4) All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than services listed in Items 1 to 3 above.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Technology Visions Group, Inc.

Date:    April 14, 2004                By:    /S/ JAMES B. LAHEY
                                              ------------------

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

           NAME                                         TITLE                         DATE
           ----                                         -----                         ----
/S/ JAMES B. LAHEY                         Chief Executive Officer and           April 14, 2004
----------------------------               Chairman of the Board (Chief
James B. Lahey                             Executive Officer)


/S/ JAMES A. GIANSIRACUSA                  Chief Operating Officer, Chief        April 14, 2004
----------------------------               Financial Officer (Chief
James A. Giansiracusa                      Financial and Accounting
                                           Officer), Secretary, and Director


/S/ IAN C. GENT                            Director                              April 14, 2004
----------------------------
Ian C. Gent


/S/ STEPHEN V. PREWETT                     Director                              April 14, 2004
----------------------------
Stephen V. Prewett


/S/ WILLIAM N. WHELEN                      Director                              April 14, 2004
----------------------------
William N. Whelen, Jr.

                                   TECHNOLOGY VISIONS GROUP, INC.
                                    (A DEVELOPMENT-STAGE COMPANY)

                                    INDEX TO FINANCIAL STATEMENTS
                                    -----------------------------

Description                                                                                     Page
-----------                                                                                     ----
Independent Auditors' Report - December 31, 2003.................................................F-2

Independent Auditor's Report - December 31, 2002.................................................F-3

Balance Sheet as of December 31, 2003............................................................F-4

Statements of Operations for the Years Ended December 31, 2003 and 2002, and for the
   Period from Inception, January 1, 1995 through December 31, 2003..............................F-5

Statements of Stockholders' Deficit for the Period from Inception, January 1,
   1995 through December 31, 2001, and for the Years Ended December 31, 2003 and 2002............F-6

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002,
   and for the Period from Inception, January 1, 1995 through December 31, 2003..................F-9

Notes to Financial Statements...................................................................F-11

                                                F-1

                INDEPENDENT AUDITORS' REPORT - DECEMBER 31, 2003
                ------------------------------------------------

To the Stockholders of
Technology Visions Group, Inc.

We have audited the accompanying balance sheet of Technology Visions Group, Inc., a development-stage company as of December 31, 2003, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2003, and from the period from inception, January 1, 1995 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Visions Group, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003, and for the period from inception, January 1, 1995, through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is a development-stage company with no revenues from its intended operations, has recurring losses, and has a working capital deficiency of $1,084,199 and stockholders' deficiency of $3,291,630 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/ Kabani & Company
Fountain Valley, California
April 6, 2004

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders of
Technology Visions Group, Inc.

We have audited the accompanying statements of operations, stockholders' deficit and cash flows of Technology Visions Group, Inc., a development-stage company, for the year ended December 31, 2002, and from the period from inception, January 1, 1995 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows Technology Visions Group, Inc. for the year ended December 31, 2002, and for the period from inception, January 1, 1995 through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is a development-stage company with no revenues from its intended operations and has recurring losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/ McKennon, Wilson & Morgan LLP

Irvine, California
March 28, 2003

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2003


                                     ASSETS

Cash & cash equivalents                                            $      2,589
                                                                   -------------
      Total current assets                                                2,589

Property and equipment, net of accumulated depreciation
      of $114,209                                                         3,265
Other assets                                                              4,800
                                                                   -------------
      Total assets                                                 $     10,654
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                   $    308,076
Accrued expenses                                                         19,480
Loan advance                                                             30,000
Current portion of notes payable to related parties                     375,500
Accrued interest to related parties                                     354,532
                                                                   -------------
      Total current liabilities                                       1,087,588

Notes payable to related parties                                        332,439
Accrued officers and directors compensation                           1,923,057
                                                                   -------------
      Total liabilities                                               3,343,084

Commitments                                                                  --

Stockholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized;
      none issued and outstanding                                            --
Common stock, $.001 par value; 100,000,000 share authorized;
      64,434,158 issued and outstanding                                  64,434
Additional paid-in-capital                                           14,824,372
Accumulated deficit                                                 (18,071,221)
Stock offering costs                                                   (150,015)
                                                                   -------------
      Total stockholders' deficit                                    (3,332,430)

                                                                   -------------
      Total liabilities and stockholders' deficit                  $     10,654
                                                                   =============

              See accompanying notes to these financial statements.

                                   Technology Visions Group, Inc.
                                    (A Development Stage Company)
                                      Statements of Operations

                                                                                      For the period
                                                                                       of Inception,
                                                                                      from January 1,
                                                        For the Year Ended             1995 through
                                                           December 31,                December 31,
                                                     2003               2002               2003
                                                --------------     --------------     --------------
Revenues                                        $          --      $          --      $          --

Costs and expenses:
      Research and development                             --            108,290            685,507
      General and administrative expenses             625,901            484,115          7,077,313
      Compensatory element of stock options            21,556              5,850          2,280,216
      Loss from litigation settlement, net                 --                 --            476,350
      Impairment of patent                             14,937                 --             55,477
      Impairment of property & equipment                   --                 --            223,064
                                                --------------     --------------     --------------
Operating loss                                       (662,394)          (598,255)       (10,797,927)

Other income and (expenses):
      Interest income                                      24              1,168              1,192
      Gain from reduction in debt                      56,058             31,632          1,354,330
      Interest expense                               (114,367)           (98,898)        (1,846,447)
      Other income                                        485             22,969            717,624
      Financing costs                                      --                 --           (383,600)
      Debt conversion expense                              --                 --           (155,343)
                                                --------------     --------------     --------------
Net loss                                        $    (720,194)     $    (641,384)     $ (11,110,171)
                                                ==============     ==============     ==============


Basic and dilutive net loss per share           $       (0.01)     $       (0.01)
                                                ==============     ==============

Weighted average number
      of shares outstanding                        64,299,375         57,292,035
                                                ==============     ==============

                        See accompanying notes to these financial statements.

                                                   Technology Visions Group, Inc.
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Deficit
                              For the Period from Inception, January 1, 1995 through December 31, 2001,
                                           For the Years Ended December 31, 2002 and 2003

                                                                                                Unearned        Notes
                                                                                              Compensation   Receivable
                                             Common Stock          Additional                     and       From Issuance
                                      -------------------------     Paid-in      Accumulated    Finance       of Common
                                         Shares        Amount       Capital        Deficit      Charges         Stock       Total
                                      ----------------------------------------------------------------------------------------------
Balances at December 31, 1994          17,176,867    $ 171,769    $ 5,903,191    $(6,961,050)   $      --    $    --    $  (886,090)
Amortization of unearned
  compensation                                 --           --             --             --      720,000         --        720,000
Compensatory element of stock
  options                                      --           --      2,119,476             --     (720,000)        --      1,399,476
Amortization of unearned
  financing fees                               --           --             --             --      301,000         --        301,000
Cancellation of shares per
  litigation agreement                 (6,066,830)     (60,668)        60,668             --           --         --             --
Cancellation of stock for
  non-payment of note receivable         (260,000)      (2,600)            --             --           --      2,600             --
Debt conversion expense                        --           --        227,441             --           --         --        227,441
Exercised stock options                    74,000          740          6,660             --           --     (3,400)         4,000
Issuance of stock for cash              2,617,881       11,617        526,993             --           --         --        538,610
Issuance of stock and options
  in exchange for notes payable,
  related accrued interest, and
  cancelled stock                       1,110,291        1,110        442,080             --           --         --        443,190
Issuance of stock as additional
      consideration for loan              300,000        3,000         39,750             --      (42,750)        --             --
Issuance of stock for accounts
  payable                                 115,623          116         58,422             --           --         --         58,538
Issuance of stock for accrued
  expenses                                 19,318           19          3,481             --           --         --          3,500
Issuance of stock for accrued
  interest                                  2,500            3            497             --           --         --            500
Issuance of stock for consulting
  services                                544,551          544        105,176             --           --         --        105,720
Issuance of stock for conversion
  of notes payable and accrued
  interest                             19,687,527      138,828      2,469,402             --           --         --      2,608,230
Issuance of stock for financing
  fees                                    575,000        5,750        252,500             --     (258,250)        --             --
Issuance of stock for payment
  of debt                                 200,000        2,000         48,000             --           --         --         50,000
Issuance of stock for settlement
  of convertible promissory notes       1,335,543       13,356        (13,356)            --           --         --             --
Issuance of stock in connection
  with compensatory obligations           835,000        8,350        161,050             --           --         --        169,400
Issuance of stock in settlement
  of litigation                         3,021,176       30,212        246,138             --           --         --        276,350

                                        See accompanying notes to these financial statements.

                                                   Technology Visions Group, Inc.
                                                    (A Development Stage Company)
                                           Statements of Stockholders' Deficit (continued)
                              For the Period from Inception, January 1, 1995 through December 31, 2001,
                                           For the Years Ended December 31, 2002 and 2003

                                                                                                Unearned        Notes
                                                                                              Compensation   Receivable
                                             Common Stock          Additional                     and       From Issuance
                                      -------------------------     Paid-in      Accumulated    Finance       of Common
                                         Shares        Amount       Capital        Deficit      Charges         Stock       Total
                                      ----------------------------------------------------------------------------------------------
Payments received on notes
  receivable from stockholders                 --            --            --           --            --        6,360         6,360
Satisfaction of notes receivable
  in exchange for servicess                    --            --            --           --            --        8,334         8,334
Shares issued under non-statutory
  plan                                  1,117,727        11,177            --           --            --      (11,044)          133
Shares issued under stock
  incentive option plan                    12,500           125         6,125           --            --       (6,250)           --
Stock awarded to directors and
  officers                              3,700,000         3,700       626,300           --            --           --       630,000
Stock awarded to employee                 125,000           125        19,875           --            --           --        20,000
Stock option issued in connection
  with consulting agreement                    --            --        20,000           --            --           --        20,000
Value assigned to beneficial
  conversion features of
  convertible debt                             --            --       294,250           --            --           --       294,250
Value assigned to stock options
  issued for services                          --            --        24,000           --            --           --        24,000
Value assigned to warrants issued
  under December 28, 2000 debt
  offering                                     --            --        93,750           --            --           --        93,750
Adjust par value to $.001 from $.01            --      (292,363)      292,363           --            --           --            --
Cancellation of shares
  outstanding                            (284,680)         (285)          285           --            --           --            --
Net loss from Inception January
  1, 1995 to December 31, 2001                 --            --            --   (9,748,593)           --           --    (9,748,593)
                                      ----------------------------------------------------------------------------------------------
      Balances at December 31, 2001    46,624,994        46,625    14,056,517  (16,709,643)           --       (3,400)   (2,609,901)

                                        See accompanying notes to these financial statements.

                                                   Technology Visions Group, Inc.
                                                    (A Development Stage Company)
                                           Statements of Stockholders' Deficit (continued)
                              For the Period from Inception, January 1, 1995 through December 31, 2001,
                                           For the Years Ended December 31, 2002 and 2003

                                                                                                Notes
                                                                                              Receivable
                                           Common Stock         Additional                   From Issuance   Stock
                                      -----------------------    Paid-in        Accumulated    of Common    Offering
                                         Shares      Amount      Capital          Deficit        Stock       Costs         Total
                                      ----------------------------------------------------------------------------------------------
   Balances at December 31, 2001        46,624,994   $46,625   $ 14,056,517    $(16,709,643)   $ (3,400)   $      --    $(2,609,901)

Issuance of stock for cash               6,640,384     6,640        236,360              --          --           --        243,000
Issuance of stock for consulting
  services                                 100,000       100          6,900              --          --           --          7,000
Issuance of stock for conversion
  of convertible debentures and
  accrued interest                       1,120,474     1,120         32,530              --          --           --         33,650
Issuance of stock for licensing
  agreement                              1,000,000     1,000         29,000              --          --           --         30,000
Issuance of stock for legal
  services                                 500,000       500         19,000              --          --           --         19,500
Issuance of stock for accrued
  compensation                           5,000,000     5,000        145,000              --          --           --        150,000
Value assigned to stock options
  issued for employment agreements              --        --          5,850              --          --           --          5,850
Write off Note Receivable - Stock               --        --             --              --       3,400           --          3,400
Net loss for the year                           --        --             --        (641,384)         --           --       (641,384)
                                      ----------------------------------------------------------------------------------------------
   Balances at December 31, 2002        60,985,852    60,985     14,531,157     (17,351,027)         --           --     (2,758,885)

Issuance of stock for cash                 603,846       604         34,396              --          --           --         35,000
Issuance of stock for consulting
  services                                 775,000       775         67,475              --          --           --         68,250
Issuance of stock for accounts
  payable                                   20,000        20          1,823              --          --           --          1,843
Stock issued for stock offering
  fee                                    1,678,022     1,678        149,344              --          --     (151,022)            --
Stock issued for equity line of
  credit                                   371,438       372         19,628              --          --           --         20,000
Amortization of stock offering
  costs                                         --        --         (1,007)             --          --        1,007             --
Value assigned to stock options
  issued for employment agreements              --        --         21,556              --          --           --         21,556
Net loss for the year                           --        --             --        (720,194)         --           --       (720,194)
                                      ----------------------------------------------------------------------------------------------
   Balances at December 31, 2003        64,434,158   $64,434   $ 14,824,372    $(18,071,221)   $     --    $(150,015)   $(3,332,430)
                                      ==============================================================================================

                                        See accompanying notes to these financial statements.

                                        Technology Visions Group, Inc.
                                         (A Development Stage Company)
                                           Statements of Cash Flows

                                                                                               For the period
                                                                                                of Inception,
                                                                                               from January 1,
                                                                    For the Years               1995 through
                                                                 Ended December 31,             December 31,
                                                                2003             2002               2003
                                                           -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                             $   (720,194)     $   (641,384)     $(11,110,171)
      Adjustments to reconcile net loss to net cash
          Used in operating activities:
      Depreciation and amortization                               4,735             4,707           156,999
      Amortization of deferred finance costs                         --                --           851,350
      Gain from reduction of debt                               (56,058)          (31,632)       (1,429,701)
      Common stock issued for services rendered                  68,250             7,000           270,870
      Common stock issued for licensing agreement                    --            30,000            30,000
      Compensatory element of common stock and options           21,556             5,850         2,955,216
      Impairment of patent                                       14,937                --            55,477
      Impairment of property & equipment                             --                --           223,064
      Write-off shareholder loans                                    --                --          (200,466)
      Loss on litigation settlement                                  --                --           526,350
      Loss on disposal of fixed assets                               --                --             4,377
      Notes issued in settlement of consulting fees                  --                --           274,250
      Debt conversion expense                                        --                --           155,343
      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                 --           152,674                --
          Decrease (increase) in prepaid expenses                 2,256            (2,256)           24,471
          (Increase) in deposits                                     --                --            (3,412)
          Increase (decrease) in accounts payable and
              accrued expenses                                  406,724           236,383         3,615,355
                                                           -------------     -------------     -------------
      NET CASH USED IN OPERATING ACTIVITIES                    (257,794)         (238,658)       (3,600,628)
                                                           -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                  (2,030)               --          (247,875)
      Costs of licenses and patents                                  --                --           (54,550)
                                                           -------------     -------------     -------------
      NET CASH USED IN INVESTING ACTIVITIES                      (2,030)               --          (302,425)
                                                           -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock                         35,000           243,000           816,743
      Proceeds from issuance of convertible debenture                --                --           375,000
      Proceeds from stock purchase agreement                     20,000                --            20,000
      Payments on debenture notes                                    --          (110,000)         (110,000)
      Decrease in due to shareholders                                --                --           (16,234)
      Notes payable, net                                        179,099            71,000         2,972,259
      Deferred finance charges                                       --                --          (175,350)
      Proceeds from exercise of stock options                        --                --             3,000
      Repayment of notes receivable from stockholders                --                --             6,360
                                                           -------------     -------------     -------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 234,099           204,000         3,891,778
                                                           -------------     -------------     -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (25,725)          (34,658)          (11,275)
Cash and cash equivalents at beginning of period                 28,314            62,972            13,864
                                                           -------------     -------------     -------------
Cash and cash equivalents at end of period                 $      2,589      $     28,314      $      2,589
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

                                           Technology Visions Group, Inc.
                                           (A Development Stage Company)
                                        Statements of Cash Flows (continued)

                                                                                                      Inception,
                                                                                                    from January 1,
                                                                         For the Years               1995 through
                                                                       Ended December 31,            December 31,
                                                                    2003               2002              2003
                                                              ---------------    ---------------    ---------------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
--------------------------------
       Interest                                               $          549     $        7,902     $      119,945
                                                              ===============    ===============    ===============
       Taxes                                                  $          857     $        5,819     $        6,676
                                                              ===============    ===============    ===============

Non-cash Financing Activities:
------------------------------
      Value of shares issued in connection
          with compensatory obligations                       $           --     $      150,000     $      919,400
                                                              ===============    ===============    ===============
      Value of stock issued for
          conversion of notes payable                         $           --     $       20,000     $    2,054,653
                                                              ===============    ===============    ===============
      Accrued interest converted to common stock              $           --     $       13,650     $       53,473
                                                              ===============    ===============    ===============
      Value of shares paid to satisfy accounts payable        $        1,842     $       19,500     $       79,880
                                                              ===============    ===============    ===============
      Assets acquired through a capital lease                 $           --     $           --     $        7,126
                                                              ===============    ===============    ===============
      Value of shares issued for consulting services          $       68,250     $        7,000     $      624,160
                                                              ===============    ===============    ===============
      Value assigned to stock options issued for services     $       21,556     $        5,850     $       93,406
                                                              ===============    ===============    ===============
      Value of stock issued for licensing agreement           $           --     $       30,000     $       30,000
                                                              ===============    ===============    ===============
      Value of shares issued for settlement
          of convertible promissory  notes                    $           --     $           --     $      534,235
                                                              ===============    ===============    ===============
      Value of shares issued for settlement of litigation     $           --     $           --     $       51,250
                                                              ===============    ===============    ===============
      Value of stock issued in exchange for
          note receivable                                     $           --     $           --     $       17,294
                                                              ===============    ===============    ===============
      Value of shares issued to satisfy accrued expenses      $           --     $           --     $       53,500
                                                              ===============    ===============    ===============
      Value of shares issued as additional
          consideration for loan                              $           --     $           --     $       42,750
                                                              ===============    ===============    ===============
      Reduction of notes payable and accrued
          interest due to litigation                          $           --     $           --     $       60,000
                                                              ===============    ===============    ===============
      Satisfaction of notes receivable in
          exchange for services                               $           --     $           --     $        8,334
                                                              ===============    ===============    ===============
      Value of stock issued for stock offering costs          $      151,022     $           --     $      151,022
                                                              ===============    ===============    ===============

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. Prior to inception, the Company had losses accumulating to $6,961,050. The Company, since inception has suffered losses accumulating to $11,110,171 through December 31, 2003. As of December 31, 2003, the Company had a stockholders' deficit and a working capital deficit of approximately $3,332,430 and $1,084,999, respectively. The Company is in arrears with certain payables and accrued liabilities. During the fiscal year ended December 31, 2003, the Company raised $35,000 from the sale of restricted common stock and $20,000 from a stock purchase agreement. The Company requires additional funds to move into the marketing and commercialization of its technologies. No assurances can be given that the Company can manufacture its technologies on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, and the successful marketing of its technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to explore additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. In April 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") in an effort to raise working capital (see Note 10). Management intends to use any funds raised to pay down its debt and to pursue the marketing and commercialization of its technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. Management is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. There can be no assurance that management will be successful in its efforts to raise capital sufficient to fund its working capital requirements or to convert debts into common stock during the next twelve months.

These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

Development-Stage Company
-------------------------

The Company is considered a development-stage company, with no operating revenues from the license of commercially viable technologies during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 1995, near the date management control was obtained. Since inception, the Company has incurred operating losses totaling $11 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company's working capital has been generated through the sales of common stock and debt. In addition, significant research and development costs to develop technologies have been expended since inception. Management has provided financial data since January 1, 1995 "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

The Company completed all of the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site with the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by INEEL. Confirmation of the test results using surrogate waste is now being confirmed using actual radioactive waste. Therefore, there have been no expenditures during the year ended December 31, 2003 for research and development. The Company is moving into position to begin the marketing and commercialization phase of its development.

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

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

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

Cash and cash equivalents
-------------------------

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts.

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

Expenditures for maintenance and repairs are charged to expense as incurred.

Income Taxes
------------

The Company provides for deferred tax liabilities and assets based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that the Company's deferred tax assets will not be realized through future operations.

Revenue Recognition
-------------------

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company recognizes revenue from product sales and professional services rendered once all of the following criteria for revenue recognition have been met:

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

Customer-Sponsored Test and Evaluation
--------------------------------------

Under two contracts with prime contractors, the Company received proceeds of $-0- and $22,969 during 2003 and 2002, respectively, to finance costs related to testing and evaluation of its products. The amounts received under these contracts have been reflected as other income in the accompanying financial statements.

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

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

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

Incremental Shares
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, which were not included in the computation of diluted per share information because to do so would have been anti-dilutive as of December 31, 2003, consist of the following:

                                                         Number of Potential
                                                          Additional Common
                                                                Shares
                                                         -------------------

Notes payable to related parties                                  9,203,772
Options to purchase common stock                                  1,012,500
Accrued officers' and directors' compensation                    23,107,484
                                                         -------------------
       Total incremental shares at December 31, 2003             33,323,756
                                                         ===================

Impairment of Long-Lived Assets
-------------------------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2003, there were no significant impairments of its long-lived assets.

Intangible Assets
-----------------

Patent costs, which include legal costs and filing fees to acquire the patent, are being amortized on the straight-line method over the shorter of the estimated economic life of the patents or seventeen years. The Company evaluates its intangible assets in accordance with SFAS 144 and records any impairment in the year it determines the impairment of such intangible assets. The Company recorded impairment of its intangible asset in the year 2003 (note 4).

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

Recent Accounting Pronouncements
--------------------------------

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at December 31, 2003:

         Computer equipment                                  $  10,749
         Office furniture and fixtures                          46,605
         Research laboratory furniture and fixtures             60,120

                                                             ----------
              Subtotal                                         117,474
         Accumulated depreciation                             (114,209)
                                                             ----------
                                                             $   3,265
                                                             ==========

For the years ended December 31, 2003 and 2002, depreciation expense totaled $2,935 and $2,908, respectively.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consisted of patent costs and accumulated amortization. At the end of the current fiscal year, in accordance with FAS 144, management evaluated the current market value of the patent. Based on the market value of similar

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

patents, management determined that the value of the patent at December 31, 2003 was zero. Therefore the Company recorded an impairment of the net book value of $14,937 in the year 2003.

For the years ended December 31, 2003 and 2002, the patent amortization expense totaled $1,800 and $1,800, respectively.

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following at December 31, 2003:

                                                                        Principal       Accrued
                          Notes                      Interest Rate       Balance        Interest
         ------------------------------------------------------------------------------------------
         Current Portion:
              Shareholders                             10% - 12%     $    375,500     $    254,490
              Officers (interest portion only)                                 --          100,041
                                                                     -------------    -------------
                 Total                                                    375,500          354,531

         Long Term Portion:
              Officers                                  8% - 10%          332,439               --
                                                                     -------------    -------------
                 Total                                                    332,439               --

                                                                     -------------    -------------
         Total Notes Payable to related parties                      $    707,939     $    354,531
                                                                     =============    =============

Current - Shareholders:
-----------------------

At December 31, 2003, the Company had outstanding loans from various shareholders in the amount of $60,000. The notes bear an interest rate of 10% per annum and were due on November 5, 1999. The noteholders have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. No principal or interest payments have been made during the current fiscal year. Accrued interest at December 31, 2003 was $28,500. As the Company is in default on the note, it has been classified as a current note payable.

On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000. As of December 31, 1998, the shareholder had advanced the Company $299,500 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan agreement provides for semi- annual interest payments of $17,920. The installment note is collateralized by the Company's rights, titles and patents, of the Company's technology known as "Polymer Encapsulation Technology." No principal or interest payments have been made during the current fiscal year. Accrued interest at December 31, 2003 was $225,190. As the Company is in default on the note, it has been classified as a current note payable.

At December 31, 2003, the Company had a loan outstanding from one individual in the amount of $6,000 received in 1999. There is no stated rate of interest on the note.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

In March 2003, the Company entered into a new agreement with a shareholder whereby the shareholder loaned the Company $10,000. The shareholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. This note matures on July 21, 2003. Accrued interest at December 31, 2003 was $800. The Company is currently in default on this note.

Long-term - Officers:
---------------------

At December 31, 2001, the two officers had loans outstanding totaling $112,341 to the Company. Each note bears interest of 10% per annum and is due one year from the issuance date. The notes principal and accrued interest are convertible into common stock at prices ranging from $0.13 to $0.32 per share.

During the year ended December 31, 2002, the officers loaned an additional $65,000 in cash to the Company at 8% per annum. The officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. These notes mature on August 27, 2003. In addition, on June 10, 2002 one of the officers transferred 200,000 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.08 per share or $16,000. When the attorney sold the shares and reduced his bill, the shares were sold at less than the value previously recorded. The officer's loans were reduced accordingly by $2,256 to a net loan value of $13,744.

During the year ended December 31, 2003, the Company entered into seven new agreements with the officers, whereby the officers loaned a total of $88,000 to the Company at 8% per annum. In addition, the officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. These notes mature between March 11, 2004 and June 23, 2004.

On February 21, 2003, two of the officers transferred a total of 135,667 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.11 per share or $14,923. On May 15, 2003, one of the officers transferred 300,000 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.145 per share or $43,500. These amounts were recorded as an additional loan made by the officers and applied to prepaid expenses. When the attorney sold the shares and reduced his bill, the shares were sold at less than the value previously recorded. The officer's loans were reduced accordingly by $33,812 to a net loan value of $24,611. On June 2, 2003, an officer transferred 100,000 shares of the Company's common stock privately owned by him to pay consulting fees to a non-related third-party. At the date of the transfer the shares had a market value of $0.15 per share or $15,000. On July 29, 2003, one of the officers transferred 300,000 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.11 per share or $33,000. These amounts were recorded as an additional loan made by the officers and applied to prepaid expenses. When the attorney sold the shares and reduced his bill, the shares were sold at less than the value previously recorded. The officer's loans were reduced accordingly by $20,157 to a net loan value of $12,843. On December 16, 2003, an officer transferred 10,000 shares of the Company's common stock privately owned by him to pay consulting fees to a non-related third-party. At the date of the transfer the shares had a market value of $0.09 per share or $900. The officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. These notes mature between February 21, 2004 and December 16, 2004.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

During 2000, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts for a period of one year. During the current year, the agreements with the officers were extended to January 1, 2005. As such, all loans made by the officers have been classified as long-term notes payable.

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

In February 2002, the holders of the debentures elected to convert $13,650 of accrued interest into 620,474 shares of the Company's common stock. In May 2002, the Company entered into an agreement with the debenture holders to redeem the debentures and cancel the 375,000 warrants. As part of this agreement, the holders converted $20,000 worth of principal into 500,000 shares of common stock. In addition, the Company paid in cash $117,324, representing $110,000 in principal and $7,324 in interest. As of December 31, 2002, all the convertible debentures had been converted or paid in full.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Obligation
----------------

The Company leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates through 2006. Rental and equipment lease expense was $35,692 and $29,471 during the years ended December 31, 2003 and 2002, respectively.

Future annual minimum lease payments as of December 31, 2003:

                                                       Capital        Operating
                                                       Leases           Leases
                                                    ------------     -----------
                                       2004         $     2,151      $   33,720
                                       2005               1,434          30,792
                                       2006                              30,792
                                                    ------------     -----------
                                                          3,585      $   95,304
                                                                     ===========
          Less amount representing interest                (295)

         Present value of net minimum lease         -------------
           payments under capital lease             $     3,290
                                                    ============

Assets recorded under capital leases as of December 31, 2003, consist of computer equipment totaling $7,126 less accumulated amortization of $5,463.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

Employment and Consulting Agreements
------------------------------------

On January 1, 2002, the Company entered into two employment agreements with its current officers. The two agreements provide for annual salaries of $150,000 each, expire January 1, 2004, and provide for automatic annual renewals. In addition to the salaries, the agreement grants each officer 50,000 shares of Series A Convertible Preferred stock and 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire January 1, 2007. A total of 200,000 option shares were granted to the officers during the years ended December 31, 2003 and 2002. Additional compensation based on the difference between the market price and the exercise price at the date of grant of $15,200 and $2,600 was recorded for the years ended December 31, 2003 and 2002. During the two year period the Series A Convertible Preferred stock was not issued. For the fiscal year ended December 31, 2003 and 2002, the aggregate expense recorded under the agreements amounted to $315,200 and $302,600, respectively.

In April 2002, the Board of Directors approved accruing interest on all unpaid salary beginning with salaries accrued in the year ending December 31, 2001, at 8% per annum and going forward. Accrued officer's compensation unpaid at December 31, 2003 totaled $1,838,724, and accrued interest totaled $84,332. The accrued compensation is convertible into common stock discounted 10% at $0.32 per share for compensation earned through 2000, at $0.05 and $0.14 per share in 2001 and 2002, respectively. During 2002, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of this debt through January 1, 2005.

Consulting Agreement
--------------------

On September 30, 2003, the Company engaged The Janis Group ("Janis") to provide consulting and advisory services to assist with the implementation of the Company's business plan, specifically, to work with the Company to further its efforts in the commercialization of its proprietary waste management products. The initial fee for these services is $7,500. As of December 31, 2003, $3,750 of this amount had been billed and paid.

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

Common Stock Transactions - December 31, 2002
---------------------------------------------

During the year, the Company issued 6,640,384 shares of restricted common stock for proceeds of $243,000. The shares were sold at prices ranging between $0.02 and $0.08 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on a five-day average prior to the sale.

During the quarter ended March 31, 2002, the Company issued 500,000 shares of common stock valued at $19,500 or $0.04 per share, and granted options to purchase 250,000 shares at $0.15 per share, for legal fees incurred in 2001.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

These shares were registered under Form S-8 of the Securities Act of 1933. The amount of the obligation was $35,450 and as a result, a gain of $15,950 was recognized. The Company recorded a charge of $3,250 for the fair value of the option.

During the quarter ended March 31, 2002, the Company authorized the conversion of $150,000 of accrued salaries to two officers into a total of 5,000,000 shares of common stock at the conversion rate of $0.03 per share. These shares were registered under Form S-8 of the Securities Act of 1933.

During the quarter ended March 31, 2002, the convertible debenture holders elected to convert $13,650 of accrued interest into 620,474 shares of the Company's common stock. In addition in May 2002, as part of the agreement with the convertible debenture holders (Note 6), the Company converted $20,000 of principal on the convertible debentures into 500,000 shares of common stock.

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

Common Stock Transactions - December 31, 2003
---------------------------------------------

During the year, the Company issued 603,846 shares of common stock for proceeds of $35,000. The shares were sold at prices ranging between $0.04 and $0.075 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on an average prior to the sale.

In January 2003, the Company granted both officers an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share, as part of their employment agreement. These options were valued at $15,200, and were charged to officer's compensation during the three months ended March 31, 2003.

The Company issued a total of 775,000 shares of its common stock for consulting services with a total value of $68,250 with a range of $0.075 and $0.09 per share. These transactions consist of the following:

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         a) The Company entered into an agreement with an unrelated third party to provide investment funding for the Company (see Note x). As part of the agreement, the Company issued 300,000 shares of its common stock for expense reimbursements of the investor. At the time of the grant, the shares were valued at $27,000 or $.09 per share, and were charged to operations during the three months ended March 31, 2003.

         b) In April 2003, the Company issued 100,000 shares of its common stock to a consultant for marketing and public relations support. At the time of the grant, the shares were valued at $7,500 and were charged to operations during the three months ended June 30, 2003.

         c) In February 2003, the Company entered into Business and Financial Services Agreement with Ascendiant Capital Group, LLC ("Ascendiant") for financial and business advice and consultation, and specifically, to arrange and assist in the negotiations for a $5 million line of credit. In connection with this agreement, Ascendiant was paid 375,000 shares of the Company's common stock under Rule 144 in April 2003 valued at $33,750.

In March 2003, the Company began negotiations with Fusion Capital for the common stock purchase agreement described in Note 10. As part of this agreement, the Company agreed to pay Fusion $10,000 cash and issue 300,000 shares of its common stock valued at $27,000 as reimbursement of Fusion Capital's expenses in connection with the transaction. The value of the common stock was charged to operations. In addition, the Company issued 1,678,022 shares of its common stock in April 2003 upon signing the agreement as a commitment fee. The market value at the date grant was $0.09 per share or $151,022, and was capitalized as a stock offering fee and reported as a reduction of the stockholders' deficit on the accompanying financial statements.

In September 2003, the Company issued 20,000 shares of its common stock to a consultant for payment of accrued expenses. At the time of the grant, the shares were valued at $1,842 and were charged against accounts payable.

In September and October 2003, the Company issued a total of 371,438 shares of its common stock to Fusion Capital under the Stock Purchase Agreement (see Note
10) for proceeds of $20,000. The price ranged between $0.050 and $0.058 per share. The shares were issued under the Company's SB-2 registration that became effective on July 16, 2003.

Stock Issuance Costs
--------------------

The Company capitalizes direct and incremental costs associated with raising cash from the issuance of equity capital, and such costs will be reported as a reduction to the proceeds received in the event the offering is successful. In the event the stock offering is unsuccessful, such costs will be expensed at the time known to management. Stock issuance costs are reported as a reduction of stockholders' deficit in the accompanying financial statements at December 31, 2003. During the current year, $1,006 was amortized due to the purchase of stock under the stock purchase agreement (See Note 10). The balance at December 31, 2003 was $150,015.

Warrants
--------

Pursuant to the Convertible Debenture financing completed in December of 2000, the Company issued to the purchasers and to the placement agent of the Convertible Debentures warrants to purchase 375,000 shares of common stock at an exercise price equal to 125% of the conversion price per share. The warrants

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

were valued at $93,750. The warrants were cancelled as part of the agreement with the holders to redeem the debentures (see Note 6) in May 2002.

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

In addition, the agreement called for the Company to grant the attorney an option to purchase 50,000 common shares every six months in July and January. The options have an exercise price of 125% of the market price on the day of the grant and expire three years from the date of the grant. During the current year, the Company granted the attorney the options due to them under this agreement totaling 150,000 option shares with an exercise price ranging from $0.09 to $0.15 per share. The Company valued these options using the fair value method and recorded consulting expense of $4,400 based on the Black-Scholes option pricing model with the following assumptions:

                                          July 2002      Jan 2003      July 2003
                                          ---------      --------      ---------
         Risk-free interest rate           4.00%          4.00%         4.00%
         Expected life                     3 years        3 years       3 years
         Expected volatility                83%            44%           38%
         Dividend yield                       0%            0%            0%

In February 2003, Ascendiant received an option for 62,500 of the Company's restricted common stock at an exercise price of $0.10 per share, with a one-year term, and a cashless exercise provision. The Company valued the options using the fair value method and recorded as a consulting fee in April 2003 of $1,956, based on the Black-Scholes option pricing model using the following assumptions:

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

         Risk-free interest rate                     3.25%
         Expected life                               1 year
         Expected volatility                         38%
         Dividend yield                              0%

At December 31, 2002, outstanding options to purchase common stock of the Company totaled 600,000, had expiration dates ranging from December 31, 2004 to January 1, 2007, and the exercise prices ranged from $0.05 per share to $0.45 per share. All other options were cancelled effective December 31, 2002.
At December 31, 2003, outstanding options to purchase common stock of the Company totaled 1,012,500, had expiration dates ranging from April 30, 2004 to January 1, 2008, and the exercise prices ranged from $0.05 per share to $0.45 per share.

NOTE 9 - GAIN FROM REDUCTION OF DEBT

As discussed in Note 8, during the quarter ended March 31, 2002, the Company issued common stock and options valued at $19,500 to pay legal fees of $35,450. Therefore, the Company recognized the difference of $15,950 as a gain from the reduction of debt.

During the quarter ended September 30, 2002, the Company wrote-off $19,182 of trade debt, and recorded the total amount as a gain from the reduction of debt.

During the quarter ended December 31, 2003, the Company evaluated its old trade debt in which the statute of limitations for collection had either run out or the services had not been performed by the vendor and therefore the debt was not owed by the Company. The Company wrote-off a total of $56,058 of trade debt from this evaluation and recorded the amount as a gain from the reduction of debt.

NOTE 10 - FUSION CAPITAL TRANSACTION

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

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

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

In September and October 2003, Fusion Capital purchased 371,438 shares of the Company's common stock for $20,000 as part of this agreement (see Note 8). In addition, Fusion loaned the Company $30,000 during the year ended December 31, 2003 against future purchases of shares under the Stock Purchase Agreement.

NOTE 11 - INCOME TAXES

The Company was not required to provide for a provision for income taxes for the years ended December 31, 2003 and 2002 as a result of net operating losses incurred during those years.

During the year ended December 31, 2002, the Company filed delinquent tax returns with the State of California for the years 1994 through 2001. As a result the Company paid $5,819 in taxes and penalties, which is recorded in general and administrative expenses, in the accompanying statements of operation.

The components of deferred tax assets and liabilities at December 31, 2003 and 2002 consist of the following:

         Deferred income tax assets:               2003              2002
                                               ------------     ------------

         Net operating loss carry forwards     $ 4,083,000      $ 3,929,000
         Deferred compensation/options           2,101,000        1,967,000

         Valuation allowance                    (6,184,000)      (5,896,000)
                                               ------------     ------------
         Total                                 $        --      $        --
                                               ============     ============

The valuation allowance for net deferred tax assets increased by approximately $288,000 during the year due to the correction of prior year NOL's for Federal and California tax purposes.

At December 31, 2003, the Company had net operating loss ("NOL") carry forwards for Federal and California income tax purposes of approximately $11.0 million and $3.5 million, respectively. Federal NOLs begin to expire in 2003 and will fully expire in 2023. The usage of California NOLs is currently suspended. California NOLs begin to expire in 2004 and will fully expire in 2012.

NOTE 12 - SUBSEQUENT EVENTS

In January 2004, Fusion Capital purchased a total of 843,614 shares of the Company's common stock for $55,000 as part of this agreement. In addition, during March 2004, Fusion Capital purchased a total of 272,402 shares of the Company's common stock for $25,000 and loaned an additional $25,000 to the Company.

In January 2004, the Company sold 1,000,000 shares of its common stock in a private placement sale for $45,000 or $0.45 per share. Of this amount, the Company received $30,000 as of the date of this report and has recorded a common stock subscription receivable for the balance.