Form 10QSB
period 2004-03-31
TECHNOLOGY VISIONS GROUP INC
filed 2004-05-17
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2004


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

         At May 12, 2004, 65,550,174 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                              INDEX TO FORM 10-QSB
                                 MARCH 31, 2004


                                                                            PAGE
                                                                            ----
PART I

Item 1.   Financial Statements

          Balance Sheet - March 31, 2004 (unaudited)...........................1

          Statements of Operations (unaudited) - Three Months Ended March 31,
             2004 and 2003 and for the Period of Inception, January 1, 1995 through
             March 31, 2004....................................................2

          Statements of Cash Flows (unaudited) - Three Months Ended
             March 31, 2004 and 2003 and for the Period of Inception,
             January 1, 1995 through March 31, 2004............................3

          Notes to Financial Statements (unaudited)............................5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................13

Item 3.   Controls and Procedures.............................................18



PART II

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

Item 4.   Submission of Matters to a Vote of Security Holders.................19

Item 5.   Other Information...................................................19

Item 6.   Exhibits and Reports on Form 8-K....................................19

          Signatures..........................................................20

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                              AS OF MARCH 31, 2004


                                     ASSETS

Cash                                                               $     43,610
                                                                   -------------
      Total current assets                                               43,610

Property and equipment, net of accumulated depreciation
      of $114,994                                                         3,124
Other assets                                                              4,800
                                                                   -------------
      Total assets                                                 $     51,534
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                   $    301,528
Accrued expenses                                                         23,000
Loan advance                                                             30,000
Current portion of notes payable to related parties                     340,500
                                                                   -------------
      Total current liabilities                                         695,028

Notes payable to related parties                                        327,439
Accrued interest to related parties                                     354,802
Accrued officers and directors compensation                           1,997,810
                                                                   -------------
      Total liabilities                                               3,375,079

Commitments                                                                   -

Stockholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized;
      none issued and outstanding                                             -
Common stock, $.001 par value; 100,000,000 share authorized;
      65,550,174 issued and outstanding                                  65,550
Additional paid-in-capital                                           14,956,144
Accumulated deficit                                                 (18,229,251)
Stock offering costs                                                   (145,988)
Common stock to be issued                                                45,000
Stock subscription receivable                                           (15,000)
                                                                   -------------
      Total stockholders' deficit                                    (3,323,545)
                                                                   -------------
      Total liabilities and stockholders' deficit                  $     51,534
                                                                   =============

              See accompanying notes to these financial statements.


                                        TECHNOLOGY VISIONS GROUP, INC.
                                         (A DEVELOPMENT-STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)
                                                                                     For the period
                                                                                      of Inception,
                                                                                      from January 1,
                                                    For the Three Months Ended         1995 through
                                                             March 31,                   March 31,
                                                     2004               2003               2004
                                                 --------------------------------      -------------
Revenues                                         $          -       $          -       $          -

Costs and expenses:
      Research and development                              -                  -            685,507
      General and administrative expenses             122,938            149,709          7,200,251
      Compensatory element of stock options             5,290             15,200          2,285,506
      Loss from litigation settlement, net                  -                  -            476,350
      Impairment of fixed assets                            -                  -            223,064
                                                 --------------------------------      -------------
Operating loss                                       (128,228)          (164,909)       (10,870,678)

Other income and (expenses):
      Interest income                                      10                  9              1,202
      Gain from reduction in debt                           -                  -          1,354,330
      Interest expense                                (29,812)           (23,168)        (1,876,259)
      Other income                                          -                  -            717,624
      Impairment of patent                                                                  (55,477)
      Financing costs                                                                      (383,600)
      Debt conversion expense                                                              (155,343)
                                                 --------------------------------      -------------
Net loss                                         $   (158,030)      $   (188,068)       (11,268,201)


Basic and dilutive net loss per share            $      (0.00)      $      (0.00)
                                                 ================================

Weighted average number
      of shares outstanding                        65,032,862         61,019,185



                             See accompanying notes to these financial statements.

                                             TECHNOLOGY VISIONS GROUP, INC.
                                              (A DEVELOPMENT-STAGE COMPANY)
                                          STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                                   For the period
                                                                                                    of Inception,
                                                                                                    from January 1,
                                                                    For the Three Months             1995 through
                                                                       Ended March 31,                 March 31,
                                                                   2004               2003               2004
                                                               -------------      -------------      -------------
Cash flows from operating activities:
      Net loss                                                 $   (158,030)      $   (188,068)      $(11,268,201)
      Adjustments to reconcile net loss to net cash
          Used in operating activities:
      Depreciation and amortization                                     785              1,077            157,784
      Amortization of deferred finance costs                             --                 --            851,350
      Gain from reduction of debt                                        --                 --         (1,429,701)
      Common stock issued for services rendered                          --             27,000            270,870
      Common stock issued for licensing agreement                        --                 --             30,000
      Compensatory element of common stock and options                5,290             15,200          2,960,506
      Impairment of patent                                               --                 --             55,477
      Impairment of fixed assets                                         --                 --            223,064
      Write-off shareholder loans                                        --                 --           (200,466)
      Loss on litigation settlement                                      --                 --            526,350
      Loss on disposal of fixed assets                                   --                 --              4,377
      Notes issued in settlement of consulting fees                      --                 --            274,250
      Debt conversion expense                                            --                 --            155,343
      Changes in operating assets and liabilities:
          Decrease (increase) in prepaid expenses                        --               (941)            24,471
          (Increase) in deposits                                         --                 --             (3,412)
          Increase (decrease) in accounts payable and
              accrued expenses                                       88,620             74,174          3,703,975
          (Decrease) in due to shareholders                              --                 --            (16,234)
                                                               -------------      -------------      -------------
      Net cash used in operating activities                         (63,335)           (71,558)        (3,680,197)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                        (644)                --           (248,519)
      Costs of licenses and patents                                      --                 --            (54,550)
                                                               -------------      -------------      -------------
      Net cash used in investing activities                            (644)                --           (303,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock                             30,000                 --            846,743
      Proceeds from issuance of convertible debenture                    --                 --            375,000
      Proceeds from stock purchase agreement                         80,000                               100,000
      Payments on debenture notes                                        --                 --           (110,000)
      Notes payable, net                                             (5,000)            49,923          2,967,259
      Deferred finance charges                                           --                 --           (175,350)
      Proceeds from exercise of stock options                            --                 --              3,000
      Repayment of notes receivable from stockholders                    --                 --              6,360
                                                               -------------      -------------      -------------
      Net cash provided by (used in) financing activities           105,000             49,923          4,013,012
NET INCREASE (DECREASE) IN CASH                                      41,021            (21,635)            29,746
CASH AT BEGINNING OF PERIOD                                           2,589             28,314             13,864
                                                               -------------      -------------      -------------
CASH AT END OF PERIOD                                          $     43,610       $      6,679       $     43,610
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

                                        TECHNOLOGY VISIONS GROUP, INC.
                                         (A DEVELOPMENT-STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS - Continued
                                                  (UNAUDITED)

                                                                                        Inception,
                                                                                       from January 1,
                                                                For the Three Months    1995 through
                                                                   Ended March 31,        March 31,
                                                                  2004         2003         2004
                                                               ----------   -----------  ----------
SUPPLEMENTAL DISCLOSURES:
Cash Paid During the Period For:
--------------------------------
       Interest                                                $      163   $      122   $    8,614
                                                               ==========   ==========   ==========
       Taxes                                                   $    --      $      857   $    6,676
                                                               ==========   ==========   ==========

Non-cash Financing Activities:
      Value of shares issued in connection
          with compensatory obligations                        $    --      $    --      $  919,400
                                                               ==========   ==========   ==========
      Value of stock issued for
          conversion of notes payable                          $    --      $    --      $2,054,653
                                                               ==========   ==========   ==========
      Accrued interest converted to common stock               $    --      $    --      $   53,473
                                                               ==========   ==========   ==========
      Value of shares paid to satisfy accounts payable         $    --      $    --      $   79,880
                                                               ==========   ==========   ==========
      Assets acquired through a capital lease                  $    --      $    --      $    7,126
                                                               ==========   ==========   ==========
      Value of shares issued for consulting services           $    --      $   27,000   $  624,160
                                                               ==========   ==========   ==========
      Value assigned to stock options issued for services      $    5,290   $   15,200   $   93,406
                                                               ==========   ==========   ==========
      Value of stock issued for licensing agreement            $    --      $    --      $   30,000
                                                               ==========   ==========   ==========
      Value of shares issued for settlement
          of convertible promissory  notes                     $    --      $    --      $  534,235
                                                               ==========   ==========   ==========
      Value of shares issued for settlement of litigation      $    --      $    --      $   51,250
                                                               ==========   ==========   ==========
      Value of stock issued in exchange for
          note receivable                                      $    --      $    --      $   17,294
                                                               ==========   ==========   ==========
      Value of shares issued to satisfy accrued expenses       $    --      $    --      $   53,500
                                                               ==========   ==========   ==========
      Value of shares issued as additional
          consideration for loan                               $    --      $    --      $   42,750
                                                               ==========   ==========   ==========
      Reduction of notes payable and accrued
          interest due to litigation                           $    --      $    --      $   60,000
                                                               ==========   ==========   ==========
      Satisfaction of notes receivable in
          exchange for services                                $    --      $    --      $    8,334
                                                               ==========   ==========   ==========
      Value of stock issued for stock offering costs           $    --      $    --      $  151,022
                                                               ==========   ==========   ==========


                            See accompanying notes to these financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2004 (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements
--------------------------------------

The interim financial data as of March 31, 2004, and for the three months ended March 31, 2004 and 2003 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2004, and the results of its operations for the three months and cash flows for the three months ended March 31, 2004 and 2003. These results are not necessarily indicative of the results expected for the year ending December 31, 2004. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principles generally accepted in the United States. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. Prior to inception, the Company had losses accumulating to $6,961,050. The Company, since inception, has suffered losses accumulating to $11,268,201 through March 31, 2004. For the year ended December 31, 2003 and for the three months ended March 31, 2004, the Company incurred net losses of approximately $720,194 and $158,030, respectively, and as of March 31, 2004, had a stockholders' deficit and a working capital deficit of approximately $3,323,545 and $651,418, respectively. The Company is in arrears with certain of its payables and accrued liabilities. The Company requires additional funds to move into the marketing and commercialization of its technologies. No assurances can be given that the Company can manufacture its technologies on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, and the successful marketing of its technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to explore additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. In April 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") in an effort to raise working capital (see Note 6). Management intends to use any funds raised to pursue the marketing and commercialization of its technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. Management is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. There can be no assurance that management will be successful in its efforts to raise capital sufficient to fund its working capital requirements or to convert debts into common stock during the next twelve months. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2004 (Unaudited)


Development-Stage Company
-------------------------

The Company is considered a development-stage company, with no operating revenues from the license and/or sale of commercially viable technologies during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 1995, near the date management control was obtained. Since inception, the Company has incurred operating losses totaling approximately $11.3 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company's working capital has been generated through the sales of common stock and debt. In addition, significant research and development costs to develop technologies have been expended since inception. Management has provided financial data since January 1, 1995 "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

The Company completed the initial and intermediate testing and evaluation of its GMENT technology at the Department of Energy ("DOE") Idaho Falls site with the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by the Idaho National Engineering and Environmental ("INEEL"). Confirmation of the test results using surrogate waste is now being done using actual radioactive waste. Therefore, there have been no expenditures during the three months ended March 31, 2004 for research and development. The Company is moving into position to begin the marketing and commercialization phase of its development.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2004 (Unaudited)


Incremental Shares
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive as of March 31, 2004 consist of the following:

                                                            Number of Potential
                                                             Additional Common
                                                                   Shares
                                                            ------------------

Notes payable to related parties                                    6,204,715
Options to purchase common stock                                    1,262,500
Accrued officers' and directors' compensation                      18,555,494
                                                            ------------------
       Total incremental shares at March 31, 2004                  26,022,709
                                                            ==================

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2004 (Unaudited)

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

During the quarter ended March 31, 2004, the Company issued two of the officer's options for a total of 200,000 shares of the Company's common stock as part of their employment agreements. The exercise price was less than the market price; therefore, the Company recorded an expense of $4,940 for these options.

NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following at March 31, 2004:

                                                           Principal     Accrued
         Notes                          Interest Rate       Balance     Interest
---------------------------------------------------------------------------------
Current Portion:
     Shareholders                         10% - 12%        $ 340,500   $ 247,675
                                                           ----------  ----------
        Total                                                340,500     247,675

Long Term Portion:
     Officers                             8% - 10%           327,439     107,127
                                                           ----------   ---------
        Total                                                327,439     107,127

                                                           ----------------------
Total Notes Payable to related parties                     $ 667,939   $ 354,802
                                                           ======================

Current - Shareholder:
----------------------

At March 31, 2004, the Company had an outstanding loan from a shareholder in the amount of $25,000. The note bears an interest rate of 10% per annum and was due on November 5, 1999. The noteholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price during the five day period prior to the date of conversion. No principal or interest payments have been made during the current fiscal year. Accrued interest at March 31, 2004 was $12,500. The Company is in default on the note.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2004 (Unaudited)

During the quarter ended March 31, 2004, the Company wrote off notes payable - shareholders, of $35,000 and the related accrued interest of $16,625 and recorded the adjustment as an additional contribution by the shareholders increasing "Additional Paid-in Capital" account for the total amount of $51,625.

On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000. As of December 31, 1998, the shareholder had advanced the Company $299,500 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan agreement provides for semi- annual interest payments of $17,920. The installment note is collateralized by the Company's rights, titles and patents, of the Company's technology known as "Polymer Encapsulation Technology." No principal or interest payments have been made during the current fiscal year. Accrued interest at March 31, 2004 was $234,175. The Company is in default on the note.

At December 31, 2002, the Company had a loan outstanding from one individual in the amount of $6,000 received in 1999. There is no stated rate of interest.

In March 2003, the Company entered into a new agreement with a shareholder whereby the shareholder loaned the Company $10,000. The shareholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price during the five day period prior to the date of conversion. This note matured on July 21, 2003. Accrued interest at March 31, 2004 was $1,000. The Company is in default on the note.

Long-term - Officers:
---------------------

At December 31, 2001, the two officers had loans outstanding totaling $112,341 to the Company. Each note bears interest of 10% per annum and is due one year from the issuance date. The notes principal and accrued interest are convertible into common stock at prices ranging from $0.13 to $0.32 per share. During the current fiscal quarter, $5,000 was paid on one of these notes. The total balance owing at March 31, 2004 was $327,429 and the accrued interest was $107,341.

During the year ended December 31, 2002, the officers loaned an additional $65,000 in cash to the Company at 8% per annum. The officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. These notes matured on August 27, 2003. In addition, on June 10, 2002 one of the officers transferred 200,000 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.08 per share or $16,000. When the attorney sold the shares and reduced his bill, the shares were sold at less than the value previously recorded. The officer's loans were reduced accordingly by $2,256 to a net loan value of $13,744.

During the year ended December 31, 2003, the Company entered into seven new agreements with the officers, whereby the officers loaned a total of $88,000 to the Company at 8% per annum. In addition, the officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price during the five day period prior to the date of conversion. These notes mature between March 11, 2004 and June 23, 2004.

On February 21, 2003, two of the officers transferred a total of 135,667 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.11 per share or $14,923. On May 15, 2003, one of the officers transferred 300,000 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.145 per share or $43,500. These amounts were recorded as an additional loan made by the officers and applied to prepaid expenses. When the attorney sold the shares and reduced his bill, the shares were sold at less than the value

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2004 (Unaudited)


previously recorded. The officer's loans were reduced accordingly by $33,812 to a net loan value of $24,611. On June 2, 2003, an officer transferred 100,000 shares of the Company's common stock privately owned by him to pay consulting fees to a non-related third-party. At the date of the transfer the shares had a market value of $0.15 per share or $15,000. On July 29, 2003, one of the officers transferred 300,000 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.11 per share or $33,000. These amounts were recorded as an additional loan made by the officers and applied to prepaid expenses. When the attorney sold the shares and reduced his bill, the shares were sold at less than the value previously recorded. The officer's loans were reduced accordingly by $20,157 to a net loan value of $12,843. On December 16, 2003, an officer transferred 10,000 shares of the Company's common stock privately owned by him to pay consulting fees to a non-related third-party. At the date of the transfer the shares had a market value of $0.09 per share or $900. The officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price during the five day period prior to the date of conversion. These notes mature between February 21, 2004 and December 16, 2004.

During 2000, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts for a period of one year. The agreements with the officers have been extended to January 1, 2005. As such, all loans made by the officers have been classified as long-term notes payable.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements
------------------------------------

On January 1, 2002, the Company entered into two employment agreements with its current officers. The agreements provide for annual salaries aggregating to $300,000, expire January 1, 2004, and provide for automatic annual renewals. On January 1, 2004, the agreements were renewed for another year. In addition to the salaries, the agreements grant each officer 50,000 shares of Series A Convertible Preferred stock and 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire January 1, 2007 and 2008. A total of 200,000 option shares were granted to the officers during the quarter ended March 31, 2004 and 2003 and $4,940 and $15,200 was recorded as additional compensation based on the difference between the market price and the exercise price at the date of grant.

For the three months ended March 31, 2004 and 2003, the expense recorded under the agreements amounted to $75,000 each. In April 2002, the Board of Directors approved accruing interest on all unpaid salary beginning with salaries accrued in the year ending December 31, 2001, at 8% per annum and going forward. Accrued officer's compensation unpaid at March 31, 2004 totaled $1,900,724, and accrued interest totaled $97,084. For the three months ended March 31, 2004 and 2003, interest expense was $12,752 and $7,134 respectively. The accrued compensation is convertible into common stock discounted 10% at $0.32 per share for compensation earned through 2000, and at $0.05, $0.12, and $0.07 per share in 2001, 2002 and 2003, respectively. During 2002, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of this debt through January 1, 2005.

Consulting Agreement
--------------------

On March 31, 2004, the Company engaged The Janis Group ("Janis") to provide consulting and advisory services to assist with the implementation of the Company's business plan, specifically, to work with the Company to further its efforts in the commercialization of its proprietary waste management products. The initial fee for these services was $7,500, of this amount $3,750 was paid in the year ended December 31, 2003 and the remaining balance was paid during the quarter ended March 31, 2004.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2004 (Unaudited)


NOTE 5 - STOCKHOLDERS' DEFICIT

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

The Company entered into an agreement with an unrelated third party to provide investment funding for the Company (see Note 6). As part of the agreement, the Company issued 300,000 shares of its common stock for expense reimbursements of the investor. At the time of the grant, the shares were valued at $27,000 or $.09 per share, and were charged to operations during the three months ended March 31, 2003.


Common Stock Transactions During the Three Months Ended March 31, 2004
----------------------------------------------------------------------

In January 2004, the Company granted both officers an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share, as part of their employment agreement. These options were valued at $4,940 and were charged to officer's compensation during the three months ended March 31, 2004.

During the quarter ended March 31, 2004, the Company issued 1,116,016 shares of its common stock to Fusion Capital under the Stock Purchase Agreement (see Note
6) for proceeds of $80,000 ranging from $0.064 to $0.093 per share. The shares were issued under the Company's SB-2 registration that became effective on July 16, 2003.

In January 2004, the Company entered into a "Stock Subscription Agreement" with a private investor whereby the investor agreed to purchase 1,000,000 shares of the Company's common stock for $45,000 or $0.045 per share. As of March 31, 2004, the investor had paid the Company $30,000 and the balance of $15,000 is reflected as "Stock Subscription Receivable" in the accompanying financial statements. The stock was not issued until the balance was received from the investor. The Company received the balance in April 2004.

Stock Issuance Costs
--------------------

The Company capitalizes direct and incremental costs associated with raising cash from the issuance of equity capital, and such costs will be reported as a reduction to the proceeds received in the event the offering is successful. In the event the stock offering is unsuccessful, such costs will be expensed at the time known to management. Stock issuance costs are reported as a reduction of stockholders' deficit in the accompanying financial statements at March 31, 2004. During the current quarter, $4,037 was amortized due to the purchase of stock under the stock purchase agreement (See Note 6). The balance at March 31, 2004 was $145,988.

Non-Qualified Stock Option Plan
-------------------------------

From time to time, the Company issues non-qualified stock options. These options are generally granted to consultants for past services and are granted to noteholders in connection with financing agreements.

In 2000, the Company entered into a consulting agreement with an attorney. Under the terms of the agreement, the Company is to grant the attorney an option to purchase 50,000 common shares every six months in July and January. The options have an exercise price of 125% of the market price on the day of the grant and expire three years from the date of the grant. During the three months ended March 31, 2004, the Company granted the attorney the option to purchase 50,000 shares of the Company's common stock. The Company valued these options using the fair value method and recorded legal expense of $350 based on the Black-Scholes option pricing model with the following assumptions:

                   Risk-free interest rate                     3.25%
                   Expected life                               3 years
                   Expected volatility                         15%
                   Dividend yield                              0%

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2004 (Unaudited)


NOTE 6 - FUSION CAPITAL TRANSACTION

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

During the three months ended March 31, 2004, Fusion Capital purchased 1,116,016 shares of the Company's common stock for $80,000 as part of this agreement, (see
Note 5).

NOTE 7 - SUBSEQUENT EVENTS

On April 28, 2004, the Company received $15,000 in payment on the outstanding balance of a stock subscription receivable. As of the date of this report the shares have not been issued (see Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for three months ended March 31, 2004.

Forward-Looking Information.

This report contains certain forward-looking statements and information relating to the Company that is based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned funding and technologies, third party technologies which render the Company's technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which the Company's business ultimately is built. The Company does not intend to update these forward-looking statements.

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

The final report prepared for the DOE, Assistant Secretary for Environmental Management, Volume I, "Final Results Report, In-Situ Grouting Technology for Application in Buried Transuranic Waste Sites" was published in September 2002, by INEEL. Volume I summarized the technology and presents results of a two-year, three-phase treatability study conducted by the INEEL. Volume II was published in April 2003 and contains the results of analytical calculations on the long-term durability of monoliths created by in-situ grouting and on the long-term performance of a treated buried waste site. Significant achievements outlined in Volume 1 of the final report on GMENT:

         o GMENT met or exceeded all of the data quality objectives for the Bench, Implementability, and Full Scale Demonstration Evaluation phases.
         o GMENT confirmed excellent retention of constituent elements and tracer materials during ANS 16.1 leach testing.
         o GMENT demonstrated a strong tolerance to interferences commonly occurring within the buried waste including organic sludge (up to 9 wt% tolerance), soil (up to 50 wt% tolerance), and nitrate salts (up to 12 wt% tolerance).
         o GMENT significantly retards the flow of VOC's for possibly hundreds of years. Bench studies of VOC retention show there is only a few hundredths of a percent of source term lost per 10-day interval in special microencapsulation testing involving cured mixtures of neat grout and 9-wt% organic sludge for GMENT. This suggests flow rates may be on the order of natural disintegration of the compounds in nature.
         o GMENT would conservatively provide mechanical stability and chemical buffering for thousands of years and easily meet a 1,000 year durability goal.

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

With the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by INEEL, we believe we have completed all the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site. Technology Visions is currently moving into position to begin the marketing and commercialization phase of its development.

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

Results of Operations
---------------------

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003
---------------------------------------------------------------------

Technology Visions has not had any revenues since inception (January 1, 1995) through March 31, 2004. Accordingly, Technology Visions has, and continues to be, a development-stage company. With any development-stage company of this nature, there are inherent risks, which may prohibit Technology Visions from reaching commercial viability. As with the development of any new technology, until a commercial product has been developed, purchased, and utilized by a third party, the efficacy of the product is in question and Technology Visions will continue to incur losses. Until completion of the final development of a technology and the commencement of sales, we will have no operating revenues but will continue to incur substantial expenses.

Research and development costs were $0, for the quarters ended March 31, 2004 and 2003. No research projects were underway during the current quarter. Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," was published in April 2003 by INEEL. Once we received this report, it was determined that all the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site had been completed. Confirmation of the test results using surrogate waste is now being confirmed substituting actual radioactive waste. Therefore, there have been no expenditures during the three months ended March 31, 2004 and 2003 for research and development. From inception, research and development costs were $685,507. These costs have been recorded as net of reimbursements from subcontractors.

General and administrative expenses were $122,938 in the current quarter compared to $149,709 in the comparable period last year. The decrease is mainly due to a reduction in consulting fees. Included in these amounts are salaries accrued for two officers in the amount of $75,000 for both periods, under the terms of their employment contracts. From inception, general and administrative expenses were $7,200,251 and the compensatory element of stock and stock options was $2,285,506.

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

Liquidity and Capital Resources
-------------------------------

The Company continues to incur operating losses as a result of being a development-stage company. The Company had cash of approximately $43,610 at March 31, 2004.

For the three months ended March 31, 2004 and 2003, Technology Visions incurred net losses of $158,030 and $188,068, respectively. As of March 31, 2004, the Company had a stockholders' deficiency and a working capital deficiency of approximately $3,323,545 and $651,418, respectively. The Company is in arrears with certain of its payables and accrued liabilities. The Company requires additional funds to move into the marketing and commercialization of its technologies. From inception (January 1, 1995), Technology Visions has incurred net losses of $11,268,201. The report of Technology Visions' independent certified public accountants on the Company's December 31, 2003 financial statements notes that Technology Visions is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders' deficiency at December 31, 2003 and these conditions raise substantial doubt about Technology Vision's ability to continue as a going concern.

Net cash used by operating activities was $63,335 compared to $71,558 for the three months ended March 31, 2004 and 2003, respectively, for a decrease of $8,223.

During the three months ended March 31, 2004, $644 was used in investing activities for the purchase of new computer equipment.

Net cash provided by financing activities was $105,000 for the current three months compared to $49,923 for the comparable period last year for an increase of $55,077. This increase is mainly due to the increase in the sale of stock for cash and the stock purchase agreement with Fusion Capital and a decrease in notes payable. Of these amounts, $30,000 and $0 came from the sale of stock for the three months ended March 31, 2004 and 2003, respectively. The current three months includes $80,000 from the stock purchase agreement with Fusion Capital. Notes payable used $5,000 in the current period compared to $49,923 in loan proceeds in the comparable period last year.

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

ITEM 3 -- CONTROLS AND PROCEDURES

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


         (b)      REPORTS ON FORM 8-K
                  -------------------

                  None

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2004 (Unaudited)


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

                                     TECHNOLOGY VISIONS GROUP, INC.
                                     ------------------------------
                                               Registrant



Date: May 17, 2004                   BY: /S/   JAMES B. LAHEY
                                     -------------------------------------------
                                     James B. Lahey, Chief Executive Officer
                                     Chairman of the Board of Directors

Date: May 17, 2004                   BY: /S/  JAMES A. GIANSIRACUSA
                                     -------------------------------------------
                                              James A. Giansiracusa, Secretary
                                              Chief Financial Officer