Form 10QSB
period 2004-06-30
TECHNOLOGY VISIONS GROUP INC
filed 2004-08-16
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2004


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For transition period from __________ to _______________


                         Commission File Number: 0-25548

                         TECHNOLOGY VISIONS GROUP, INC.
                         ------------------------------
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

         At August 11, 2004, 66,724,270 shares of common stock were outstanding

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2004

                                                                            Page
                                                                            ----
PART I
------

Item 1.   Financial Statements

          Balance Sheet - June 30, 2004 (unaudited).........................  1

          Statements of Operations (unaudited) - Three and Six Months
             Ended June 30, 2004 and 2003 and for the Period of
             Inception, January 1, 1995 through June 30, 2004...............  2

          Statements of Cash Flows (unaudited) - Six Months Ended
             June 30, 2004 and 2003 and for the Period of Inception,
             January 1, 1995 through June 30, 2004..........................  3

          Notes to Financial Statements (unaudited).........................  5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................... 14

Item 3.   Controls and Procedures........................................... 19



PART II
-------

Item 1.   Legal Proceedings................................................. 20

Item 2.   Changes in Securities............................................. 20

Item 3.   Defaults Upon Senior Securities................................... 20

Item 4.   Submission of Matters to a Vote of Security Holders............... 20

Item 5.   Other Information................................................. 20

Item 6.   Exhibits and Reports on Form 8-K.................................. 20

          Signatures........................................................ 21

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                               AS OF JUNE 30, 2004

                                     ASSETS

Cash & cash equivalents                                            $      8,896
                                                                   -------------
      Total current assets                                                8,896

Property and equipment, net of accumulated
      depreciation of $115,811                                            2,307
Other assets                                                              4,800
                                                                   -------------
      Total assets                                                 $     16,003
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                   $    317,802
Accrued expenses                                                          3,000
Loan payable                                                             40,000
Current portion of notes payable to related parties                     340,500
                                                                   -------------
      Total current liabilities                                         701,302

Notes payable to related parties                                        327,439
Accrued interest to related parties                                     371,698
Accrued officers and directors compensation                           2,077,423
                                                                   -------------
      Total liabilities                                               3,477,862

Commitments                                                                  --

Stockholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares
      authorized; none issued and outstanding                                --
Common stock, $.001 par value; 100,000,000 share
      authorized; 66,550,174 issued and outstanding                      66,550
Additional paid-in-capital                                           15,000,144
Accumulated deficit                                                 (18,382,565)
Stock offering costs                                                   (145,988)
                                                                   -------------
      Total stockholders' deficit                                    (3,461,859)
                                                                   -------------
      Total liabilities and stockholders' deficit                  $     16,003
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

                                        TECHNOLOGY VISIONS GROUP, INC.
                                         (A DEVELOPMENT-STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                                                              For the period
                                                                                                             from January 1,
                                               For the Three Month Periods      For the Six Month Periods    1995 (inception)
                                                     Ended June 30,                  Ended June 30,          through June 30,
                                                  2004            2003            2004            2003            2004
                                              -------------   -------------   -------------   -------------   -------------

Revenues                                      $         --    $         --    $         --    $         --    $         --

Costs and expenses:
      Research and development                          --              --              --              --         685,507
      General and administrative expenses           47,470         132,687          95,408         207,396       6,276,721
      Director's/Officer's compensation             75,000          75,000         150,000         150,000         996,000
      Compensatory element of stock options             --           1,956           5,290          17,156       2,285,506
      Loss from litigation settlement, net              --              --              --              --         526,350
      Impairment of property & equipment           223,064
      Impairment of patent                              --              --              --              --          55,477
                                              -------------   -------------   -------------   -------------   -------------
Operating loss                                    (122,470)       (209,643)       (250,698)       (374,552)    (11,048,625)

Other income and (expenses):
      Interest income                                   12               5              22              14           1,214
      Gain from reduction in debt                       --              --              --              --       1,354,330
      Interest expense                             (31,022)        (26,221)        (60,834)        (49,390)     (1,907,280)
      Other income                                     165              --             165              --         717,789
      Financing costs                                   --              --              --              --        (383,600)
      Debt conversion expense                           --              --              --              --        (155,343)
                                              -------------   -------------   -------------   -------------   -------------
Net loss                                      $   (153,315)   $   (235,859)   $   (311,345)   $   (423,928)   $(11,421,515)
                                              =============   =============   =============   =============   =============


Basic and dilutive net loss per share         $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                              =============   =============   =============   =============

Weighted average number
      of shares outstanding                     65,956,767      63,309,572      65,502,507      62,170,706
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

                                                      2

                                   TECHNOLOGY VISIONS GROUP, INC.
                                    (A DEVELOPMENT-STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         For the period
                                                                                         from January 1,
                                                           For the Six Month Periods    1995 (inception)
                                                                Ended June 30,          through June 30,
                                                             2004            2003             2004
                                                         -------------   -------------   -------------
Cash flows from operating activities:
      Net loss                                           $   (311,345)   $   (423,928)   $(11,421,515)
      Adjustments to reconcile net loss to net cash
          Used in operating activities:
      Depreciation and amortization                             1,602           2,235         158,601
      Amortization of deferred finance costs                       --              --         851,350
      Gain from reduction of debt                                  --              --      (1,354,330)
      Common stock issued for services rendered                    --          68,250         270,870
      Common stock issued for licensing agreement                  --              --          30,000
      Compensatory element of common stock and options          5,290          17,156       2,960,506
      Impairment of patent                                         --              --          55,477
      Impairment of property & equipment                           --              --         223,064
      Write-off shareholder loans                                  --              --        (200,466)
      Loss on litigation settlement                                --              --         526,350
      Loss on disposal of property & equipment                     --              --           4,377
      Notes issued in settlement of consulting fees                --              --         274,250
      Debt conversion expense                                      --              --         155,343
      Changes in operating assets and liabilities:
          Decrease (increase) in prepaid expenses                  --         (18,641)         24,471
          (Increase) in deposits                                   --              --          (3,412)
          Increase in accounts payable and
              accrued expenses                                181,404         182,876       3,721,387

                                                         -------------   -------------   -------------
      Net cash used in operating activities                  (123,049)       (172,052)     (3,723,677)
                                                         -------------   -------------   -------------
Cash flows from investing activities:
      Acquisition of property & equipment                        (644)         (1,032)       (248,519)
      Costs of licenses and patents                                --              --         (54,550)
                                                         -------------   -------------   -------------
      Net cash used in investing activities                      (644)         (1,032)       (303,069)
                                                         -------------   -------------   -------------
Cash flows from financing activities:
      Proceeds from sale of common stock                       45,000          25,000         861,743
      Proceeds from issuance of convertible debenture              --              --         375,000
      Proceeds from stock purchase agreement                   80,000         100,000
      Payments on debenture notes                                  --              --        (110,000)
      Notes payable, net                                        5,000         131,423       2,977,259
      Deferred finance charges                                     --              --        (175,350)
      Proceeds from exercise of stock options                      --              --           3,000
       Repayment of notes receivable from stockholders          6,360
      Repayment of notes due to stockholders                       --              --         (16,234)
                                                         -------------   -------------   -------------
      Net cash provided by financing activities               130,000         156,423       4,021,778
                                                         -------------   -------------   -------------
Net increase (decrease) in cash & cash equivalents              6,307         (15,629)         (4,968)
Cash & cash equivalents at beginning of period                  2,589          28,314          13,864
                                                         -------------   -------------   -------------
Cash & cash equivalents at end of period                 $      8,896    $     12,685    $      8,896
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

                                                 3

                              TECHNOLOGY VISIONS GROUP, INC.
                               (A DEVELOPMENT-STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS - Continued
                                        (UNAUDITED)

                                                                                For the period
                                                               For the Six      from January 1,
                                                               Month Periods    1995 (inception)
                                                               Ended June 30,  through June 30,
                                                             2004       2003         2004
                                                            --------  ---------  -----------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
--------------------------------
      Interest                                              $   163   $    233   $  120,171
                                                            ========  =========  ===========
      Taxes                                                 $    --   $    857   $    6,676
                                                            ========  =========  ===========

Non-cash Financing Activities:
      Value of shares issued in connection
          with compensatory obligations                     $    --   $     --   $  919,400
                                                            ========  =========  ===========
      Value of stock issued for
          conversion of notes payable                       $    --   $     --   $2,054,653
                                                            ========  =========  ===========
      Accrued interest converted to common stock            $    --   $     --   $   53,473
                                                            ========  =========  ===========
      Value of shares paid to satisfy accounts payable      $    --   $     --   $   79,880
                                                            ========  =========  ===========
      Assets acquired through a capital lease               $    --   $     --   $    7,126
                                                            ========  =========  ===========
      Value of shares issued for consulting services        $    --   $ 68,250   $  624,160
                                                            ========  =========  ===========
      Value assigned to stock options issued for services   $ 5,290   $ 17,156   $   98,696
                                                            ========  =========  ===========
      Value of stock issued for licensing agreement         $    --   $     --   $   30,000
                                                            ========  =========  ===========
      Value of shares issued for settlement
          of convertible promissory  notes                  $    --   $     --   $  534,235
                                                            ========  =========  ===========
      Value of shares issued for settlement of litigation   $    --   $     --   $   51,250
                                                            ========  =========  ===========
      Value of stock issued in exchange for
          note receivable                                   $    --   $     --   $   17,294
                                                            ========  =========  ===========
      Value of shares issued to satisfy accrued expenses    $    --   $     --   $   53,500
                                                            ========  =========  ===========
      Value of shares issued as additional
          consideration for loan                            $    --   $     --   $   42,750
                                                            ========  =========  ===========
      Reduction of notes payable and accrued
          interest due to litigation                        $    --   $     --   $   60,000
                                                            ========  =========  ===========
      Satisfaction of notes receivable in
          exchange for services                             $    --   $     --   $    8,334
                                                            ========  =========  ===========
      Value of stock issued for stock offering costs        $    --   $151,022   $  151,022
                                                            ========  =========  ===========

                   See accompanying notes to these financial statements.

                                            4

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements
--------------------------------------

The interim financial data as of June 30, 2004, and for the six months ended June 30, 2004 and 2003 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2004, and the results of its operations and cash flows for the six months ended June 30, 2004 and 2003. These results are not necessarily indicative of the results expected for the year ending December 31, 2004. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principles generally accepted in the United States. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. Prior to inception, the Company had losses accumulating to $6,961,050. The Company, since inception, has suffered losses accumulating to $11,421,515 through June 30, 2004. For the year ended December 31, 2003 and for the six months ended June 30, 2004, the Company incurred net losses of approximately $720,194 and $311,345, respectively, and as of June 30, 2004, had a stockholders' deficit and a working capital deficit of approximately $3,461,859 and $692,406, respectively. The Company is in arrears with certain of its payables and accrued liabilities. The Company requires additional funds to move into the marketing and commercialization of its technologies. No assurances can be given that the Company can manufacture its technologies on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, and the successful marketing of its technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to explore additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. In April 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") in an effort to raise working capital (see Note 6). Management intends to use any funds raised to pursue the marketing and commercialization of its technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. Management is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. There can be no assurance that management will be successful in its efforts to raise capital sufficient to fund its working capital requirements or to convert debts into common stock during the next twelve months. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


Development-Stage Company
-------------------------

The Company is considered a development-stage company, with no operating revenues from the license and/or sale of commercially viable technologies during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 1995, near the date management control was obtained. Since inception, the Company has incurred operating losses totaling approximately $11.4 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company's working capital has been generated through the sales of common stock and debt. In addition, significant research and development costs to develop technologies have been expended since inception. Management has provided financial data since January 1, 1995 "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

The Company completed the initial and intermediate testing and evaluation of its GMENT technology at the Department of Energy ("DOE") Idaho Falls site with the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by the Idaho National Engineering and Environmental ("INEEL"). Confirmation of the test results using surrogate waste is now being done using actual radioactive waste. Therefore, there have been no expenditures during the six months ended June 30, 2004 for research and development. The Company is moving into position to begin the marketing and commercialization phase of its development.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


Incremental Shares
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive as of June 30, 2004 consist of the following:

                                                             Number of Potential
                                                               Additional Common
                                                                 Shares
                                                              ------------

Notes payable to related parties                                8,915,132
Options to purchase common stock                                1,262,500
Accrued officers' and directors' compensation                  27,294,585
                                                              ------------
       Total incremental shares at June 30, 2004               37,472,217
                                                              ============


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

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


Stock Based Compensation
------------------------

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

During the quarter ended March 31, 2004, the Company issued two of the officers options for a total of 200,000 shares of the Company's common stock as part of their employment agreements. The Company recorded an expense of $4,940 for these options. No stock options were granted under these agreements during the current quarters ended June 30, 2004 and 2003.

NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following at June 30, 2004:

                                                                                      Accrued
                                                                                     Interest -
                    Notes                      Interest Rate   Principal Balance      Current
      -------------------------------------------------------------------------------------------

      Current Portion:
           Shareholders                         10% - 12%      $       340,500     $     257,485
                                                               ----------------    --------------
              Total                                                    340,500           257,485

      Long Term Portion:
           Officers                             8% - 10%               327,439           114,213
                                                               ----------------    --------------
              Total                                                    327,439           114,213

                                                               ----------------    --------------
      Total Notes Payable to related parties                   $       667,939     $     371,698
                                                               ================    ==============


Current - Shareholder:
----------------------

At June 30, 2004, the Company had an outstanding loan from a shareholder in the amount of $25,000. The note bears an interest rate of 10% per annum and was due on November 5, 1999. The note holder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. No principal or interest payments have been made during the current fiscal year. Accrued interest at June 30, 2004 was $13,125. The Company is in default on the note.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


During the quarter ended March 31, 2004, the Company wrote-off notes payable - shareholders, of $35,000 and the related accrued interest of $16,625 and recorded the adjustment as an additional contribution by the shareholders increasing the "Additional Paid-in Capital" account by the total amount of $51,625.

On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder. As of December 31, 1998, the shareholder had advanced the Company $299,500 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan agreement provides for semi- annual interest payments of $17,920. The installment note is collateralized by the Company's rights, titles and patents, of the Company's technology known as "Polymer Encapsulation Technology." No principal or interest payments have been made during the current fiscal year. The Company is in default on the note.

At December 31, 2002, the Company had a loan outstanding from one individual in the amount of $6,000 received in 1999. There is no stated rate of interest.

In March 2003, the Company entered into a new agreement with a shareholder whereby the shareholder loaned the Company $10,000. The shareholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price during the five day period prior to the date of conversion. This note matured on July 21, 2003. Accrued interest at June 30, 2004 was $1,200. The Company is in default on the note.

Long-term - Officers:
---------------------

At December 31, 2001, the two officers had loans outstanding totaling $112,341 to the Company. Each note bears interest of 10% per annum and is due one year from the issuance date. The notes principal and accrued interest are convertible into common stock at prices ranging from $0.13 to $0.32 per share. During the six months ended June 30, 2004, $5,000 was paid on one of these notes. At June 30, 2004, the total balance owing was $327,440 and the accrued interest was $114,212.

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

During the year ended December 31, 2003, the Company entered into seven new agreements with the officers, whereby the officers loaned a total of $88,000 to the Company at 8% per annum. In addition, the officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price during the five day period prior to the date of conversion. These notes matured between March 11, 2004 and June 23, 2004.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


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

During 2004, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts for a period of one year. This agreement with the officers has been extended to January 1, 2006. As such, all loans made by the officers have been classified as long-term notes payable.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements
------------------------------------

On January 1, 2002, the Company entered into two employment agreements with its current officers. The agreements provide for annual salaries aggregating to $300,000 and expired January 1, 2004. On January 1, 2004, the company entered into new two-year agreements with the officers on similar terms. In addition to the salaries, the agreements grant each officer 50,000 shares of Series A Convertible Preferred stock and 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire January 1, 2007. A total of 200,000 option shares were granted to the officers during the quarter ended March 31, 2004 and 2003 and $4,940 and $15,200 was recorded as additional compensation based on the difference between the market price and the exercise price at the date of grant.

For the six months ended June 30, 2004 and 2003, the expense recorded under the agreements amounted to $150,000 each. In April 2002, the Board of Directors approved accruing interest on all unpaid salary beginning with salaries accrued in the year ending December 31, 2001, at 8% per annum and going forward. Accrued officer's compensation unpaid at June 30, 2004 totaled $1,966,274, and accrued interest totaled $111,147. For the six months ended June 30, 2004 and 2003, interest expense was $26,815 and $17,249 respectively. The accrued compensation is convertible into common stock discounted 10% at $0.32 per share for compensation earned through 2000, and at $0.05, $0.12, and $0.07 per share in 2001, 2002 and 2003, respectively.

Consulting Agreement
--------------------

On September 30, 2003, the Company engaged The Janis Group ("Janis") to provide consulting and advisory services to assist with the implementation of the Company's business plan, specifically, to work with the Company to further its efforts in the commercialization of its proprietary waste management products. The initial fee for these services was $7,500, of this amount $3,750 was paid in the year ended December 31, 2003 and the remaining balance was paid during the quarter ended March 31, 2004. No new fees were incurred during the current fiscal quarter.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


NOTE 5 - STOCKHOLDERS' DEFICIT

Common Stock Transactions during the Six Months Ended June 30, 2003
-------------------------------------------------------------------

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

During the three months ended June 30, 2003, the Company issued 450,000 shares of common stock for proceeds of $25,000. The shares were sold at prices ranging between $0.04 and $0.075 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on an average prior to the sale.

In April 2003, the Company issued 100,000 shares of its common stock to a consultant for marketing and public relations support. At the time of the grant, the shares were valued at $7,500 and were charged to operations during the three months ended June 30, 2003.

Common Stock Transactions during the Six Months Ended June 30, 2004
-------------------------------------------------------------------

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

In April 2004, the Company issued 1,000,000 shares of the Company's common stock for $45,000 or $0.045 per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on an average prior to the sale.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


Stock Issuance Costs
--------------------

The Company capitalizes direct and incremental costs associated with raising cash from the issuance of equity capital, and such costs will be reported as a reduction to the proceeds received in the event the offering is successful. In the event the stock offering is unsuccessful, such costs will be expensed at the time known to management. Stock issuance costs are reported as a reduction of stockholders' deficit in the accompanying financial statements at June 30, 2004. During the quarter ended March 31, 2004, $4,037 was amortized due to the purchase of stock under the stock purchase agreement (See Note 6). As no stock was issued under this agreement during the quarter ended June 30, 2004, no additional amortization was taken. The balance at June 30, 2004 was $145,988.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


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

In September and October 2003, Fusion Capital purchased 371,438 shares of the Company's common stock for $20,000 as part of this agreement. In addition, Fusion loaned the Company $30,000 during the year ended December 31, 2003 and an additional $10,000 during the quarter ended June 30, 2004, for a total of $40,000 against future purchases of shares under the Stock Purchase Agreement.

During the three months ended March 31, 2004, Fusion Capital purchased 1,116,016 shares of the Company's common stock for $80,000 as part of this agreement, (see
Note 5). No shares were issued to Fusion Capital during the quarter ended June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of Technology Vision's financial position and results of operations for six months ended June 30, 2004.

Forward-Looking Information.

This report contains certain forward-looking statements and information relating to Technology Visions' beliefs as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions as they relate to Technology Visions or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Technology Visions with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Technology Visions' realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned funding and technologies, third party technologies which render Technology Visions' technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key management, research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which Technology Visions' business ultimately is built. Technology Visions does not intend to update these forward-looking statements.

Plan of Operation
-----------------

Since 1996, Technology Visions has focused on the development and use of its polymer-based Polymer Encapsulation Technology ("PET") System as a method for stabilizing and encapsulating various radioactive and toxic waste materials leading to a final waste form for disposal. During the past few years, Technology Visions has introduced a new product, GMENT, which is a specialized grout treatment and stabilization technology for subsurface waste stabilization.

To commercialize the PET technology and obtain governmental approval for its use, Technology Visions must complete the additional testing recommended in the most recent report from the Idaho National Engineering and Environmental Laboratory (INEEL). Funding for the completion of this work is estimated to be approximately $300,000. It is also estimated that once funding becomes available to begin this work, it will require 12 to 18 months to complete. Once completed, Technology Visions intends to market this product for use by the DOE or other applications where the benefits of PET can be utilized.

Currently, Technology Visions is focused on developing the GMENT family of products. GMENT is licensed exclusively to Technology Visions and is a trademark of Advanced Grout Systems. GMENT is a cementitous-based grout that contains proprietary materials, which not only stabilize certain wastes but also treat specific hazardous elements within the waste. It has been developed for use in the containment of buried low-level radioactive mixed waste.

In January 2002, Technology Visions entered into an exclusive Trademark License and Technology Licensing Agreement with Advanced Grout Systems, Ltd. Terms of the license allow Technology Visions to manufacture, distribute, market and sell the GMENT product in exchange for a royalty based upon sales volume. The royalty begins at 10% for gross sales up to $1 million, then declines to 9% for sales of $1 million to $5 million, 8% for sales of $5 million to $10 million, 7% for sales of $10 million to $25 million, and 6% for sales exceeding $25 million. This license expires November 30, 2026. The territorial rights granted to Technology Visions under the license include the United States of America and any other countries of the world. Also, as part of the exclusive license, Technology Visions is granted first right of refusal for any additional trademark or non-trademark products developed by Advanced Grout Systems, Ltd. dealing with environmental remediation or waste management technologies.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


In June 2000, Bechtel awarded Technology Visions a contract to manage the testing and evaluation of in-situ grout candidate materials that were being considered by INEEL and Bechtel for the treatment of certain subsurface waste sites at the DOE site in Idaho Falls, Idaho. The contract was a two-year, three-phase Treatability Study conducted by INEEL and Bechtel. Testing included a Phase I Bench Test, Phase II Field Implementability Test, and Phase III Full-Scale Field Test.

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

In April 2001, the Phase II Field Implementability Testing of the contract was conducted by Applied Geotechnical Engineering and Construction Technology Vision's, Inc. ("AGEC") at a site located near Richland, Washington. Upon successful completion of this test phase, GMENT was chosen as the sole grout material selected to be used in the Phase III Full Scale Cold Test Pit Demonstration Project that was conducted in October 2001 at the DOE site in Idaho Falls, Idaho. GMENT was selected based on such factors as basic cost, ease of mixing and cleaning of the grout and associated equipment, minimized grout returns in creating a triplex column, and formation of solid monoliths. Technology Visions, under the exclusive Trademark License and Technology Licensing Agreement with Advanced Grout Systems, Ltd., provided 100 tons of GMENT grouting material for the Phase III Cold Test Pit Demonstration Project. Site grouting was performed by Applied Geotechnical Engineering & Construction
(AGEC). The results of that demonstration met all criteria established by state and federal regulatory agencies.

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

Significant achievements outlined in Volume 1 of the final report on GMENT:

         o GMENT met or exceeded all of the data quality objectives for the Bench, Implementability, and Full Scale Demonstration Evaluation phases.
         o GMENT confirmed excellent retention of constituent elements and tracer materials during ANS 16.1 leach testing. The standard, ANSI/ANS-16.1-2003, provides a uniform procedure to measure and index the release of toxic contaminants from waste forms. The GMENT formulation treated, affixed and/or encapsulated all foreign elements of the surrogate waste and passed all Universal Treatment Standards.
         o GMENT demonstrated a strong tolerance to interferences commonly occurring within the buried waste including organic sludge (up to 9 wt% tolerance), soil (up to 50 wt% tolerance), and nitrate salts (up to 12 wt% tolerance). The performance of the GMENT formulation resisted interference from other materials which might effect the final waste treatment.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


         o    GMENT significantly retards the flow of Volitile Organic Compounds
              (VOC) for possibly hundreds of years. These VOC's are toxic and/or carcinogenic. Bench studies of VOC retention show there is only a few hundredths of a percent of source term lost per 10-day interval in special microencapsulation testing involving cured mixtures of neat grout and 9-wt% organic sludge for GMENT. This suggests flow rates may be on the order of natural disintegration of the compounds in nature.
         o GMENT would conservatively provide mechanical stability and chemical buffering for thousands of years and easily meet a 1,000 year durability goal.

Confirmation of the test results using surrogate waste is now being confirmed substituting actual radioactive waste.

Technology Visions believes that approval of the GMENT material for the treatment and stabilization of buried low-level radioactive mixed waste in certain areas of the Subsurface Disposal Area (SDA) at the DOE site in Idaho Falls, Idaho, could provide initial and significant revenues for Technology Visions. With acceptance and approval of GMENT in Idaho, Technology Visions would aggressively pursue other waste sites identified in the United States with similar waste problems. Initial contacts have been made at two other DOE sites, based on the initial information disclosed in Volume I of the Idaho report, where GMENT may have end use application.

In addition to its focus specifically on GMENT applications and the PET Technology, Technology Visions will continue to search out and acquire technologies when appropriate or obtain licenses to use technologies that have multiple market applications in line with Technology Visions core expertise and know-how.

As with the development of any new technology, until a commercial product has been developed, purchased and utilized by a third party, the efficacy of the product is in question. But Technology Visions believes that based on the developments to date, Technology Visions should anticipate a commercial product in the next 12 to 18 months after final government approval is received. However, Technology Visions' ability to market existing technologies and to acquire new technologies may ultimately be limited by its lack of financial and personnel resources.

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

Technology Visions' business model is to obtain long-term supply contracts for its products with private companies, general contractors or other affiliates which have master contracts with selected waste sites. Revenues, if any, will be recorded when a contract is effected, the products are delivered, and collectibility of the receivable is reasonably assured. Technology Visions does not intend to manufacture its products. We have identified possible outsource manufacturers with the capability and capacity to produce our products. We believe that our margins will be between 12% and 15% of revenues, using outsource manufacturers. The DOE site in Idaho Falls, Idaho, has 14 acres of low-level solid waste which may be treated by our GMENT product. The estimated revenue potential for the Idaho site is for 2.4 million gallons, per year, for ten (10) years or approximately $70 million. Technology Visions has identified other sites in the United States containing wastes that potentially may be treated with GMENT; however, current emphasis is on the Idaho Falls site. There are no assurances that Technology Visions will be selected as a provider of specialty grout GMENT for the Idaho DOE site project.

With the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by INEEL, we believe we have completed all the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site. Technology Visions is currently moving into a position to begin the marketing and commercialization phase of its development.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


On September 30, 2003, Technology Visions engaged The Janis Group ("Janis") to provide consulting and advisory services to assist with the implementation of Technology Visions' business plan, specifically, to work with Technology Visions to further its efforts in the commercialization of its proprietary waste management products.

Critical Accounting Policies
----------------------------

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of Technology Visions including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where our financial information is subject to the use of estimates, assumptions and the application of judgment include our evaluation of impairments of intangible assets, and the recoverability of deferred tax assets, which must be assessed as to whether these assets are likely to be recovered by us through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Results of Operations
---------------------

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003
-------------------------------------------------------------------


Technology Visions has not had any revenues since inception (January 1, 1995) through June 30, 2004. Accordingly, Technology Visions has, and continues to be, a development-stage company. With any development-stage company of this nature, there are inherent risks, which may prohibit Technology Visions from reaching commercial viability. As with the development of any new technology, until a commercial product has been developed, purchased, and utilized by a third party, the efficacy of the product is in question and Technology Visions will continue to incur losses. Until completion of the final development of a technology and the commencement of sales, we will have no operating revenues but will continue to incur substantial expenses.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


Research and development costs were $0, for the quarters ended June 30, 2004 and 2003. No research projects were underway during the current quarter. Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," was published in April 2003 by INEEL. Once we received this report, it was determined that all the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site had been completed. Confirmation of the test results using surrogate waste is now being confirmed substituting actual radioactive waste. Therefore, there have been no expenditures during the three months ended June 30, 2004 and 2003 for research and development. From inception, research and development costs were $685,507. These costs have been recorded as net of reimbursements from subcontractors.

General and administrative expenses were $122,470 in the current quarter compared to $207,687 in the comparable period last year. The decrease is mainly due to a reduction in consulting fees. Included in these amounts are salaries accrued for two officers in the amount of $75,000 for both periods, under the terms of their employment contracts. From inception, general and administrative expenses were $7,322,721 and the compensatory element of stock and stock options was $2,285,506.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

Technology Visions has not had any revenues since inception (January 1, 1995) through June 30, 2004. Accordingly, Technology Visions has, and continues to be, a development-stage company. With any development-stage company of this nature, there are inherent risks, which may prohibit Technology Visions from reaching commercial viability. As with the development of any new technology, until a commercial product has been developed, purchased, and utilized by a third party, the efficacy of the product is in question and Technology Visions will continue to incur losses. Until completion of the final development of a technology and the commencement of sales, we will have no operating revenues but will continue to incur substantial expenses.

Research and development costs were $0, for the six months ended June 30, 2004 and 2003. No research projects were underway during the current quarter. Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," was published in April 2003 by INEEL. Once we received this report, it was determined that all the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site had been completed. Confirmation of the test results using surrogate waste is now being confirmed substituting actual radioactive waste. Therefore, there have been no expenditures during the three months ended June 30, 2004 and 2003 for research and development. From inception, research and development costs were $685,507. These costs have been recorded as net of reimbursements from subcontractors.

General and administrative expenses were $245,408 for the six months ended June 30, 2004 compared to $357,396 in the comparable period last year. The decrease is mainly due to a reduction in consulting fees. Included in these amounts are salaries accrued for two officers in the amount of $150,000 for both periods, under the terms of their employment contracts. The expense for compensatory element of stock options for the six months ended June 30, 2004 was $5,290 compared to $17,156 for the comparable period last year. The decrease is due to the decrease in the stock market price of the company's common stock. From inception, general and administrative expenses were $7,322,721 and the compensatory element of stock and stock options was $2,285,506.

Liquidity and Capital Resources
-------------------------------

Technology Visions continues to incur operating losses as a result of being a development-stage company. Technology Visions had cash of approximately $8,896 at June 30, 2004.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


For the six months ended June 30, 2004 and 2003, Technology Visions incurred net losses of $311,345 and $423,928, respectively. As of June 30, 2004, Technology Visions had a stockholders' deficiency and a working capital deficiency of approximately $3,461,860 and $692,407, respectively. Technology Visions is in arrears with certain of its payables and accrued liabilities. Technology Visions requires additional funds to move into the marketing and commercialization of its technologies. From inception (January 1, 1995), Technology Visions has incurred net losses of $11,421,515. The report of Technology Visions' independent certified public accountants on the company's December 31, 2003 financial statements notes that Technology Visions is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders' deficiency at December 31, 2003 and these conditions raise substantial doubt about Technology Visions' ability to continue as a going concern.

Net cash used by operating activities was $123,049 compared to $172,052 for the six months ended June 30, 2004 and 2003, respectively, for a decrease of $49,003. The decrease was mainly due to a decrease in stock issued for services and compensation.

During the six months ended June 30, 2004, $644 was used in investing activities for the purchase of new computer equipment, compared to $1,032 in the comparable period last year.

Net cash provided by financing activities was $130,000 for the current six months compared to $156,423 for the comparable period last year for a decrease of $26,423. This decrease is mainly due to the increase in the sale of stock for cash and the stock purchase agreement with Fusion Capital and a decrease in notes payable proceeds. Of these amounts, $45,000 and $25,000 came from the sale of stock for the six months ended June 30, 2004 and 2003, respectively. The current six months includes $80,000 from the stock purchase agreement with Fusion Capital. Notes payable proceeds were $5,000 in the current period compared to $131,423 in the comparable period last year.

To date, Technology Visions has funded its operations from the private sales of common stock or notes, most of which have been converted into common stock. These sales have been able to fund only minimal operations and technological developments.

Technology Visions is exploring additional sources of working capital including borrowing, sales of securities, joint ventures and licensing of technologies. Management believes that it can raise adequate capital to keep the company functioning at a minimum level of operation in the next fiscal year. However, there can be no assurances that management will be successful in obtaining adequate funding to complete development of its technology or that if any technology is fully developed, it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance.

Technology Visions has no current commitments for capital expenditures or additional equity or debt financing.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None
Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports On Form 8-K

           (a)    Exhibits
                  --------
                  Exhibit 10.1    Employment Contract with James A. Giansiracusa
                  Exhibit 10.2    Employment Contract with James B. Lahey
                  Exhibit 31.1 Certification of the Chief Executive Officer of Technology Visions Group, Inc. pursuant to
                                  Section 302 of the Sarbanes-Oxley Act of 2002
                  Exhibit 31.2 Certification of the Chief Financial Officer of Technology Visions Group, Inc. pursuant to
                                  Section 302 of the Sarbanes-Oxley Act of 2002
                  Exhibit 32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Technology Visions Group, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002


           (b)    Reports on Form 8-K
                  -------------------

                  None

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2004 (Unaudited)

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

                                TECHNOLOGY VISIONS GROUP, INC.
                                ------------------------------
                                         Registrant



Date: August 13, 2004           By: /s/  James B. Lahey
                                ------------------------------------------------
                                         James B. Lahey, Chief Executive Officer
                                         Chairman of the Board of Directors

Date: August 13, 2004           By: /s/  James A. Giansiracusa
                                ------------------------------------------------
                                         James A. Giansiracusa, Secretary
                                         Chief Financial Officer