Form 10QSB
period 2004-09-30
TECHNOLOGY VISIONS GROUP INC
filed 2004-11-22
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2004


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For transition period from __________ to _______________


                         Commission File Number: 0-25548

                         TECHNOLOGY VISIONS GROUP, INC.,
                         -------------------------------
                 (Name of small business issuer in its charter)



             Delaware                                     84-100269
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                      910 West San Marcos Blvd., Suite 102
                          San Marcos, California 92078
                          ----------------------------
                    (Address of principal executive offices)

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

         At November 19, 2004, 79,175,361 shares of common stock were outstanding

Transitional Small Business Disclosure Format: Yes [ ]    No [X]

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                              INDEX TO FORM 10-QSB
                               SEPTEMBER 30, 2004


                                                                            Page
                                                                            ----
PART I
------

Item 1.   Financial Statements

          Balance Sheet - September 30, 2004 (unaudited).......................1

          Statements of Operations (unaudited) - Three and Nine Months Ended
             September 30, 2004 and 2003 and for the Period of Inception, January 1, 1995 through
             September 30, 2004................................................2

          Statements of Cash Flows (unaudited) - Nine Months Ended
             September 30, 2004 and 2003 and for the Period of Inception,
             January 1, 1995 through September 30, 2004........................3

          Notes to Financial Statements (unaudited)........................... 5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................16

Item 3.   Controls and Procedures.............................................21



PART II
-------

Item 1.   Legal Proceedings...................................................22

Item 2.   Changes in Securities...............................................22

Item 3.   Defaults Upon Senior Securities.....................................22

Item 4.   Submission of Matters to a Vote of Security Holders.................22

Item 5.   Other Information...................................................22

Item 6.   Exhibits and Reports on Form 8-K....................................22

          Signatures..........................................................23

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                            AS OF SEPTEMBER 30, 2004


                                     ASSETS

Cash and cash equivalents                                          $      3,636
                                                                   -------------
      Total current assets                                                3,636

Property and equipment, net of accumulated depreciation
      of $116,628                                                         1,491
Other assets                                                              6,401
                                                                   -------------
      Total assets                                                 $     11,528
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                   $    327,678
Accrued expenses                                                          3,000
Loan advance                                                             60,000
Current portion of notes payable to related parties                     340,500
                                                                   -------------
      Total current liabilities                                         731,178

Notes payable to related parties                                        327,439
Accrued interest to related parties                                     388,593
Accrued officers and directors compensation                           2,166,416
                                                                   -------------
      Total liabilities                                               3,613,626

Commitments                                                                  --

Stockholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized;
      none issued and outstanding                                            --
Common stock, $.001 par value; 100,000,000 share authorized;
      66,775,366 issued and outstanding                                  66,775
Additional paid-in-capital                                           15,011,245
Accumulated deficit                                                 (18,534,634)
Stock offering costs                                                   (145,484)
                                                                   -------------
      Total stockholders' deficit                                    (3,602,098)
                                                                   -------------
      Total liabilities and stockholders' deficit                  $     11,528
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


                                                  TECHNOLOGY VISIONS GROUP, INC.
                                                   (A DEVELOPMENT-STAGE COMPANY)
                                                     STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                                                                                 For the period
                                                                                                                   of Inception,
                                                                                                                  from January 1,
                                                     For the Three Months             For the Nine Months          1995 through
                                                      Ended September 30,              Ended September 30,           Sept. 30,
                                                   2004              2003            2004              2003             2004
                                               -------------    -------------    -------------    -------------    -------------
Revenues                                       $         --     $         --     $         --     $         --     $         --

Costs and expenses:
      Research and development                           --               --               --               --          685,507
      General and administrative expenses            40,905           44,637          136,313          454,533        6,367,626
      Directors compensation                         75,000           75,000          225,000           22,500        1,071,000
      Compensatory element of stock options              --               --            5,290           17,156        2,285,506
      Loss from litigation settlement, net               --               --               --               --          476,350
      Impairment of fixed assets                         --               --               --               --          223,064
      Impairment of patent                               --               --               --               --           55,477
                                               -------------    -------------    -------------    -------------    -------------
Operating loss                                     (115,905)        (119,637)        (366,603)        (494,189)     (11,164,530)

Other income and (expenses):
      Interest income                                     2                5               24               19            1,216
      Gain from reduction in debt                        --               --               --               --        1,354,330
      Interest expense                              (36,495)         (31,226)         (97,329)         (80,616)      (1,943,776)
      Other income                                      330              485              495              485          718,119
      Financing costs                                    --               --               --               --         (383,600)
      Debt conversion expense                            --               --               --               --         (155,343)
                                               -------------    -------------    -------------    -------------    -------------
Net loss                                       $   (152,068)    $   (150,373)    $   (463,413)    $   (574,301)     (11,573,584)
                                               =============    =============    =============    =============    =============


Basic and dilutive net loss per share          $      (0.00)    $      (0.00)    $      (0.01)    $      (0.01)
                                               =============    =============    =============    =============

Weighted average number
      of shares outstanding                      66,688,029       63,931,173       65,900,566       62,763,977
                                               =============    =============    =============    =============

                                       See accompanying notes to these financial statements.

                                             TECHNOLOGY VISIONS GROUP, INC.
                                              (A DEVELOPMENT-STAGE COMPANY)
                                          STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               For the period
                                                                                               of Inception,
                                                                                               from January 1,
                                                                  For the Nine Months           1995 through
                                                                  Ended September 30,            Sept. 30,
                                                                 2004            2003               2003
                                                             -------------    -------------    -------------
Cash flows from operating activities:
      Net loss                                               $   (463,413)    $   (574,301)    $(11,573,584)
      Adjustments to reconcile net loss to net cash
          Used in operating activities:
      Depreciation and amortization                                 2,419            3,393          159,418
      Amortization of deferred finance costs                           --               --          851,350
      Gain from reduction of debt                                      --               --       (1,429,701)
      Common stock issued for services rendered                        --           68,250          270,870
      Common stock issued for licensing agreement                      --               --           30,000
      Compensatory element of common stock and options              5,290           17,156        2,960,506
      Impairment of patent                                             --               --           55,477
      Impairment of fixed assets                                       --               --          223,064
      Write-off shareholder loans                                      --               --         (200,466)
      Loss on litigation settlement                                    --               --          526,350
      Loss on disposal of fixed assets                                 --               --            4,377
      Notes issued in settlement of consulting fees                    --               --          274,250
      Debt conversion expense                                          --               --          155,343
      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                   --               --               --
          Decrease (increase) in prepaid expenses                      --          (44,007)          24,471
          (Increase) in deposits                                   (1,601)              --           (5,013)
          Increase in accounts payable and
              accrued expenses                                    298,996          291,065        3,914,351
                                                             -------------    -------------    -------------
      Net cash used in operating activities                      (158,309)        (238,444)      (3,758,937)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                      (644)          (1,032)        (248,519)
      Costs of licenses and patents                                    --               --          (54,550)
                                                             -------------    -------------    -------------
      Net cash used in investing activities                          (644)          (1,032)        (303,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock                           45,000           35,000          861,743
      Proceeds from issuance of convertible debenture                  --               --          375,000
      Proceeds from stock purchase agreement                       90,000           10,000          110,000
      Payments on debenture notes                                      --               --         (110,000)
      Notes payable, net                                           25,000          184,423        2,997,259
      Deferred finance charges                                         --               --         (175,350)
      Proceeds from exercise of stock options                          --               --            3,000
      Repayment of notes due to stockholders                                                        (16,234)
      Repayment of notes receivable from stockholders                  --               --            6,360
                                                             -------------    -------------    -------------
      Net cash provided by (used in) financing activities         160,000          229,423        4,051,778
NET INCREASE (DECREASE) IN CASH                                     1,047          (10,053)         (10,228)
CASH AT BEGINNING OF PERIOD                                         2,589           28,314           13,864
                                                             -------------    -------------    -------------
CASH AT END OF PERIOD                                        $      3,636     $     18,261     $      3,636
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


                                         TECHNOLOGY VISIONS GROUP, INC.
                                          (A DEVELOPMENT-STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS - Continued
                                                   (UNAUDITED)

                                                                                               Inception,
                                                                                             from January 1,
                                                                   For the Nine Months        1995 through
                                                                   Ended September 30,          Sept. 30,
                                                                   2004           2003             2004
                                                               -----------     -----------     -----------
 SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
 --------------------------------
       Interest                                                $      283      $      383      $  120,228
                                                               ===========     ===========     ===========
       Taxes                                                   $      800      $      857      $    7,476
                                                               ===========     ===========     ===========

Non-cash Financing Activities:
      Value of shares issued in connection
          with compensatory obligations                        $       --      $       --      $  919,400
                                                               ===========     ===========     ===========
      Value of stock issued for
          conversion of notes payable                          $       --      $       --      $2,054,653
                                                               ===========     ===========     ===========
      Accrued interest converted to common stock               $       --      $       --      $   53,473
                                                               ===========     ===========     ===========
      Value of shares paid to satisfy accounts payable         $    1,830      $    1,842      $   81,710
                                                               ===========     ===========     ===========
      Assets acquired through a capital lease                  $       --      $       --      $    7,126
                                                               ===========     ===========     ===========
      Value of shares issued for consulting services           $       --      $   68,250      $  624,160
                                                               ===========     ===========     ===========
      Value assigned to stock options issued for services      $    5,290      $   17,156      $   98,696
                                                               ===========     ===========     ===========
      Value of stock issued for licensing agreement            $       --      $       --      $   30,000
                                                               ===========     ===========     ===========
      Value of shares issued for settlement
          of convertible promissory  notes                     $       --      $       --      $  534,235
                                                               ===========     ===========     ===========
      Value of shares issued for settlement of litigation      $       --      $       --      $   51,250
                                                               ===========     ===========     ===========
      Value of stock issued in exchange for                    $       --      $       --      $   17,294
                                                               ===========     ===========     ===========
          note receivable
      Value of shares issued to satisfy accrued expenses       $       --      $       --      $   53,500
                                                               ===========     ===========     ===========
      Value of shares issued as additional
          consideration for loan                               $       --      $       --      $   42,750
                                                               ===========     ===========     ===========
      Reduction of notes payable and accrued
          interest due to litigation                           $       --      $       --      $   60,000
                                                               ===========     ===========     ===========
      Satisfaction of notes receivable in
          exchange for services                                $       --      $       --      $    8,334
                                                               ===========     ===========     ===========
      Value of stock issued for stock offering costs           $       --      $  151,022      $  151,022
                                                               ===========     ===========     ===========

                                  See accompanying notes to these financial statements.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements
--------------------------------------

The interim financial data as of September 30, 2004, and for the nine months ended September 30, 2004 and 2003 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2004, and the results of its operations for the nine months and cash flows for the nine months ended September 30, 2004 and 2003. These results are not necessarily indicative of the results expected for the year ending December 31, 2004. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principles generally accepted in the United States. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. Prior to inception, the Company had losses accumulating to $6,961,050. The Company, since inception, has suffered losses accumulating to $11,573,584 through September 30, 2004. For the year ended December 31, 2003 and for the nine months ended September 30, 2004, the Company incurred net losses of approximately $720,194 and $463,413, respectively, and as of September 30, 2004, had a stockholders' deficit and a working capital deficit of approximately $3,602,098 and $727,542, respectively. The Company is in arrears with certain of its payables and accrued liabilities. The Company requires additional funds to move into the marketing and commercialization of its technologies. No assurances can be given that the Company can manufacture its technologies on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, and the successful marketing of its technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to explore additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. In April 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") in an effort to raise working capital (see Note 6). Management intends to use any funds raised to pursue the marketing and commercialization of its technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. Management is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. There can be no assurance that management will be successful in its efforts to raise capital sufficient to fund its working capital requirements or to convert debts into common stock during the next twelve months. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


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

The Company completed the initial and intermediate testing and evaluation of its GMENT technology at the Department of Energy ("DOE") Idaho Falls site with the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by the Idaho National Engineering and Environmental ("INEEL"). Confirmation of the test results using surrogate waste is now being done using actual radioactive waste. Therefore, there have been no expenditures during the nine months ended September 30, 2004 for research and development. The Company is moving into position to begin the marketing and commercialization phase of its development.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


Incremental Shares

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive as of September 30, 2004 consist of the following:

                                                             Number of Potential
                                                              Additional Common
                                                                    Shares
                                                             -------------------

Notes payable to related parties                                     10,985,882
Options to purchase common stock                                      1,312,500
Accrued officers' and directors' compensation                        32,540,934
                                                             -------------------
       Total incremental shares at September 30, 2004                44,839,316
                                                             ===================

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however, the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

 In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


Under APB 25, when the exercise price of the Company's stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recorded.

During the quarter ended March 31, 2004, the Company issued two of the officer's options for a total of 200,000 shares of the Company's common stock as part of their employment agreements. The Company recorded an expense of $4,940 for these options. No stock options were granted under these agreements during the current quarters ended September 30, 2004 and 2003.

NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following at September 30, 2004:

                  Notes                    Interest Rate        Principal Balance   Accrued Interest
----------------------------------------------------------------------------------------------------
Current Portion:
     Shareholders                            10% - 12%        $         340,500    $        267,295
                                                              ------------------   -----------------
        Total                                                           340,500             267,295

Long Term Portion:
     Officers                                8% - 10%                   327,440             121,297
                                                              ------------------   -----------------
        Total                                                           327,440             121,297

                                                              ------------------   -----------------
Total Notes Payable to related parties                        $         667,940    $        388,592
                                                              ==================   =================

Current - Shareholder:
----------------------

At September 30, 2004, the Company had an outstanding loan from a shareholder in the amount of $25,000. The note bears an interest rate of 10% per annum and was due on November 5, 1999. The note holder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. No principal or interest payments have been made during the current fiscal year. Accrued interest at September 30, 2004 was $13,750. The Company is in default on the note.

During the quarter ended March 31, 2004, the Company wrote-off notes payable - shareholders, of $35,000 and the related accrued interest of $16,625 and recorded the adjustment as an additional contribution by the shareholders increasing the "Additional Paid-in Capital" account the total amount of $51,625.

On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder. As of December 31, 1998, the shareholder had advanced the Company $299,500 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan agreement provides for semi- annual interest payments of $17,920. The installment note is collateralized by the Company's rights, titles and patents, of the Company's technology known as "Polymer Encapsulation Technology." No principal or interest payments have been made during the current fiscal year. Accrued interest at September 30, 2004 was $252,145. The Company is in default on the note.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


At December 31, 2002, the Company had a loan outstanding from one individual in the amount of $6,000 received in 1999. There is no stated rate of interest.

In March 2003, the Company entered into a new agreement with a shareholder whereby the shareholder loaned the Company $10,000. The shareholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price during the five day period prior to the date of conversion. This note matured on July 21, 2003. Accrued interest at September 30, 2004 was $1,400. The Company is in default on the note.

Long-term - Officers:
---------------------

At December 31, 2001, the two officers had loans outstanding totaling $112,341 to the Company. Each note bears interest of 10% per annum and is due one year from the issuance date. The notes principal and accrued interest are convertible into common stock at prices ranging from $0.13 to $0.32 per share. During the nine months ended September 30, 2004, $5,000 was paid on one of these notes. At September 30, 2004, the total balance owing on all notes to officers was $327,440 and the accrued interest was $121,297.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


During 2000, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts for a period of one year. The agreements with the officers have been extended to January 1, 2006. As such, all loans made by the officers have been classified as long-term notes payable.

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

For the nine months ended September 30, 2004 and 2003, the expense recorded under the agreements amounted to $150,000 each. In April 2002, the Board of Directors approved accruing interest on all unpaid salary beginning with salaries accrued in the year ending December 31, 2001, at 8% per annum and going forward. Accrued officer's compensation unpaid at September 30, 2004 totaled $1,966,274, and accrued interest totaled $111,147. For the nine months ended September 30, 2004 and 2003, interest expense was $26,815 and $17,249 respectively. The accrued compensation is convertible into common stock discounted 10% at $0.32 per share for compensation earned through 2000, and at $0.05, $0.12, and $0.07 per share in 2001, 2002 and 2003, respectively. During 2002, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of this debt through January 1, 2005.

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

In August 2004, the Company engaged Longenecker & Associates, Inc. ("L&A") to provide consulting services and advice to the Company on the introduction of its products to DOE and other government and commercial markets. The agreement calls for the Company to pay L&A $5,000 per quarter plus a 2% commission on the gross amount of any sales made by or as a result of contacts made by L&A. During the quarter ended September 30, 2004 the fee was prorated and the Company paid $3,300 to L&A for their services.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


NOTE 5 - STOCKHOLDERS' DEFICIT

Common Stock Transactions during the Nine Months Ended September 30, 2003
-------------------------------------------------------------------------

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

During the nine months ended September 30, 2003, the Company issued 603,846 shares of common stock for proceeds of $35,000. The shares were sold at prices ranging between $0.04 and $0.075 per share per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on an average prior to the sale.

In April 2003, the Company issued 100,000 shares of its common stock to a consultant for marketing and public relations support. At the time of the grant, the shares were valued at $7,500 and were charged to operations during the three months ended September 30, 2003.

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

Common Stock Transactions during the Nine Months Ended September 30, 2004
-------------------------------------------------------------------------

In January 2004, the Company granted both officers an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share, as part of their employment agreement. These options were valued at $4,940 and were charged to officer's compensation during the three months ended March 31, 2004.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


During the nine months ended September 30, 2004, the Company issued 1,312,094 shares of its common stock to Fusion Capital under the Stock Purchase Agreement (see Note 6) for proceeds of $90,000 ranging from $0.051 to $0.093 per share. The shares were issued under the Company's SB-2 registration that became effective on July 16, 2003.

In April 2004, the Company issued 1,000,000 shares of the Company's common stock for $45,000 or $0.045 per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on an average prior to the sale.

In August 2004, the Company issued 29,114 shares of its common stock to a consultant for payment of accrued expenses. At the time of the grant, the shares were valued at $1,830 and were charged against accounts payable.

Stock Issuance Costs
--------------------

The Company capitalizes direct and incremental costs associated with raising cash from the issuance of equity capital, and such costs will be reported as a reduction to the proceeds received in the event the offering is successful. In the event the stock offering is unsuccessful, such costs will be expensed at the time known to management. Stock issuance costs are reported as a reduction of stockholders' deficit in the accompanying financial statements at September 30, 2004. During the three and nine months ended September 30, 2004, $503 and $4,531, respectively, was amortized due to the purchase of stock under the stock purchase agreement (See Note 6). The balance at September 30, 2004 was $145,484.

Non-Qualified Stock Option Plan
-------------------------------

From time to time, the Company issues non-qualified stock options. These options are generally granted to consultants for past services and are granted to note holders in connection with financing agreements.

In 2000, the Company entered into a consulting agreement with an attorney. Under the terms of the agreement, the Company is to grant the attorney an option to purchase 50,000 common shares every nine months in July and January. The options have an exercise price of 125% of the market price on the day of the grant and expire three years from the date of the grant. During the three months ended March 31, 2004, the Company granted the attorney the option to purchase 50,000 shares of the Company's common stock. The Company valued these options using the fair value method and recorded legal expense of $350 based on the Black-Scholes option pricing model with the following assumptions:

                  Risk-free interest rate                      3.25%
                   Expected life                               3 years
                   Expected volatility                         15%
                   Dividend yield                              0%

During the three months ended September 30, 2004, the Company granted the attorney the option to purchase 50,000 shares of the Company's common stock. The Company valued these options using the fair value method and recorded legal expense of $0 based on the Black-Scholes option pricing model with the following assumptions:

                  Risk-free interest rate                      3.25%
                   Expected life                               3 years
                   Expected volatility                         6%
                   Dividend yield                              0%

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


Common stock purchase options and warrants consisted of the following during the three months ended September 30, 2004:


                                                                              Exercise
                                                              Options           Price
                                                          ---------------  -----------------
Outstanding and exercisable, December 31, 2003                 1,012,500   $0.05 to $0.45
     Granted                                                     300,000   $0.05 to $0.16
     Exercised                                                         -          -
     Expired                                                           -          -
                                                          ---------------
Outstanding and exercisable, Sept. 30, 2004                    1,312,500
                                                          ===============

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

In September and October 2003, Fusion Capital purchased 371,438 shares of the Company's common stock for $20,000 as part of this agreement. In addition, Fusion loaned the Company $30,000 during the year ended December 31, 2003 and an additional $30,000 during the nine ended September 30, 2004, for a total of $60,000 against future purchases of shares under the Stock Purchase Agreement.

During the nine months ended September 30, 2004, Fusion Capital purchased 1,312,094 shares of the Company's common stock for $90,000 as part of this agreement, (see Note 5).

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


NOTE 8 - SUBSEQUENT EVENTS

In October 2004, the Company issued 9,121,980 shares to two officers for payment of $456,098 in accrued salaries. In addition the two officers were issued 55,000 shares each of Series A Convertible Preferred Stock in payment of $233,750 each in accrued salaries.

In October 2004, the Company issued to its legal counsel 600,000 shares of its Common Stock in payment of $30,000 in legal fees.

In October 2004, Fusion Capital loaned the Company an additional $20,000. On November 10, 2004, Fusion Capital purchased 1,400,000 shares of the Company's common stock for $70,000 against the loans made to the Company.

In November 2004, a former officer of the Company signed an agreement with the Company whereby he agreed to forfeit any accrued salaries. As a result of this agreement the Company wrote-off and recognized a gain of $119,950 from the reduction of debt.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for nine months ended September 30, 2004.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


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

Results of Operations
---------------------

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003
-----------------------------------------------------------------------------

Technology Visions has had minimal or no revenues since inception (January 1, 1995) through September 30, 2004. Accordingly, Technology Visions has, and continues to be, a development-stage company. With any development-stage company of this nature, there are inherent risks, which may prohibit Technology Visions from reaching commercial viability. As with the development of any new technology, until a commercial product has been developed, purchased, and utilized by a third party, the efficacy of the product is in question and Technology Visions will continue to incur losses. Until completion of the final development of a technology and the commencement of sales, we will have no operating revenues but will continue to incur substantial expenses.

Research and development costs were $0, for the quarters ended September 30, 2004 and 2003. No research projects were underway during the current quarter. Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," was published in April 2003 by INEEL. Once we received this report, it was determined that all the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site had been completed. Confirmation of the test results using surrogate waste is now being confirmed substituting actual radioactive waste. Therefore, there have been no expenditures during the three months ended September 30, 2004 and 2003 for research and development. From inception, research and development costs were $685,507. These costs have been recorded as net of reimbursements from subcontractors.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


General and administrative expenses were $115,905 in the current quarter compared to $119,637 in the comparable period last year. Included in these amounts are salaries accrued for two officers in the amount of $75,000 for both periods, under the terms of their employment contracts.

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

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2003
----

Technology Visions has had minimal or no revenues since inception (January 1, 1995) through September 30, 2004. Accordingly, Technology Visions has, and continues to be, a development-stage company. With any development-stage company of this nature, there are inherent risks, which may prohibit Technology Visions from reaching commercial viability. As with the development of any new technology, until a commercial product has been developed, purchased, and utilized by a third party, the efficacy of the product is in question and Technology Visions will continue to incur losses. Until completion of the final development of a technology and the commencement of sales, we will have no operating revenues but will continue to incur substantial expenses.

Research and development costs were $0, for the nine months ended September 30, 2004 and 2003. No research projects were underway during the current quarter. Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," was published in April 2003 by INEEL. Once we received this report, it was determined that all the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site had been completed. Confirmation of the test results using surrogate waste is now being confirmed substituting actual radioactive waste. Therefore, there have been no expenditures during the three months ended September 30, 2004 and 2003 for research and development. From inception, research and development costs were $685,507. These costs have been recorded as net of reimbursements from subcontractors.

General and administrative expenses were $366,603 for the nine months ended September 30, 2004 compared to $494,189 in the comparable period last year. The decrease is mainly due to a reduction in consulting fees. Included in these amounts are salaries accrued for two officers in the amount of $225,000 for both periods, under the terms of their employment contracts. The expense for compensatory element of stock options for the nine months ended September 30, 2004 was $5,290 compared to $17,156 for the comparable period last year. The decrease is due to the decrease in the stock market price of the Company's common stock. From inception, general and administrative expenses were $6,367,626, director's compensation was $1,071,000, and the compensatory element of stock and stock options was $2,285,506.

Liquidity and Capital Resources
-------------------------------

The Company continues to incur operating losses as a result of being a development-stage company. The Company had cash of approximately $3,636 at September 30, 2004.

For the nine months ended September 30, 2004 and 2003, Technology Visions incurred net losses of $463,413 and $574,301, respectively. As of September 30, 2004, the Company had a stockholders' deficiency and a working capital deficiency of approximately $3,602,098 and $727,542, respectively. The Company is in arrears with certain of its payables and accrued liabilities. The Company requires additional funds to move into the marketing and commercialization of its technologies. From inception (January 1, 1995), Technology Visions has incurred net losses of $11,573,584. The report of Technology Visions' independent certified public accountants on the Company's December 31, 2003 financial statements notes that Technology Visions is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders' deficiency at December 31, 2003 and these conditions raise substantial doubt about Technology Vision's ability to continue as a going concern.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


Net cash used by operating activities was $158,309 compared to $238,444 for the nine months ended September 30, 2004 and 2003, respectively, for a decrease of $80,135. The decrease was mainly due to a decrease in stock issued for services and compensation.

During the nine months ended September 30, 2004, $644 was used in investing activities for the purchase of new computer equipment, compared to $1,032 in the comparable period last year.

Net cash provided by financing activities was $160,000 for the current nine months compared to $229,423 for the comparable period last year for a decrease of $69,423. This decrease is mainly due to the increase in the sale of stock for cash and the stock purchase agreement with Fusion Capital and a decrease in notes payable proceeds. Of these amounts, $45,000 and $35,000 came from the sale of stock for the nine months ended September 30, 2004 and 2003, respectively. The current nine months includes $90,000 compared to $10,000 for the comparable period last year from the stock purchase agreement with Fusion Capital. Notes payable proceeds were $25,000 in the current period compared to $184,423 in the comparable period last year.

To date, Technology Visions has funded the largest part of its operations from the private sales of common stock or notes, most of which have been converted into common stock. These sales have been able to fund only minimal operations and technological developments.

Technology Visions is exploring additional sources of working capital including borrowing, sales of securities, joint ventures, megers, and licensing of technologies. Management believes that Technology Visions can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. However, there can be no assurances that management will be successful in obtaining adequate funding to complete development of its technology or that if any technology is fully developed, it can be manufactured on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)


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


                (b)      Reports on Form 8-K
                         -------------------

                         None

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                         September 30, 2004 (Unaudited)




                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNOLOGY VISIONS GROUP, INC.
                         ------------------------------
                                   Registrant



Date: November 19, 2004                  By: /s/   James B. Lahey
                                         ---------------------------------------
                                         James B. Lahey, Chief Executive Officer
                                         Chairman of the Board of Directors

Date: November 19, 2004                  By: /s/  James A. Giansiracusa
                                         ---------------------------------------
                                         James A. Giansiracusa, Secretary
                                         Chief Financial Officer