Form 10KSB
period 2004-12-31
TECHNOLOGY VISIONS GROUP INC
filed 2005-04-15
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004       COMMISSION FILE NUMBER 0-25548


                         TECHNOLOGY VISIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                 84-100269
                 --------                                 ---------
    (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
     Incorporation or Organization)

                         910 W. SAN MARCOS BLVD, SUITE 102
                          SAN MARCOS, CALIFORNIA 92078
                    (Address of Principal Executive Offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (760) 752-8654

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

   State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates based on the average bid and ask price as reported by the Over-the Counter: Bulletin Board "OTC:BB" of the NASD, as of April 12, 2004 was approximately $3,632,326.80.

CLASS                                              OUTSTANDING AT April 15 2005
Common Stock, $.001 par value                                 99,999,999 SHARES

 Transitional Small Business Disclosure Format (check one): Yes [ ] No [XX]

TABLE OF CONTENTS



                                     PART I

Item 1.    Description of business..........................................  3

Item 2.    Description of property.......................................... 10

Item 3.    Legal proceedings................................................ 10

Item 4.    Submission of matters to a vote of security holders.............. 10

                                     PART II


Item 5.    Market for common equity and related stockholder matters......... 11

Item 6.    Management's discussion and analysis or plan of operation........ 16

Item 7.    Financial statements............................................. 21

Item 8.    Changes in and disagreements with accountants on
           accounting and financial disclosure.............................. 21

Item 8A.   Controls and procedures.......................................... 21


                                    PART III

Item 9.    Directors and executive officers of the registrant; Compliance with Section 16(a) of the Securities Exchange Act of 1934;
           Code of ethics................................................... 21

Item 10.   Executive compensation........................................... 22

Item 11.   Security ownership of certain beneficial owners and management and related stockholder matters.................................. 24

Item 12.   Certain relationships and related transactions................... 26

Item 13.   Exhibits......................................................... 27

Item 14.   Principal accountant fees and services........................... 28

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

HISTORY OF TVGR

         Technology Visions Group, Inc. was incorporated in Delaware in 1985 under the name Orbit Technologies, Inc. Orbit Technologies, Inc. changed its name to Technology Visions Group, Inc. on December 22, 2000. A change in control occurred in 1995 when current management became involved. As such, management has defined inception as January 1, 1995 for financial reporting purposes.

         Our business objective is to take base technologies, develop these technologies until commercially viable products are possible, and license these technologies and any products resulting from the technologies to affiliated or unaffiliated entities for use in the environmental remediation and containment market. Since 1995, we have focused on addressing the environmental remediation requirements at the U.S. Department of Energy ("DOE") site located at Idaho Falls, Idaho. There have been only minimal revenues generated from our operations.

         We operate as an applied research and development company and technology portal that employs and retains independent engineers, research consultants, research institutes, universities and other consultants as needed to develop and analyze technologies. Our technologies include Polymer Encapsulation Technology ("PET") and GMENT treatment and stabilization systems, designed for use in the radioactive waste remediation industry. None of the technologies are currently in commercial use.

         Our activities over the past years have focused predominantly on identifying, developing and familiarizing potential end users, or consumers, of PET and GMENT treatment and stabilization systems, including governmental entities, with the testing and evaluation work completed and funded to date by Lockheed Martin Idaho Technology Co. ("Lockheed Martin") and Bechtel BWXT Idaho LLC ("Bechtel"). We function as a subcontractor to Lockheed and/or Bechtel BWXT and we are paid a fixed fee for each contract, which must be completed within the designated time frame. We are responsible for completing the test and evaluation tasks designated by the contractor. The contractor then submits a final report with recommendations to the U.S. Department of Energy ("DOE").

         We believe that the approval of the GMENT material by federal and state agencies for the treatment and stabilization of buried low-level radioactive mixed waste in identified areas of the Subsurface Disposal Area ("SDA") located at the DOE site in Idaho Falls, Idaho, could provide initial and significant revenues for our company. We also believe that with the acceptance and approval of GMENT in Idaho, opportunities exist at other DOE waste sites within the United States that have similar waste problems and offer potential future revenues.

         Since 1995, our company has spent approximately $685,507 for research and development activities. In the last two fiscal years, our Company has not spent any funds for research and development activities. Research and development expenses consist of the preparation of PET and GMENT product samples for evaluation in the encapsulation of low-level radioactive mixed waste for final disposal or as a method for transporting waste to an interim or final disposal site. These costs were borne directly by us.

         Our company completed all the testing and evaluation of our technologies at the Idaho Falls site with the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by the Idaho National Engineering and Environmental Laboratory (INEEL). Therefore, there have been no expenditures during the year ended December 31, 2004 and 2003 for research and development. Our Company is moving into position to begin the marketing and commercialization of its development.

TVGR TECHNOLOGY

         Technology Visions Group is focused on commercializing PET and GMENT products for use in the environmental waste remediation industry.

         Our Company has completed product test and evaluation on PET and GMENT for Lockheed Martin and Bechtel in conjunction with contracts awarded by the DOE Idaho Operations Office, Idaho Falls, Idaho. These contracts have utilized waste materials sourced from the Idaho Falls DOE site. This site, nearly 900 square miles in area, contains in various forms, radioactive, toxic and hazardous wastes that will require further processing and remeditation to insure safe and economical long-term disposal.

         Since 1995, our Company has focused on the development and use of its polymer-based Polymer Encapsulation Technology ("PET"). PET was developed and subsequently assigned to Technology Visions by Dr. Stephen Prewett, a former employee and former director of the Company. PET is intended for use with dry, radioactive and toxic waste for either final disposal or as a transportation medium to move materials from one site to another. PET has been developed for the treatment of waste material to prevent significant environmental damage and health problems caused by radioactive wastes that cannot be easily or economically rendered harmless.

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

         PET is designed for difficult to treat hazardous or toxic waste materials. Our Company believes that applications may exist in other vertical markets, which would include use for other radioactive mixed or toxic wastes, and horizontal markets which would include other applications of the material,
e. g., as a protective barrier, heat shield, fire protection, acid or base safeguard.

         Our Company has completed test and evaluation contracts on PET for Lockheed Martin and Bechtel in conjunction with testing for the U.S. Department of Energy, Idaho Operations Office, in Idaho Falls, Idaho. The Idaho Falls site is one of many United States waste management sites containing one form or another of either radioactive, toxic and/or hazardous waste requiring cleanup processing. The final report on PET prepared by Bechtel BWXT LLC/ INEEL recommended in its submittal to the DOE that a pilot plant demonstration be conducted to test and evaluate engineering criteria, disposal parameters and product transportation scenarios. Other recommendations included encapsulation and mixing studies utilizing actual radioactive materials.

         Future business activities for PET will include implementation of the recommendations of the final report submitted to the DOE as a result of the completed test and evaluation contracts funded by Lockheed Martin and Bechtel. The cost estimate to complete the recommendations from the report is $250,000 with an expected time to complete of 12 to 18 months after required funding has become available.

         In March 2000, our PET was selected for the second consecutive year for presentation at the international waste symposium, Waste Management 2000, in Tucson, Arizona sponsored by the DOE and the University of Arizona. The paper, which was submitted for consideration by Bechtel, was judged by the conference's Technical Review Board and chosen for presentation based on the results of the most recent test and evaluation project completed for Bechtel. Our presentation, entitled "POLYSILOXANE ENCAPSULATION OF CALCINE WASTE," was presented in the Nuclear Materials Stabilization and Disposition technical session.

         In the spring of 2000, we jointly developed with Advanced Grout Systems Ltd. a second product suitable for waste remediation, GMENT. Advanced Grout Systems, Ltd. has exclusively licensed GMENT to us for distribution, marketing and sale. GMENT is a cementitous grout that contains proprietary materials that not only stabilize certain wastes but also treat specific hazardous elements within the waste. The GMENT grouting process may be used to entomb contaminants buried in low-level radioactive mixed waste. The grouting process provides a safe, low cost method to contain the waste versus excavating, transporting and the separate processing of the buried waste. It has been developed for use in the containment of mixed low-level in-situ waste and has successfully completed laboratory, field implementability testing, and a Full Scale Field evaluation under a contract funded by Bechtel. GMENT has been developed for use in standard, jet grouting application equipment. It is injected into the waste-containing site at ambient temperatures at pressures between 6,000 and 8,000 psi.

         Low-level subsurface contaminated wastes are those wastes that have the potential to be remediated without excavation using technology strategies that destroy, isolate, or prevent any further spread of contaminants into the surrounding environment. When the GMENT solution cures, the process binds toxic and hazardous contaminates and encapsulates or entombs radioactive waste in place, rendering it environmentally safe. GMENT can be formulated to be neutral in the environment and is projected to remain effective for thousands of years. Because this type of treatment occurs in place, both costs and the risks of exposure are reduced significantly versus retrieving the waste by excavation for further processing.

         GMENT has undergone extensive laboratory and field testing and evaluation and was chosen over five other competing materials as the material of choice to treat and stabilize a surrogate radioactive mixed waste at the Cold Test Pit South located at the Subsurface Disposal Area at the DOE site in Idaho Falls, Idaho. The technology is ready for commercialization and deployment to the field.

TVGR CURRENT OPERATIONS

         In June 2000, Bechtel awarded Technology Visions a contract to evaluate six grout candidate materials submitted by different manufacturers that were being considered by INEEL and Bechtel for the treatment of certain subsurface wastes located in the Subsurface Disposal Area (SDA) Operable Unit (OU) 7-13/14 at the DOE site in Idaho Falls, Idaho. One of the six grouts was GMENT. There is approximately 78,000,000 cubic feet of stored mixed low level in-situ contaminated waste located at seven DOE sites located within the United States; approximately 25,900,000 cubic feet of this waste is stored at the Idaho Falls site.

         The Phase I Bench Testing of the six grouts conducted at the University of Akron in February 2001 concluded that three of the grout candidates, including GMENT, should be taken to the field for Phase II testing.

         In April 2001, the Phase II Field Implementability Testing was conducted by Applied Geotechnical Engineering and Construction Company at a site located near Richland, Washington. Upon completion of the field implementability testing, GMENT was the grout selected from the three candidates for the Phase III Full Field Scale evaluation to be conducted at the Cold Test Pit at the Idaho DOE facility in October 2001. Technology Visions provided 100 tons of GMENT for the Phase III Full Field Scale Evaluation.

         During the Phase III Full Field Scale Field evaluation, GMENT was blended into solution using a high shear mixer located at a ready mix concrete plant located in Idaho Falls, Idaho. The mixture was then delivered to the INEEL Cold Test Pit Site, adjacent to the INEEL Radioactive Waste Management Complex, and jet grouted into a subsurface trench containing low-level radioactive buried mixed waste.

         The grouting equipment, used at the Cold Test Pit Site, included a Casagrande C-6 Drill System, a Casagrande Jet-5 high-pressure pump, and a vortex mixing system. GMENT cures binding toxic and hazardous contaminates, filling voids and encapsulating radioactive waste in place, rendering it environmentally safe. Final monoliths are solid stand-alone blocks containing a matrix of GMENT, buried waste and soil.

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

         Bechtel recently issued an Engineering Design File (EDF) entitled, Grout Selection Criteria and Recommendation for the Operable Unit 7-13/14 In Situ Grouting Project and dated December 2004. The EDF indicates that this project would not be going forward as planned until additional studies were completed requiring a risk assessment based on revised inventory and containment mobility date at the site. The time required to complete this additional modeling is not known at this time.

         Our Company intends to continue to acquire or obtain licenses to use technologies that have multiple market applications. Our ability to market existing technologies and acquire new technologies may ultimately be limited by its lack of financial resources.

TVGR MARKETS

         We are focused on commercializing technologies for use in the environmental waste cleanup market and to date have focused on the cleanup requirements necessary at the DOE sites located throughout the United States. Today, the government's estimated cost for environmental waste cleanup at these sites is between $200 and $230 billion. That figure does not include the costs for removal of pollutants from either water or silt that has been deposited in our rivers and oceans.

         Currently, our Company is focused on the development and use of the PET and GMENT treatment and stabilization technologies as advanced environmental technological solutions for various radioactive and toxic waste materials the DOE has identified for final disposal.

TVGR EXPLOITATION OF TECHNOLOGIES

         Our Company or its licensee must, with regard to each technology, after studies and testing, determine whether the technology may be commercially feasible. At that time, our Company or the licensee must develop a plan that will best exploit this technology. This plan may require us or the licensee to raise additional funds and exploit the technology through various means, including the establishment of a marketing organization to sell this technology. Alternately, our Company or the licensee may subcontract out the manufacturing, or may joint venture this technology with existing companies which have manufacturing or marketing capabilities or further license the technologies for exploitation to companies that have these capabilities. Upon further licensing, our Company or the licensee may receive royalty payments or a combination of revenues structured from the sale and use of the product. Any technology may also be sold outright with or without future payments based on sales. Therefore, each technology that may be commercially viable might be exploited in a different manner and may have various levels of success. To the extent that we seek to internally exploit any technology, we may require substantial additional capital, which may not be available on favorable terms, if at all.

TVGR EMPLOYEES AND CONSULTANTS

         We presently have two officers employed on a full time basis, and one administrative assistant and a bookkeeper employed on a part-time basis.

         During the last few years, our Company has engaged a team of consultants who are specialists in disciplines not present in our Company. Specific areas of focus include:

         o        technology evaluation,

         o        securities compliance,

         o        investor and shareholder relations,

         o        investment banking,

         o        operations/administration,

         o        human resources, policy and procedures, and

         o        business development.

         These specialists are utilized to advise management in specific professional areas. Because of their increasing familiarity with our Company, this pool of advisors and consultants represent a potential permanent staff when the funding permits. These consultants and advisors have been compensated on a contingent fee basis related to performance criteria and the successful execution of responsibilities. None of the consultants are affiliates of our Company. Additional site personnel and administrative staff will be added as it is deemed appropriate and necessary to support the revenue stream, if any.

GOVERNMENT REGULATION

         The production and marketing of our Company's products and technologies and its ongoing research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. Depending on the technology, regulatory approvals and certification may be necessary from the Department of Transportation, Department of Energy, Nuclear Regulatory Commission, Environmental Protection Agency and other federal, state or local facilities. Failures or delays by our Company or its affiliates or licensees in obtaining the required regulatory approvals would adversely affect the marketing of products that our Company develops and our Company's ability to receive product revenues or royalties.

         To date, our Company's products, PET and GMENT, have passed certain applicable tests, including the American Society of Testing Materials certification required by the contracts with Lockheed Martin and Bechtel, the EPA and state and federal agencies.

         The final report on PET prepared by Bechtel BWXT LLC/ INEEL recommended in its submittal to the DOE that a pilot plant demonstration be conducted to test and evaluate engineering criteria, disposal parameters and product transportation scenarios. Other recommendations included encapsulation and mixing studies utilizing actual radioactive materials.

         Governmental approval necessary for our Company's and others use of PET with calcine waste will require the completion of the above testing. Funding for the completion of this work, estimated by the Company at $250,000, will specifically address the PET technology. The additional work necessary to complete the commercialization of PET cannot begin until the required funding is available and will require an estimated 12 to 18 months for completion.

TVGR COMPETITORS

         Our Company is active in the intensely competitive field of high technology research and development and competes against numerous public and private entities, some with substantially greater financial and human resources than our Company. High technology research and development can be characterized as proceeding at a very rapid pace with frequent technological breakthroughs, some of which may render our Company's technology and their products obsolete even before they are commercially marketed. Our Company is aware of other products that perform similar functions to PET and GMENT. Competition includes technologies based on materials known as polyethylene, other grout materials and a process called vitrification.

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

         Based on the current research and technical information our Company has accumulated, our Company believes that its application and formulations of the PET and GMENT material are unique in the waste containment, transportation, and disposal industry.

RECENT DEVELOPMENTS

         On November 22, 2004, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Sutura, Inc., a Delaware corporation ("Sutura"). Pursuant to the terms of the Merger Agreement, Sutura will be merged with and into our company, and we will be the surviving corporation (the "Surviving Corporation") under Delaware law and we shall be vested with all of the collective assets, liabilities, powers and privileges of both our company and Sutura (the "Merger"). It is anticipated that the closing and consummation of the Merger Agreement will occur as soon as practicable following the completion of all conditions to the closing, as set out in the Merger Agreement.

         The primary business of the Surviving Corporation will be to pursue the pre-merger business of Sutura, a medical device company that has developed a line of innovative, minimally invasive vessel closure devices. In addition, the parties will continue our existing business of acquiring and developing technologies utilized in the environmental remediation market as a separate business division of the Surviving Corporation following the closing of the Merger Agreement.

         Following the closing of the Merger Agreement, the directors and officers of the Surviving Corporation shall be Anthony A. Nobles, Chairman, President and Chief Executive Officer, Egbert Ratering, Executive Vice President European Operations and a Director, John Crew, M.D., Director, Robert Hill, Vice President of Operations, Ben Brosch, Vice President Research and Development and Engineering and James A. Giansiracusa, Vice President and Director. Mr. Giansiracusa is currently the Chief Operating Officer, Secretary and a Director of the Registrant. Mr. James Lahey is currently the Chairman, Chief Executive Officer and President, and a Director of the Registrant. Following the closing of the Merger Agreement, both Mr. Giansiracusa and Mr. Lahey will serve as Vice Presidents of the Surviving Corporation under employment agreements and Mr. Giansiracusa will also serve as a Director of the Surviving Corporation. Each of Mr. Lahey's and Mr Giansiracusa's current employment agreements with us will be terminated as of the effective time of the Merger.

         It is anticipated that immediately following the effectiveness of the Merger under the terms of the Merger Agreement and Delaware law, (i) the current holders of our capital stock (including all securities exercisable for, exchangeable for or convertible into shares of Common Stock), shall own five percent (5%) of the Common Stock of the Surviving Corporation on a fully diluted basis, and (ii) the shares of capital stock of Sutura (including all securities exercisable for, exchangeable for or convertible into shares of capital stock of Sutura, except for any such securities owned by certain investors of Sutura), shall be automatically converted into and exchanged for the right to receive ninety five percent (95%) of the Common Stock of the Surviving Corporation on a fully diluted basis. In addition, all options, stock appreciation rights, warrants and other rights to purchase capital stock of Sutura shall be converted into options, stock appreciation rights, warrants and other rights to purchase shares of the Common Stock of the Surviving Corporation (the "Rights"). No shares of capital stock or Rights to acquire capital stock of Sutura will be outstanding following the effectiveness of the Merger as contemplated by the Merger Agreement.

         We contemplate that we will effect a reverse split of our Common Stock and that our authorized capitalization immediately prior to consummation of the Merger will consist solely of approximately 300,000,000 shares of Common Stock, of which approximately 12,000,000 shares will be issued and outstanding, and we shall have no outstanding options, warrants, or other rights to acquire Common Stock. As merger consideration, we shall issue to the holders of Sutura capital stock (or otherwise reserve for issuance upon exercise of Rights) approximately 228,000,000 shares of Common Stock. There will be no cash consideration paid to the holders of Sutura's capital stock in connection with the Merger.

         The closing and consummation of the Merger Agreement is subject to several conditions, including but not limited to approval of the Merger Agreement by our board of directors and our shareholders, as well as Sutura's shareholders, the effectuation of a reverse split of our Common Stock on a twelve for one basis, the amendment of our Certificate of Incorporation to increase our authorized capital stock, obtaining all required third party and governmental consents and approvals, there being no more than five percent (5%) of our shareholders exercising dissenters rights under Delaware law, there being no litigation, claims or proceedings that would prohibit the consummation of the Merger Agreement, our having entered into definitive agreements contemplating the purchase by a third party of at least $15.0 million of equity securities in the Surviving Corporation , and such other matters as are set forth in the Merger Agreement.

         It is anticipated that the transactions contemplated by the Merger Agreement will be accounted for as a purchase. Accordingly, the historical financial statements of the Surviving Corporation will be that of Sutura.

         The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

         On November 19, 2004 and December 20, 2004 our board of directors approved, and on December 29, 2004 the holders of a majority of our outstanding Common Stock consented in writing to, the Merger, the increase in our authorized capital stock and the proposed stock split. Together, such approval and consent constitutes the approval and consent of the requisite number of shares of outstanding capital stock required under Delaware General Corporation Law and our Certificate of Incorporation and bylaws to approve the Merger and the amendment to our Articles of Incorporation to increase our authorized capital stock from 100,000,000 shares of Common Stock to 300,000,000 shares of Common Stock, and conduct the reverse stock split. Accordingly, the actions will not be submitted to our remaining stockholders for a vote. The remaining stockholders will receive an Information Statement that will provide them with certain information concerning the actions in accordance with the requirements of the Securities Exchange Act of 1934 and the regulations promulgated thereunder, including Regulation 14C. We will prepare and file an Information Statement with the Securities and Exchange Commission that is currently under review by the Commission.

         Under Delaware law, our shareholders who oppose the Merger Agreement and the Merger have certain appraisal rights.

         The common shares issued by us in the Merger will not be registered under the Securities Act of 1933 based on an exemption from registration under
Section 4(2) under the Securities Act. The shares may not be resold unless the shares are registered under the Securities Act or an exemption from such registration is available.

         The Merger, and the amendments to our Certificate of Incorporation will become effective upon the filing of the amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware. Under applicable federal securities laws, we cannot file the amended and restated Certificate of Incorporation until at least 20 days after the mailing of our Information Statement.

         On March 24, 2005 the United States Department of Energy announced the selection of CH2MHill - WG Idaho, LLC as the contractor responsible for the Idaho Cleanup Project through 2012 at the Idaho National Laboratory (INL). CH2M
- WGI replaces Bechtel BWXT, Idaho LLC as site contractor.

ITEM 2. DESCRIPTION OF PROPERTY

Technology Visions maintains its principal executive offices in San Marcos, California where it occupies a 726 square-foot office at 910 W. San Marcos Blvd, Suite 102 San Marcos, California 92078 pursuant to a lease from an unaffiliated third party for $1,067.22 per month currently, escalating to $1,132.21 per month in October 2006. The lease expires in October 2007.

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

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2004, Technology Visions was not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As discussed above, under the Recent Developments Section of Item I, on December 29, 2004, our stockholders voted by written consent to approve the Merger with Sutura, and to approve an increase in our authorized capital to 300,000,000 shares and to approve a reverse stock split of our outstanding common stock on a twelve shares for one share basis. The vote was taken by written consent of the shareholders in lieu of a meeting. As of December 29, 2004, we had outstanding 99,999,999 shares of our common stock. Shareholders holding and voting 51,746,047 shares voted in favor of the actions. Such number constitutes a majority of our shareholders on the record date for the vote, which under Delaware law and the provisions of our Certificate of Incorporation is sufficient to approve the actions. We have prepared and filed with the Commission our Information Statement on Form 14C with respect to the written consent, which Information Statement is currently under review by the Commission. After the Information Statement is approved by the Commission it will be mailed to our shareholders, and twenty days following the mailing, we may consummate the merger, the increase in capital stock and the proposed stock split.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

TVGR's common stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board on a limited and sporadic basis under the symbol "TVGR." The reported high and low bid and asked prices for the common stock are shown below for the periods from January 1, 2003 through December 29, 2004. The prices presented are bid and ask prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices may not necessarily reflect actual transactions.

                                                  PERIOD        HIGH      LOW
                                            ---------------    -------   -------

Fiscal Year Ended December 31, 2003         First Quarter       $0.16     $0.07
                                            Second Quarter      $0.20     $0.07
                                            Third Quarter       $0.20     $0.05
                                            Fourth Quarter      $0.10     $0.05

Fiscal Year Ended December 31, 2004         First Quarter       $0.14     $0.06
                                            Second Quarter      $0.11     $0.05
                                            Third Quarter       $0.08     $0.05
                                            Fourth Quarter*     $0.11     $0.03

         * Through December 29, 2004

         As of December 29, 2004 there were approximately 302 stockholders of record of TVGR common stock.

         DIVIDENDS

         TVGR has not paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. TVGR anticipates that any earnings generated from future operations will be used to finance its operations. No restrictions exist upon TVGR's ability to pay dividends.

         The transfer agent for the Company is North American Transfer Company, 147 W. Merrick Rd, Freeport, NY 11520-0331, Telephone, 516-379-8501


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


2002 NON-QUALIFIED STOCK COMPENSATION PLAN

In 2002, the Board of Directors adopted the 2002 Non-Qualified Stock Compensation Plan (the "Stock Plan") as a method for Technology Visions to compensate key employees, advisors and consultants by issuing them shares of its capital stock or options to purchase shares of its capital stock in exchange for services rendered and to be rendered and thereby conserve the Company's cash resources. The Board of Directors reserved five million (5,000,000) shares of its $.001 par value common stock for issuance under the Stock Plan. During the fiscal year options to purchase 200,000 shares of common stock at an exercise price of $.05 per share have been issued to James Giansiracusa and James Lahey, respectively, under the Stock Plan.

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


Payment of Exercise Price
 ------------------------
Payment of the option price on exercise of stock options may be made in cash, shares of common stock of the company or a combination of both, as determined by the Committee.

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

RECENT SALES OF UNREGISTERED SECURITIES

In January 2003 we issued options to purchase 100,000 shares of common stock at a price of $.05 per share to an executive officer of our company. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In January 2003 we issued options to purchase 100,000 shares of common stock at a price of $.05 per share to an executive officer of our company. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In January 2003 we issued options to purchase 50,000 shares of common stock at a price of $.125 per share, expiring on January 17, 2005, to our legal counsel in lieu of cash fees. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In February 2003 we issued and sold 375,000 shares of common stock at a price of $.09 per Share to a consultant in lieu of cash for consulting services rendered. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In March 2003 we issued and sold 300,000 shares of common stock at a price of $.09 per share to a consultant in lieu of cash for a consulting agreement. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In April 2003 we issued and sold 1,678,022 shares of common stock at a price of $.09 per share and 300,000 shares of common stock at a price of $.05 per share in connection with a stock purchase agreement. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In July 2003 we issued options to purchase 50,000 shares of common stock at a price of $.125 per share, expiring on July 17, 2005, to our legal counsel in lieu of cash fees. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In September 2003 we issued 20,000 shares of common stock at a price of $.09 per share to a consultant in lieu of cash consulting fees. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In April, May and September 2003 we issued and sold a total 603,846 shares of common stock at sale prices ranging from $.04 of $.09 per share, for total consideration of $35,000 in connection with a private placement transaction. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholders took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. The shareholders were permitted access to our management for the purpose of acquiring investment information. Due to the shareholders' status as sophisticated investors and their dealings with development companies generally, we deem the shareholders sophisticated for the purposes of Section 4(2) of the Act.

In January 2004 we issued options to purchase 100,000 shares of common stock at a price of $.05 per share to an executive officer of our company. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In January 2004 we issued options to purchase 100,000 shares of common stock at a price of $.05 per share to an executive officer of our company. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In April 2004 we issued and sold 1,000,000 shares of common stock at a sale price of $.045 per share in connection with a private placement transaction. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In August 2004 we issued 29,114 shares of common stock at a price of $.063 per share to an accountant in lieu of cash fees. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In October 2004 we issued 600,000 shares of common stock at a price of $.05 per share to our legal counsel in lieu of cash fees. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In October 2004 we issued 5,860,998 shares of common stock at a price of $.05 per share to an executive officer of our company in lieu of accrued and unpaid salary. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In October 2004 we issued 4,560,999 shares of common stock at a price of $.05 per share to an executive officer of our company in lieu of accrued and unpaid salary. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In October 2004 we issued 55,000 shares of Series A Preferred Stock at a price of $4.25 per share to an executive officer of our company in lieu of accrued and unpaid salary in the amount of $233,000. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In October 2004 we issued 55,000 shares of Series A Preferred Stock at a price of $4.25 per share to an executive officer of our company in lieu of accrued and unpaid salary in the amount of $233,000. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In December 2004 we issued 1,000,000 shares of common stock at a price of $.061 per share to an existing shareholder in connection with a debt settlement arrangement. We relied upon the exemption from registration as set forth in
Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In December 2004 we issued 1,000,000 shares of common stock at a price of $.061 per share to our legal counsel in lieu of cash fees and in connection with the surrender of a warrant to us. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. The shareholder was permitted access to our management for the purpose of acquiring investment information. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In December 2004 we issued 7,412,319 shares of common stock at a price of $.074 per share to an executive officer of our company in lieu of accrued and unpaid salary. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.

In December 2004 we issued 7,412,319 shares of common stock at a price of $.074 per share to an executive officer of our company in lieu of accrued and unpaid salary. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933 (the "Act") for the issuance of these shares. The shareholder took the shares for investment purposes without a view to distribution and had access to information concerning TVGR and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the issuance and sale of the shares. Due to the shareholder's status as a sophisticated investor and its dealings with development companies generally, we deem the shareholder sophisticated for the purposes of Section 4(2) of the Act.


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

Currently, Technology Visions is focused on developing GMENT. GMENT is licensed exclusively to Technology Visions and is a trademark of Advanced Grout Systems. GMENT is a cementitous based grout that contains proprietary materials, which not only stabilize certain wastes but also treat specific hazardous elements within the waste. It has been developed for use in the containment of buried low-level radioactive mixed waste.

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

In June 2000, Bechtel awarded Technology Visions a contract to manage the testing and evaluation of six in-situ grout candidate materials that were being considered by INEEL and Bechtel for the treatment of certain subsurface wastes located in the Subsurface Disposal Area (SDA) Operable Unit (OU) 7-13/14 at the DOE site in Idaho Falls, Idaho. The contract was a two-year, three-phase Treatability Study conducted by INEEL and Bechtel. Testing included Phase I Bench Testing, Phase II Field Implementability Testing, and Phase III Full-Scale Field Testing.

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

In April 2001, the Phase II Field Implementability Testing of the contract was conducted by Applied Geotechnical Engineering and Construction Company, Inc. ("AGEC") at a site located near Richland, Washington. Upon successful completion of this test phase, GMENT was chosen as the sole grout product selected to be used in the Phase III Full-Scale Field Test (Cold Test Pit)that was conducted in October 2001 at the DOE site in Idaho Falls, Idaho. GMENT was selected based on such factors as basic costs, ease of mixing and cleaning of the grout, minimized grout returns in creating a triplex column, and formation of the solid monoliths. Technology Visions, under the exclusive Trademark License and Technology Licensing Agreement with Advanced Grout Systems, Ltd., provided 95 tons of GMENT grouting material for Phase III. Site grouting was performed by AGEC. Testing results met all criteria established by state and federal regulatory agencies.

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

In December 2004, Bechtel issued an Engineering Design File (file) entitled, Grout Selection Criteria and Recommendation for the Operable Unit 7-13 and 7-14 In Situ Grouting Project for the above described project. The File summarizes some of the work completed for the SDA site previously performed under Phase I, Phase II and Phase III. While previous work was conducted using surrogate waste, the File includes results performed using waste sourced from the actual site proposed for treatment. The File indicated that GMENT is the preferred commercial INEEL field tested grout and had the lowest rate of leaching for Technicium-99, a significant containment, of any field-tested cementitous grout. However, because of revised inventory and containment mobility data, additional risk assessment modeling will be required to determine whether there is sufficient risk driver for the project to proceed.

Technology Visions believes that the approval of the GMENT product for the treatment and stabilization of buried low-level mixed waste in certain areas of the Subsurface Disposal Area (SDA) at the DOE site in Idaho Falls, Idaho, could provide initial and significant revenues for the Company. With the acceptance and approval of GMENT in Idaho, Technology Visions would aggressively pursue other waste sites identified in the United States with similar waste problems. Initial contacts have been made at two other DOE sites, based on the initial information disclosed in Volume I of the Idaho report, where GMENT may have end use application.

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

As with the development of any new technology, until a commercial product has been developed, purchased and utilized by a third party, the efficacy of the product is in question. But Technology Visions believes that based on the developments to date, the company should anticipate a commercial product in the next 12 to 18 months provided the requirements pertaining to risk assessment outlined in the File can be favorably met and final governmental approval is received. However, Technology Visions' ability to market existing technologies and to acquire new technologies may ultimately be limited by its lack of financial resources.

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

On September 14, 2004, the Company engaged Longenecker and Associates to assist the Company in its efforts to identify projects and key individuals at various DOE locations where its technologies may have application. To date, these efforts have resulted in introductions at DOE headquarters, Idaho Completion Project at Idaho Falls and at the Hanford, Washington DOE site.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2004  Compared to Year Ended December 31, 2003
----------------------------------------------------------------------

Technology Visions has not had any revenues since inception (January 1, 1995) through December 31,2004. Accordingly, the Company has, and continues to be, a development-stage company. With any development-stage company of this nature there are inherent risks, which may prohibit Technology Visions from reaching commercial viability. As with the development of any new technology, until a commercial product has been developed, purchased, and utilized by a third party, the efficacy of the product is in question and Technology Visions will continue to incur losses. Until completion of the final development of a technology and the commencement of sales, Technology Visions will have no operating revenues but will continue to incur substantial expenses.

General and administrative expenses were $624,731 in the current fiscal year compared to $625,901 in the comparable period last year. The increase is due to increased professional and consulting fees, as we move into the new phase of operations. We are continuing to maintain minimal overhead. Included in such amounts are salaries accrued for two officers in the amount of $304,940 and

$315,200 respectively, under the terms of their employment contracts, including amounts recorded as additional compensation for stock options granted. The main difference is in the value of the stock options granted. From inception, general and administrative expenses were $7,702,034 and the compensatory element of stock and stock options was $2,285,506.

Research and development costs for GMENT were $-0- in the fiscal years 2004 and 2003. No research projects were underway during either year. Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," was published in April 2003 by INEEL. Once we received this report, it was determined that all the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site had been completed. The test results using surrogate waste are now being confirmed substituting actual radioactive waste. Therefore, there have been no expenditures during the year ended December 31, 2004 and 2003 for research and development. Technology Visions has recorded these costs as net of reimbursements from subcontractors.

LIQUIDITY AND CAPITAL RESOURCES

Technology Visions continues to incur operating losses as a result of being a development-stage company.

For the years ended December 31, 2004 and 2003, Technology Visions incurred net losses of approximately $758,205 and $720,194, respectively. As of December 31, 2004, the Company had a stockholders' deficiency and a working capital deficiency of approximately $1,852,247 and $1,857,112, respectively. Also, the Company is in arrears with substantially all of its payables. We require additional funds to move into the marketing and commercialization of our technologies. From inception (January 1, 1995), Technology Visions has incurred net losses of $11,868,376. The report of Technology Visions' independent certified public accountants notes that Technology Visions is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders' deficiency at December 31, 2004 and these conditions raise substantial doubt about Technology Vision's ability to continue as a going concern.

Net cash used by operating activities was $271,093 compared to $257,794 for the years ended December 31, 2004 and 2003, respectively, for an increase of $13,299. We had cash of approximately $98,336 at December 31, 2004.

Net cash provided by financing activities was $370,000 for the current year compared to $234,009 for the prior year for an increase of $135,901. Of this amount, $45,000 and $35,000 came from the sale of stock for the years ended December 31, 2004 and 2003, respectively. Fiscal year 2004 included $5,000 in payment of officer loans, $240,000 in loan proceeds from Fusion Capital and $90,000 from the stock purchase agreement with Fusion Capital. Fiscal year 2003 included $139,099 in proceeds from stockholder loans, $20,000 from the stock agreement with Fusion Capital and $40,000 in loan proceeds.

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

In April 2003, the Company entered into a common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement $10,000 of the Company's common stock up to an aggregate of $6.0 million. The Company has authorized the sale and issuance of 20,000,000 shares of its common stock to Fusion Capital under the common stock purchase agreement. These shares were registered on a Form SB-2 that became effective July 16, 2003. During the current fiscal year, Fusion Capital has purchased $5,312,094 shares of the Company's common stock for $290,000 as compared to 371,438 shares of the Company's common stock for $20,000 in the prior year as part of this agreement. In addition, Fusion loaned the Company $40,000 and $30,000 during the years ended December 31, 2004 and 2003, respectively against future purchases of shares under the Stock Purchase Agreement. In the fourth quarter of 2004, Fusion Capital converted the total loan amount of $70,000 into $1,400,000 shares of the Company's common stock.

Technology Visions does not expect to make any significant capital purchases in 2005, except for possible equipment for the PET or GMENT treatment systems.

ITEM 7. FINANCIAL STATEMENTS

The Company's audited financial statements are listed in the Index to Financial Statements and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 10, 2003, pursuant to the approval of the Board of Directors of Technology Visions, Technology Visions dismissed the accounting firm of McKennon, Wilson & Morgan LLP as its independent auditors. On October 10, 2003, Technology Visions engaged the accounting firm of Kabani & Company, Inc., C.P.A.'s, located in Huntington Beach, California, as its new independent accountants. This information was previously reported in the Company's Form 8-K dated October 10, 2003.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT; CODE OF ETHICS

The following table sets forth information concerning the directors and executive officers of Technology Visions:

NAME                             AGE         TITLE
----                             ---         -----
James B. Lahey                   70          Chairman of the Board of Directors, President, Chief
                                             Executive Officer, and Director

James A. Giansiracusa            56          Chief Operating Officer, Secretary, Chief Financial
                                             Officer and Director

William N. Whelen, Jr.           67          Director


         Set forth below is a brief description of the business experience of the persons serving as TVGR's directors and execute officers.

         MR. JAMES B. LAHEY became President and a director of Technology Visions in March 1995. From 1993 through 1994 he was President and Executive Vice President of Sensotron, Inc., which develops technologically advanced transducer products. From 1989 to 1992 he was Corporate Executive Vice President of W. S. Shamban & Co., a manufacturer of engineered sealing systems. He has previously held senior management positions with W.R. Grace & Co. and Ausimont U.S.A. Mr. Lahey holds a Bachelors degree in Civil Engineering from Manhattan College and is a registered professional engineer in New York.

         MR. JAMES A. GIANSIRACUSA has been the Secretary of Technology Visions since October 1993 and became Vice President - Operations in January 1994 and Chief Operating Officer in 1997. Before joining Technology Visions, Mr. Giansiracusa was a Lieutenant Colonel in the United States Marine Corps where his duties included command billets in both aviation and infantry. He was also a consultant for Wackenhut Services International, an international security firm, from 1991 to 1992. During Mr. Giansiracusa's military service he, at times, was responsible for over 1,300 persons. Mr. Giansiracusa participated in strategic planning relative to many global scenarios. Mr. Giansiracusa holds a Master of Science degree in Systems Management from the University of Southern California.

         MR. WILLIAN N. WHELEN, JR. was appointed a director of Technology Visions in September 1996. Mr. Whelen serves on the board of Alpha Online Power Corporation, a public company and is a trustee for the Episcopal Diocese of Delaware. He holds a Bachelor of Science Degree in Electrical Engineering from Widener University of Chester, Pennsylvania.

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

Audit Committee Financial Expert

The Company does not have an audit committee as it is still a development stage company.

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

Based solely upon a review of the copies of the forms furnished to Technology Visions and information involving securities transactions of which Technology Visions is aware, Technology Visions is aware of two officers and directors who failed to timely file reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2004. Mr. Giansiracusa and Mr. James Lahey each late filed a Form 5 on April 15, 2005.

CODE OF ETHICS

We have adopted a code of ethics that applies to our board of directors and a code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. These codes of ethics will be provided to any person without charge, upon request, by sending such request to us at our principal office. The Code of Ethics was most recently filed with 2003 10-KSB

ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION

The following table presents, for each of the last three fiscal years, the annual compensation earned by the chief executive officer and the most highly compensated executive officers of Technology Visions for the three fiscal years ended December 31, 2004:

                       TABLE 1. SUMMARY COMPENSATION TABLE

Name and
Other Annual                Underlying
Position                       Year          Salary
---------------------          ----          -----------------------
                               2004          $150,000 (1)(2)(4)(5)
James B. Lahey                 2003          $150,000 (1)(2)(4)(5)
CEO, President                 2002          $150,000 (1)(2)(4)(5)


                               2004          $150,000 (1)(3)(4)(5)
James A. Giansiracusa          2003          $150,000 (1)(3)(4)(5)
COO, CFO, Secretary            2002          $150,000 (1)(3) 4)(5)


         (1) These amounts have not been paid. Mr. Lahey and Mr. Giansiracusa have agreed to defer their compensation in favor of the company's operations and progress. As described in note 5 below, accrued but unpaid salary, debt and interest has been, and will be, converted into common stock in connection with the Merger.

         (2) These amounts have not been fully paid. At December 31, 2004, Mr. Lahey was owed $416,339for unpaid salary and accrued interest.

         (3) These amounts have not been fully paid. At December 31, 2004, Mr. Giansiracusa was owed $108,455for unpaid salary and accrued interest.

         (4) In October 2004, $228,049 of accrued but unpaid salary in favor of Mr. Lahey was converted into 4,560,988 shares of common stock of the Company and $293,049 of accrued but unpaid salary of Mr. Giansiracusa was converted into 5,860,988 shares of common stock of the Company. The accrued but unpaid salary was converted in common stock at the rate of $0.05 per share, reflecting the average of the trading price of the common stock for the ten day period od October 11, 2004 through October 22, 2004.

         (5) As of December 31, 2004, $548,512 of accrued but unpaid salary in favor of Mr. Lahey was converted into 7,412,319 shares of common stock of the Company. As of December 29, 2004, $548,512 of accrued but unpaid salary in favor of Mr. Giansiracusa was converted into 7,412,319 shares of common stock of the company. The accrued but unpaid salary was converted in common stock at the rate of $0.074 per share, reflecting the average of the trading price of the common stock for the ten day period of November 23, 2004 through December 7, 2004, reflecting the price of the common stock following the initial announcement of the Merger.

         It is projected that we will still have accrued but unpaid salary and accrued interest, and debt and accrued interest subject to conversion to common stock at the time of the merger. Salary and accrued interest for the current officers is $656,382 and $119,950 for a former officer. Debt and accrued interest is $467,631 for current officers. Salaries will continue to accrue until the closing of the Merger at the rate of $25,000 per month, plus interest in the aggregate. All unpaid but accrued salary will be converted to shares of common stock of the Company at the conversion rate of $0.074 per share in connection with the Merger. All current executive officers of TVGR except for Mr. Lahey and Mr. Giansiracusa will be terminated at the Merger and there will be no compensation outstanding or owing to such persons after the Merger. Each of Mr. Lahey and Mr. Giansiracusa are holding options to purchase 300,000 shares of common stock that will all be exercised on a cashless basis in connection with the closing of the Merger, resulting in the issuance to each of them of an additional 180,000 shares of common stock.

         The directors of TVGR received no cash compensation for services rendered to TVGR during the fiscal years ended December 31, 2003 and December 31, 2004. It is anticipated that no cash compensation will be paid prior to the consummation of the Merger.

EMPLOYMENT AGREEMENTS

On January 1, 2002, the Company renewed its employment agreements with its current officers, James Lahey and James Giansiracusa. The two agreements provide for annual salaries of $150,000 each, expire January 1, 2004, and provide for automatic annual renewals thereafter. In addition to the salaries, the agreement grants each officer 50,000 shares of Series A Convertible Preferred stock and 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire January 1, 2008. A total of 200,000 option shares were granted to the officers during the year and $4,940 was recorded as additional compensation based on the difference between the market price and the exercise price at the date of grant. The Series A Convertible Preferred stock has been cancelled.

On February 1, 2005, the current officers, James Lahey and James Giansiracusa in connection with the Merger Agreement, agreed to waive that portion of their employment contracts relating to the grant of Series A Convertible Preferred Stock and the non-qualified stock options and as such no additional shares have accrued to them.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth selected information regarding the beneficial ownership of the company's common stock and preferred stock computed as of December 31, 2004, by: each of our "NAMED EXECUTIVE OFFICERS"; each of our directors; each person known to us to own beneficially more than 5% of any class of our securities; and the group comprised of our current directors and executive officers. The term "named executive officer" includes the Chief Executive Officer, Chief Operating Officer and the Chief Financial Officer. We believe that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws where applicable, and except where otherwise noted. Unless otherwise indicated, the address of each shareholder is 910 West San Marcos Boulevard, Suite 102, San Marcos, California 92078.Beneficial ownership including the number and percentage of shares owned is determined in accordance with Rule 13d-3 and 13d-5 under the Securities Exchange Act of 1934 (the "Exchange Act") and is generally determined by voting power and/or investment power with respect to securities. All numbers and percentages set forth in this table do not give effect to the proposed twelve-for-one reverse stock split described under Action 2.

                                                      COMMON STOCK
                                         ---------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNERS,
DIRECTORS AND NAMED EXECUTIVE OFFICERS           AMOUNT(1)                %
--------------------------------------------------------------------------------
Mr. James B. Lahey                              13,560,452 (4)         13.6%

CHIEF EXECUTIVE OFFICER, CHAIRMAN OF
THE BOARD AND DIRECTOR

Mr. James A. Giansiracusa                      13,833,307 (5)          13.8%

CHIEF OPERATING OFFICER, SECRETARY AND
DIRECTOR                                          650,000                  *

William Whelen, Jr.                               600,000                  *

DIRECTOR

R.P. Brittingham Family Limited
  Partnership                                   6,302,292 (2)            6.3%

Benveniste Family Trust                         5,814,538(7)             5.8%

O.G. Sansone                                    5,133,143 (6)            5.1%

Fusion Capital Partners,LLC                     6,605,354                6.6%

Directors and Executive Officers, as a
  group (3 members)                            28,283,759               28.2%

         *Indicates less than one percent.

1. Does not reflect the proposed reverse stock split of twelve-to-one that is a part of the pending Merger and will be effective only upon the filing of certain amendments to our Certificate of Incorporation.
2. Includes 1,000,000 shares held by R.P. Brittingham Fam Limited and 5,302,292 shares held by the R.P. Brittingham Family Partnership, of which Ms. Ruth P. Brittingham serves as general partner and over which she exercises sole voting control and over which she claims beneficial ownership. The address for Ms. Brittingham is 509 South Old mill Road, Dover, DE 19901.
3.       Includes 13,380,452 shares held personally by Mr. Lahey.
4. Includes options to purchase 300,000 shares of TVGR common stock exercisable on a net basis to yield 180,000 shares assuming an $0.08 market price.
5. Includes options to purchase 300,000 shares of TVGR common stock exercisable on a net basis to yield 180,000 shares assuming an $0.08 market price.
6. Includes 375,451 shares held personally by Mr. Sansone and 4,718,133 shares held in the Van and Colleen Family Trust, of which Mr. Sansone serves as Trustee and over which he exercises voting control and for which he claims beneficial ownership. The address for Mr. Sansone is P.O. Box 1706, Rancho Santa Fe, CA 92067.
7. Includes 5,814,538 shares are held in the Benveniste Family Trust of which Mr. Richard Benveniste serves as sole Trustee and over which he exercises voting control and for which he claims beneficial ownership and 37,000 shares held in the Richard Benveniste DDS Employee Benefits Trust 6-30-75 over which Mr. Benveniste exercises voting control and for which he claims benefical ownership. The address for Mr. Benveniste is 19231 Victory Boulevard, Suite 256, Reseda, CA 91355.
8. The address for Fusion Capital Partners is 222 Merchandise Mart Plaza, Suite 9-112., Chicago, IL 60654.


         In connection with the Merger, accrued but unpaid salary owing to each of Mr. Lahey and Mr. Giansiracusa has been, or will be, converted into common stock of the company. As of December 29, 2004, accrued but unpaid salary in the amount of $548,512 owing to Mr. Lahey was converted into 7,412,319 shares of common stock, and accrued but unpaid salary in the amount of $548,512 owing to Mr. Giansiracusa was converted into 7,412,319 shares of common stock. Simultaneously with the closing of the Merger, assuming the Merger is closed on or before May 31, 2005, we anticipate that approximately $491,720 of accrued salary and interest owing to Mr. Lahey will be converted into 6,644,863 shares of common stock, and $164,663 of accrued salary and interest owing to Mr. Giansiracusa will be converted into 2,225,169 shares of common stock. In addition, we anticipate $415,651 of accrued debt and interest owing to Mr. Lahey will be into 5,616,903 shares of common stock and $51,981 of accrued debt and interest owing to Mr. Giansiracusa will be converted to 702,441 shares of common stock. The conversion rate for the foregoing issuances is $0.074 per share, which reflects the average of the trading price of our common stock for the period November 23, 2004 to December 7, 2004. In addition, in connection with the Merger, options to purchase common stock of TVGR held by Mr. Lahey and Mr. Giansiracusa will be exercised on a net basis immediately prior to the Merger closing, resulting in the issuance of 180,000 shares of common stock to Mr. Lahey and 180,000 shares of common stock to Mr. Giansiracusa, assuming a market price of the common stock of $0.08 per share and an exercise price of $0.05 per share. All of the shares acquired or to be acquired as set forth above will be included in the 5% ownership of the TVGR shareholders immediately following the Merger. The foregoing share numbers do not reflect the twelve for one reverse stock split which is a condition to the closing of the Merger.

         Immediately following the Merger, Mr. Lahey will own 25,822,215 shares of common stock, representing 0.86% of the fully diluted capitalization of the company, and Mr. Giansiracusa will own 16,760,917 shares of common stock, representing 0.56% of the fully diluted capitalization of the company. The foregoing share numbers do not reflect the twelve for one reverse stock split which is a condition to the closing of the Merger. The terms of the employment agreements between Mr. Lahey and Mr. Giansiracusa do not grant any shares of common stock or options to purchase common stock to either person. However, each may be granted awards of stock or options at the discretion of the board of directors. In addition, Mr. Giansiracusa will serve on the board of director and he may be eligible to receive stock or options issued to directors, at the discretion of the board of directors following the Merger.


INDIVIDUAL COMPENSATION ARRANGEMENTS

In 2000, Technology Visions entered into a consulting agreement with Richard O. Weed, an attorney, for legal services. In connection with this agreement, the company granted Mr. Weed an option to purchase 150,000 shares of common stock at an exercise price of $.45 per share. These options expire December 31, 2004. In February 2002, for further compensation, Mr. Weed was granted an additional option to purchase 250,000 shares of common stock at an exercise price of $.15 per share. These options expire February 7, 2005. Under Mr. Weed's agreement with the company, he is entitled to options to purchase 50,000 share of common stock every six months. The exercise price of the option is 125% of the fair market value on the day of the grant. The options expire three years from issuance. On July 17, 2002, Mr. Weed was granted options to purchase 50,000 shares at an exercise price of $.0875 per share, expiring July 17, 2005. On January 17, 2003, Mr. Weed was granted options to purchase 50,000 shares at an exercise price of $.125 per share, expiring January 17, 2006. On July 17, 2003, Mr. Weed was granted options to purchase 50,000 shares at an exercise price of $.125 per share, expiring July 17, 2006. On January 17, 2004, Mr. Weed was granted options to purchase 50,00 shares at an exercise price of &.13 per share, expiring January 17, 2007. On July 17, 2004 Mr. Weed was granted options to purchase 50,00 shares to an exercise price of $.055 per share expiring July 17, 2007. Total expense for the granting of these options was $4,750. On November 19, 2004, the Company and Mr. Weed entered into an agreement whereby the 650,000 options shares were surrendered and cancelled and in exchange Mr. Weed received 1,000,000 shares of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 27, 1997, Technology Visions entered into an installment loan agreement with an individual shareholder to borrow $300,000, payable in $100,000 installments on May 27, 1997, September 5, 1997 and December 3, 1997. As of December 31, 1998, the shareholder had advanced Technology Visions $299,500 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan agreement provides for a minimum semi-annual interest payment of $6,000 commencing December 6, 1997, which was paid in January 1998. Technology Visions has defaulted on its remaining semi-annual interest payments. In November 2004, $20,250 of the principle was converted into 330,612 shares of our common stock. At December 31, 2004, the balance of the loan was $279,250 and accrued interest was $256,637. The installment note is collateralized by Technology Visions' rights, titles and patents, to a technology known as the Polymer Encapsulation Technology.

In March 2003, the Company entered into a new agreement with a shareholder whereby the shareholder loaned the Company $10,000. The shareholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. This note matured on July 21, 2003. In November 2004, the principle of this loan was converted into 163,265 shares of our common stock. Accrued interest remained unpaid and at December 31, 2003 was $1,500.

On November 19, 2004, subject the individual shareholder agreed to convert a portion of the outstanding debt into 1,00,000 shares at a conversion rate of &0.061 per share and these shares were issued to the shareholder. In December 2004, the agreement was amended and the shareholder agreed to convert the remaining loan balance and interest of &551,450 into an additional 7,710,770 shares at a conversion rate of $0.074 per share, subject to the consummation of the merger.

As of December 31, 2004, James Lahey and James Giansiracusa, officers of the company advanced the company a total of $327,439 for funding the continuing operations of the company. The loans bear interest between 8% and 10% per annum and are convertible into common stock at a 20% discount to the average five-day market price prior to the conversion date. Accrued interest on these loans totals $128,384 as of December 31, 2004. In April 2002, the officers agreed to forbear any collection of this debt until January 1, 2005.

In April 2002, James Lahey, James Giansiracusa, and Stephen Prewett, a former officer of the Company, agreed to waive any default resulting from unpaid amounts due to them for compensation effective until December 31, 2003. At that time, the Board of Directors approved accruing interest on all unpaid salary beginning with salaries accrued in the year ending December 31, 2001, at 8% per annum and going forward. Accrued officer's compensation unpaid at December 31, 2004 totaled $492,601, and accrued interest totaled $152,142.

During the quarter ended December 31, 2004, accrued but unpaid salary in the amount of $776,561 owing to James Lahey was converted into 11,973,307 shares of common stock. Accrued but unpaid salary in the amount of $841,561 owing to James Giansiracusa was converted into 13,273,307 shares of common stock. The conversion rate for the forgoing issuances ranged between $0.05 and $0.074 per share,.

ITEM 13. EXHIBITS

EXHIBITS

(3.1)    Articles of Incorporation. (1)
(3.2)    Certificate of Amendment to Articles of Incorporation. (3)
(3.3)    Amended and Restated By-laws. (1)
(4.1)    Form of Common Stock Certificate of Orbit Technologies, Inc. (1)
(4.2) Certificate of Determination of the Rights and Preferences of Preferred Stock of Orbit Technologies, Inc. (1)
(10.9)   2002 Non-Qualified Stock Option Plan (2)
(10.10)  Employment Agreement with James B. Lahey(5)
(10.11)  Employment Agreement with James A. Giansiracusa(5)
(10.12) Trademark License and Technology Agreement with Advanced Grout Systems, Ltd (3)
(10.13)  Fee Agreement for Professional Services with Richard O. Weed (2)(4)
(14.1) Code of Ethics for the Board of Directors (6) (14.2) Code of Ethics for Executive Officers (6) (31.1) Certification of the Chief Executive Officer of Technology Visions Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2) Certification of the Chief Financial Officer of Technology Visions Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1) Certification of the Chief Executive Officer and Chief Financial Officer of Technology Visions Group, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Note: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.

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

         (2) Previously filed as an exhibit to Technology Visions' Form S-8 filed February 22, 2002 (File No. 333-83192)

         (3) Previously filed as part of the Form 10-KSB for the Period Ending December 31, 2001.

         (4) Previously filed as an exhibit to Technology Visions' Form S-8 filed November 1, 2000 (File No. 333-49220)

         (5) Previously filed as part of the Form 10-KSB for the Period Ending December 31, 2002.

         (6) Previously filed as part of the Form 10-KSB for the Period Ending December 31, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $35,050 and $34,000 for the years ended December 31, 2004 and 2003, respectively.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and not reported under Item 1 were $-0- and $11,000 for the years ended December 31, 2004 and 2003, respectively. The nature of the services comprising such fees was the review of the Form SB-2 filed by the Company.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $1,500 and $2,750. The nature of the services comprising such fees was preparation of tax returns for the Company.

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

Date:    April 15, 2005            By: /S/ JAMES B. LAHEY
                                       -------------------------------------

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


           NAME                            TITLE                     DATE
           ----                            -----                     ----
/S/ JAMES B. LAHEY            Chief Executive Officer and         April 15, 2005
-------------------------     Chairman of the Board (Chief
James B. Lahey                Executive Officer)


/S/ JAMES A. GIANSIRACUSA     Chief Operating Officer, Chief      April 15, 2005
-------------------------     Financial Officer (Chief
James A. Giansiracusa         Financial and Accounting
                              Officer), Secretary, and Director




/S/ WILLIAM N. WHELEN         Director                            April 15, 2005
-------------------------
William N. Whelen, Jr.

                                        TECHNOLOGY VISIONS GROUP, INC.
                                        (A DEVELOPMENT-STAGE COMPANY)

                                        INDEX TO FINANCIAL STATEMENTS
                                        -----------------------------


Description                                                                                              Page
-----------                                                                                              ----

Report of Independent Registered Public Accounting Firm...................................................F-2

Balance Sheet as of December 31, 2004.....................................................................F-3

Statements of Operations for the Years Ended December 31, 2004 and 2003, and for the
   Period from Inception, January 1, 1995 through December 31, 2004.......................................F-4

Statements of Stockholders' Deficit for the Period from Inception, January 1,
   1995 through December 31, 2002, and for the Years Ended
   December 31, 2004 and 2003.............................................................................F-5

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003,
   and for the Period from Inception, January 1, 1995 through December 31, 2004...........................F-8

Notes to Financial Statements............................................................................F-10


                                                     F-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Technology Visions Group, Inc.
San Marcos, California

We have audited the accompanying balance sheet of Technology Visions Group, Inc., a development-stage company as of December 31, 2004, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003, and from the period from inception, January 1, 1995 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Visions Group, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and for the period from inception, January 1, 1995, through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is a development-stage company with no revenues from its intended operations, has recurring losses, and has a working capital deficiency of $1,857,112 and stockholders' deficiency of $1,852,247 at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              /s/ Kabani & Company
Fountain Valley, California
March 25, 2005

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2004


                                     ASSETS

Cash                                                               $     98,335
Prepaid expenses                                                         31,638
                                                                   -------------
      Total current assets                                              129,973

Property and equipment, net of accumulated depreciation
      of $56,717                                                          3,798
Other assets                                                              1,067
                                                                   -------------
      Total assets                                                 $    134,838
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                   $    294,681
Accrued expenses                                                         40,385
Notes payable to related parties                                        606,689
Accrued interest to related parties                                     400,584
Accrued officers and directors compensation                             644,746
                                                                   -------------
      Total current liabilities                                       1,987,085
                                                                   -------------
      Total liabilities                                               1,987,085

Commitments                                                                  --

Stockholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized;
      none issued and outstanding                                            --
Common stock, $.001 par value; 100,000,000 share authorized;
      99,999,999 issued and outstanding                                 100,000
Additional paid-in-capital                                           17,009,072
Accumulated deficit                                                 (18,829,426)
Stock offering costs                                                   (131,893)
                                                                   -------------
      Total stockholders' deficit                                    (1,852,247)
                                                                   -------------
      Total liabilities and stockholders' deficit                  $    134,838
                                                                   =============

              See accompanying notes to these financial statements.

                                   Technology Visions Group, Inc.
                                    (A Development Stage Company)
                                      Statements of Operations


                                                                                    For the period
                                                                                     of Inception,
                                                                                    from January 1,
                                                      For the Year Ended             1995 through
                                                         December 31,                December 31,
                                                    2004               2003              2004
                                                -------------     -------------     -------------
Revenues                                        $         --      $         --      $         --

Costs and expenses:
      Research and development                            --                --           685,507
      General and administrative expenses            624,721           625,901         7,702,034
      Compensatory element of stock options            5,290            21,556         2,285,506
      Loss from litigation settlement, net                --                --           476,350
      Impairment of patent                                --            14,937            55,477
      Impairment of property and equipment                --                --           223,064
                                                -------------     -------------     -------------
Operating loss                                      (630,011)         (662,394)      (11,427,938)

Other income and (expenses):
      Interest income                                     29                24             1,221
      Gain from reduction in debt                      1,858            56,058         1,356,188
      Interest expense                              (130,876)         (114,367)       (1,977,323)
      Other income                                       795               485           718,419
      Financing costs                                     --                --          (383,600)
      Debt conversion expense                             --                --          (155,343)
                                                -------------     -------------     -------------
Net loss                                        $   (758,205)     $   (720,194)      (11,868,376)
                                                =============     =============     =============


Basic and dilutive net loss per share           $      (0.01)     $      (0.01)
                                                =============     =============

Weighted average number
      of shares outstanding                       69,394,885        64,299,375
                                                =============     =============

                       See accompanying notes to these financial statements.


                                                   Technology Visions Group, Inc.
                                                    (A Development Stage Company)
                                                 Statements of Stockholders' Deficit
                              For the Period from Inception, January 1, 1995 through December 31, 2002,
                                           For the Years Ended December 31, 2003 and 2004


                                                                                             Unearned       Notes
                                                                                           Compensation   Receivable
                                        Common Stock            Additional                     and       From Issuance
                                 --------------------------      Paid-in     Accumulated     Finance      of Common
                                     Shares        Amount        Capital       Deficit       Charges        Stock          Total
                                 ---------------------------------------------------------------------------------------------------
Balances at December 31, 1994    17,176,867   $    171,769   $  5,903,191   $ (6,961,050)  $        --   $        --   $   (886,090)
Amortization of unearned
  compensation                           --             --             --             --       720,000            --        720,000
Compensatory element of stock
  options                                --             --      2,119,476             --      (720,000)           --      1,399,476
Amortization of unearned
  financing fees                         --             --             --             --       301,000            --        301,000
Cancellation of shares per
  litigation agreement           (6,066,830)       (60,668)        60,668             --            --            --             --
Cancellation of stock for
  non-payment of note
  receivable                       (260,000)        (2,600)            --             --            --         2,600             --
Debt conversion expense                  --             --        227,441             --            --            --        227,441
Exercised stock options             740,000            740          6,660             --            --        (3,400)         4,000
Issuance of stock for cash        9,258,265         18,257        763,353             --            --            --        781,610
Issuance of stock and options
  in exchange for notes
  payable, related accrued
  interest, and cancelled
  stock                           1,110,291          1,110        442,080             --            --            --        443,190
Issuance of stock as
  additional consideration
  for loan                          300,000          3,000         39,750             --       (42,750)           --             --
Issuance of stock for
  accounts payable                  115,623            116         58,422             --            --            --         58,538
Issuance of stock for
  accrued expenses                   19,318             19          3,481             --            --            --          3,500
Issuance of stock for
  accrued interest                    2,500              3            497             --            --            --            500
Issuance of stock for
  consulting services               644,551            644        112,076             --            --            --        112,720
Issuance of stock for
  conversion of  notes
  payable and accrued
  interest                       20,808,001        139,948      2,501,932             --            --            --      2,641,880
Issuance of stock for
  financing fees                    575,000          5,750        252,500             --      (258,250)           --             --
Issuance of stock for
  payment of debt                   200,000          2,000         48,000             --            --            --         50,000
Issuance of stock for
  settlement of
  convertible promissory
  notes                           1,335,543         13,356        (13,356)            --            --            --             --
Issuance of stock in
  connection with
  compensatory obligations          835,000          8,350        161,050             --            --            --        169,400
Issuance of stock in
  settlement of litigation        3,021,176         30,212        246,138             --            --            --        276,350
                                 ---------------------------------------------------------------------------------------------------
      Balance forward            49,815,305   $    332,006   $ 12,933,359   $ (6,961,050)  $        --   $      (800)  $  6,303,515

                                        See accompanying notes to these financial statements.


                                                   Technology Visions Group, Inc.
                                                    (A Development Stage Company)
                                           Statements of Stockholders' Deficit (continued)
                              For the Period from Inception, January 1, 1995 through December 31, 2002,
                                           For the Years Ended December 31, 2003 and 2004


                                                                                             Unearned       Notes
                                                                                           Compensation   Receivable
                                        Common Stock            Additional                     and       From Issuance
                                 --------------------------      Paid-in     Accumulated     Finance      of Common
                                     Shares        Amount        Capital       Deficit       Charges        Stock          Total
                                 ---------------------------------------------------------------------------------------------------
      Balance forward            49,815,305   $    332,006   $ 12,933,359   $ (6,961,050)  $        --   $      (800)  $  6,303,515
Payments received on notes
  receivable from
  stockholders                           --             --             --             --            --         6,360          6,360
Satisfaction of notes
  receivable in exchange
  for servicess                          --             --             --             --            --         8,334          8,334
Shares issued under
  non-statutory plan              1,117,727         11,177             --             --            --       (11,044)           133
Shares issued under stock
  incentive option plan              12,500            125          6,125             --            --        (6,250)            --
Stock awarded to directors
  and officers                    3,700,000          3,700        626,300             --            --            --        630,000
Stock awarded to employee           125,000            125         19,875             --            --            --         20,000
Stock option issued in
  connection with consulting
  agreement                              --             --         20,000             --            --            --         20,000
Value assigned to beneficial
  conversion features
  of convertible debt                    --             --        294,250             --            --            --        294,250
Value assigned to stock
  options issued for services
  and employment agreements              --             --         51,850             --            --            --         51,850
Value assigned to warrants
  issued under December 28,
  2000 debt offering                     --             --         93,750             --            --            --         93,750
Adjust par value to $.001
  from $.01                              --       (292,363)       292,363             --            --            --             --
Cancellation of shares
  outstanding                      (284,680)          (285)           285             --            --            --             --
Issuance of stock for
  licensing agreement             1,000,000          1,000         29,000             --            --            --         30,000
Issuance of stock for legal
  services                          500,000            500         19,000             --            --            --         19,500
Issuance of stock for accrued
  compensation                    5,000,000          5,000        145,000             --            --            --        150,000
Write off Note Receivable
  - Stock                                --             --             --             --            --         3,400             --
Net loss from Inception
  January 1, 1995                        --
  to December 31, 2002                   --             --             --    (10,389,977)           --            --    (10,389,977)

                                 ---------------------------------------------------------------------------------------------------
      Balances at
        December 31, 2002        60,985,852   $     60,985   $ 14,531,157   $(17,351,027)  $        --   $        --   $ (2,762,285)

                                        See accompanying notes to these financial statements.


                                                   Technology Visions Group, Inc.
                                                    (A Development Stage Company)
                                           Statements of Stockholders' Deficit (continued)
                              For the Period from Inception, January 1, 1995 through December 31, 2002,
                                           For the Years Ended December 31, 2003 and 2004


                                                                                             Notes
                                                                                           Receivable
                                      Common Stock             Additional                 From Issuance     Stock
                                 -------------------------      Paid-in     Accumulated    of Common      Offering
                                  Shares         Amount         Capital        Deficit       Stock          Costs          Total
                                 ---------------------------------------------------------------------------------------------------
      Balances at
        December 31, 2002        60,985,852   $     60,985   $ 14,531,157   $(17,351,027)  $        --   $        --   $ (2,758,885)

Issuance of stock for cash          603,846            604         34,396             --            --            --         35,000
Issuance of stock for
  consulting services               775,000            775         67,475             --            --            --         68,250
Issuance of stock for
  accounts payable                   20,000             20          1,823             --            --            --          1,843
Stock issued for stock
  offering fee                    1,678,022          1,678        149,344             --            --      (151,022)            --
Stock issued for equity
  line of credit                    371,438            372         19,628             --            --            --         20,000
Amortization of stock
  offering costs                         --             --         (1,007)            --            --         1,007             --
Value assigned to stock
  options issued for
  employment agreements                  --             --         21,556             --            --            --         21,556
Net loss for the year                    --             --             --       (720,194)           --            --       (720,194)
                                 ---------------------------------------------------------------------------------------------------
      Balances at
        December 31, 2003        64,434,158         64,434     14,824,372    (18,071,221)           --      (150,015)    (3,332,430)

Issuance of stock for cash        1,000,000          1,000         44,000             --            --            --         45,000
Stock issued for equity line
  of credit                       6,712,094          6,712        353,288             --            --            --        360,000
Issuance of stock for
  accounts payable                  607,133            607         35,243             --            --            --         35,850
Issuance of stock for
  services                        1,000,000          1,000         60,250             --            --            --         61,250
Issuance of stock for accrued
  compensation                   25,246,614         25,247      1,592,876             --            --            --      1,618,123
Issuance of stock for payment
  of notes                        1,000,000          1,000         60,250             --            --            --         61,250
Amortization of stock
  offering costs                         --             --        (18,122)            --            --        18,122             --
Forgiveness of related party
  notes payable                          --             --         51,625             --            --            --         51,625
Value assigned to stock
  options issued for
  employment agreements                  --             --          5,290             --            --            --          5,290
Net loss for the year                    --             --             --       (758,205)           --            --       (758,205)
                                 ---------------------------------------------------------------------------------------------------
      Balances at
        December 31, 2004        99,999,999   $    100,000   $ 17,009,072   $(18,829,426)  $        --   $  (131,893)  $ (1,852,247)
                                 ===================================================================================================

                                        See accompanying notes to these financial statements.


                                                   Technology Visions Group, Inc.
                                                    (A Development Stage Company)
                                                      Statements of Cash Flows


                                                                                              For the period
                                                                                              of Inception,
                                                                                              from January 1,
                                                                   For the Years               1995 through
                                                                 Ended December 31,            December 31,
                                                               2004              2003              2004
                                                           -------------     -------------     -------------
Cash flows from operating activities:
      Net loss                                             $   (758,205)     $   (720,194)     $(11,868,376)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
      Depreciation and amortization                               2,628             4,735           159,627
      Amortization of deferred finance costs                         --                --           851,350
      Gain from reduction of debt                                (1,858)          (56,058)       (1,356,188)
      Common stock issued for services rendered                  61,250            68,250           332,120
      Common stock issued for licensing agreement                    --                --            30,000
      Compensatory element of common stock and options            5,290            21,556         2,285,506
      Impairment of patent                                           --            14,937            55,477
      Impairment of fixed assets                                     --                --           223,064
      Write-off shareholder loans                                    --                --          (200,466)
      Loss on litigation settlement                                  --                --           536,350
      Loss on disposal of fixed assets                               --                --             4,377
      Notes issued in settlement of consulting fees                  --                --           274,250
      Debt conversion expense                                        --                --           155,343
      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                 --                --                --
          Decrease (increase) in prepaid expenses               (31,638)            2,256            (7,167)
          (Increase) in deposits                                  3,733                --               321
          Increase (decrease) in accounts payable and
              accrued expenses                                  447,706           406,724         4,652,690
          (Decrease) in due to shareholders                          --                --           (16,234)
                                                           -------------     -------------     -------------
      NET CASH USED IN OPERATING ACTIVITIES                    (271,094)         (257,794)       (3,887,956)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                  (3,160)           (2,030)         (251,035)
      Costs of licenses and patents                                  --                --           (54,550)
                                                           -------------     -------------     -------------
      NET CASH USED IN INVESTING ACTIVITIES                      (3,160)           (2,030)         (305,585)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock                         45,000            35,000           861,743
      Proceeds from issuance of convertible debenture                --                --           375,000
      Proceeds from stock purchase agreement                     90,000            20,000           110,000
      Payments on debenture notes                                    --                --          (110,000)
      Notes payable, net                                        235,000           179,099         3,207,259
      Deferred finance charges                                       --          (175,350)
      Proceeds from exercise of stock options                        --                --             3,000
      Repayment of notes receivable from stockholders                --                --             6,360
                                                           -------------     -------------     -------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 370,000           234,099         4,278,012
NET INCREASE (DECREASE) IN CASH                                  95,746           (25,725)           84,471
Cash at beginning of period                                       2,589            28,314            13,864
                                                           -------------     -------------     -------------
Cash at end of period                                      $     98,335      $      2,589      $     98,335
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


                                        Technology Visions Group, Inc.
                                        (A Development Stage Company)
                                     Statements of Cash Flows (continued)


                                                                                           Inception,
                                                                                         from January 1,
                                                                  For the Years           1995 through
                                                                 Ended December 31,       December 31,
                                                                2004            2003          2004
                                                             ------------    ----------    -----------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
--------------------------------
      Interest                                               $       387     $     549     $  119,945
                                                             ============    ==========    ===========
      Taxes                                                  $       800     $     857     $    6,676
                                                             ============    ==========    ===========

Non-cash Financing Activities:
------------------------------
     Value of shares issued in connection
         with compensatory obligations                       $ 1,618,122     $      --     $2,537,522
                                                             ============    ==========    ===========
     Value of stock issued for
         conversion of notes payable                         $    61,250     $      --     $2,115,903
                                                             ============    ==========    ===========
     Accrued interest converted to common stock              $        --     $      --     $   53,473
                                                             ============    ==========    ===========
     Value of shares paid to satisfy accounts payable        $    35,850     $   1,842     $  115,730
                                                             ============    ==========    ===========
     Assets acquired through a capital lease                 $        --     $      --     $    7,126
                                                             ============    ==========    ===========
     Value of shares issued for consulting services          $    61,250     $  68,250     $  685,410
                                                             ============    ==========    ===========
     Value assigned to stock options issued for services     $     5,290     $  21,556     $   98,696
                                                             ============    ==========    ===========
     Value of stock issued for licensing agreement           $        --     $      --     $   30,000
                                                             ============    ==========    ===========
     Value of shares issued for settlement
         of convertible promissory  notes                    $        --     $      --     $  534,235
                                                             ============    ==========    ===========
     Value of shares issued for settlement of litigation     $        --     $      --     $   51,250
                                                             ============    ==========    ===========
     Value of stock issued in exchange for
         note receivable                                     $        --     $      --     $   17,294
                                                             ============    ==========    ===========
     Value of shares issued to satisfy accrued expenses      $        --     $      --     $   53,500
                                                             ============    ==========    ===========
     Value of shares issued as additional
         consideration for loan                              $        --     $      --     $   42,750
                                                             ============    ==========    ===========
     Reduction of notes payable and accrued
         interest due to litigation                          $        --     $      --     $   60,000
                                                             ============    ==========    ===========
     Satisfaction of notes receivable in
         exchange for services                               $        --     $      --     $    8,334
                                                             ============    ==========    ===========
     Value of stock issued for stock offering costs          $   151,022     $ 151,022     $  151,022
                                                             ============    ==========    ===========

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. Prior to inception, the Company had losses accumulating to $6,961,050. The Company, since inception has suffered losses accumulating to $11,868,376 through December 31, 2004. As of December 31, 2004, the Company had a stockholders' deficit and a working capital deficit of approximately $1,852,247 and $1,857,112, respectively. The Company is in arrears with certain payables and accrued liabilities. During the fiscal year ended December 31, 2004, the Company raised $45,000 from the sale of restricted common stock and $360,000 from a stock purchase agreement. The Company requires additional funds to move into the marketing and commercialization of its technologies. No assurances can be given that the Company can manufacture its technologies on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, and the successful marketing of its technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to explore additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. In April 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") in an effort to raise working capital (see Note 9). Management intends to use any funds raised to pay down its debt and to pursue the marketing and commercialization of its technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. Management is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. There can be no assurance that management will be successful in its efforts to raise capital sufficient to fund its working capital requirements or to convert debts into common stock during the next twelve months.

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

The Company completed all of the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site with the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by INEEL. Confirmation of the test results using surrogate waste is now being confirmed using actual radioactive waste. Therefore, there have been no expenditures during the years ended December 31, 2004 and 2003 for research and development. The Company is moving into position to begin the marketing and commercialization phase of its development.

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

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

During the fiscal year ended December 31, 2004, the Company issued two of the officer's options for a total of 200,000 shares of the Company's common stock as part of their employment agreements. The Company recorded an expense of $4,940 for these options.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                           2004              2003
                                                       -------------     -------------
         Basic and diluted net loss per share:
         Numerator:
               Net loss                                $   (758,205)     $   (720,194)

         Denominator:
               Basic and diluted weighted average
               number of common shares outstanding       69,394,885        63,150,981

                                                       -------------     -------------
         Basic and diluted net loss per share          $      (0.01)     $      (0.01)
                                                       =============     =============

Incremental Shares
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, which were not included in the computation of diluted per share information because to do so would have been anti-dilutive as of December 31, 2004, consist of the following:

                                                            Number of Potential
                                                             Additional Common
                                                                   Shares
                                                            --------------------

Notes payable to related parties                                      5,140,761
Options to purchase common stock                                        600,000
Accrued officers' and directors' compensation                         5,750,932
                                                            --------------------
       Total incremental shares at December 31, 2004                 11,491,693
                                                            ====================

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

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

Recent Accounting Pronouncements
--------------------------------

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

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is evaluating the effects adoption of SFAS 123R will have on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company is evaluating the effects adoption of SFAS 153 will have on its financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following at December 31, 2004:

         Computer equipment                                   $ 13,910
         Office furniture and fixtures                          46,605

                                                              ---------
              Subtotal                                          60,515
         Accumulated depreciation                              (56,717)
                                                              ---------
                                                              $  3,798
                                                              =========

For the years ended December 31, 2004 and 2003, depreciation expense totaled $2,628 and $2,935, respectively.

NOTE 4 - INTANGIBLE ASSETS

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


Intangible assets consisted of patent costs and accumulated amortization. At the end of the 2003 fiscal year, in accordance with FAS 144, management evaluated the current market value of the patent. Based on the market value of similar patents, management determined that the value of the patent at December 31, 2003 was zero. Therefore the Company recorded an impairment of the net book value of $14,937 in the year 2003.

For the year ended December 31, 2003 the patent amortization expense totaled $1,800.

NOTE 5 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following at December 31, 2004:

                  Notes                    Interest Rate    Principal Balance    Accrued Interest
------------------------------------------------------------------------------------------------
Current Portion:
     Shareholders                            10% - 12%      $       279,250     $       272,200
     Officers                                 8% - 10%              327,439             128,384

                                                            ----------------    ----------------
Total Notes Payable to related parties                      $       606,689     $       400,584
                                                            ================    ================

Shareholders:
-------------

During the fiscal year ended December 31, 2004, the Company wrote-off notes payable - shareholders, of $35,000 and the related accrued interest of $16,625 and recorded the adjustment as an additional contribution by the shareholders increasing the "Additional Paid-in Capital" account the total amount of $51,625.

At December 31, 2003, the Company had outstanding loans from a shareholder in the amount of $340,500 and accrued interest of $237,865. During the year ended December 31, 2004, $61,250 in principle was converted into a total of 1,000,000 shares of common stock. At December 31, 2004, the balance outstanding to the shareholder was $279,250 in loans and $272,200 in accrued interest. The loans to the shareholder consist of the following:

At December 31, 2003, the Company had an outstanding loan from a shareholder in the amount of $25,000. The note bears an interest rate of 10% per annum and was due on November 5, 1999. The noteholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. During the fiscal year ended December 31, 2004, the principal of this note was converted into 408,163 shares of the Company's common stock. Accrued interest outstanding at December 31, 2004 was $14,062.

On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000. As of December 31, 1998, the shareholder had advanced the Company $299,500 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan agreement provides for semi- annual interest payments of $17,920. The installment note is collateralized by the Company's rights, titles and patents, of the Company's technology known as "Polymer Encapsulation Technology." During the fiscal year ended December 31, 2004, $20,250 of the principal of this note was converted into 330,612 shares of the Company's common stock. The balance at December 31, 2004 was $279,250. Accrued interest at December 31, 2004 was $256,637. As the Company is in default on the note, it has been classified as a current note payable.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


At December 31, 2003, the Company had a loan outstanding from one individual in the amount of $6,000 received in 1999. During the fiscal year ended December 31, 2004, this note was converted into 97,959 shares of the Company's common stock.

In March 2003, the Company entered into a new agreement with a shareholder whereby the shareholder loaned the Company $10,000. The shareholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. This note matured on July 21, 2003. During the fiscal year ended December 31, 2004, the principle of this note was converted into 163,265 shares of the Company's common stock. Accrued interest at December 31, 2004 was $1,500.

Officers:
---------

At December 31, 2001, the two officers had loans outstanding totaling $112,341 to the Company. Each note bears interest of 10% per annum and is due one year from the issuance date. The notes principal and accrued interest are convertible into common stock at prices ranging from $0.13 to $0.32 per share. During the fiscal year ended December 31, 2004, $5,000 was paid on one of these notes. At December 31, 2004, the total balance owing on all notes to officers was $327,440 and the accrued interest was $128,383. As the Company is in default on the note, it has been classified as a current note payable.

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

On February 21, 2003, two of the officers transferred a total of 135,667 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.11 per share or $14,923. On May 15, 2003, one of the officers transferred 300,000 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.145 per share or $43,500. These amounts were recorded as an additional loan made by the officers and applied to prepaid expenses. When the attorney sold the shares and reduced his bill, the shares were sold at less than the value previously recorded. The officer's loans were reduced accordingly by $33,812 to a net loan value of $24,611. On June 2, 2003, an officer transferred 100,000 shares of the Company's common stock privately owned by him to pay consulting fees to a non-related third-party. At the date of the transfer the shares had a market value of $0.15 per share or $15,000. On July 29, 2003, one of the

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


officers transferred 300,000 shares of the Company's common stock privately owned by them to pay the retainer for legal fees. At the date of the transfer the shares had a market value of $0.11 per share or $33,000. These amounts were recorded as an additional loan made by the officers and applied to prepaid expenses. When the attorney sold the shares and reduced his bill, the shares were sold at less than the value previously recorded. The officer's loans were reduced accordingly by $20,157 to a net loan value of $12,843. On December 16, 2003, an officer transferred 10,000 shares of the Company's common stock privately owned by him to pay consulting fees to a non-related third-party. At the date of the transfer the shares had a market value of $0.09 per share or $900. The officers have the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. These notes matured between February 21, 2004 and December 16, 2004.

During 2000, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts for a period of one year. During the current year, the agreements with the officers were extended to January 1, 2005.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Obligation
----------------

The Company leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates through 2006. Rental and equipment lease expense was $27,779 and $35,692 during the years ended December 31, 2004 and 2003, respectively.

Future annual minimum lease payments as of December 31, 2004:

                                              Capital              Operating
                                              Leases                Leases
                                          --------------        ---------------
                             2005         $       1,255         $       12,804
                             2006                     -                 12,804
                             2007                     -                 12,804
                                          --------------        ---------------
                                                  1,255         $       38,412
                                                                ===============
Less amount representing interest                   (41)

Present value of net minimum lease
                                          --------------
  payments under capital lease            $       1,214
                                          ==============

Assets recorded under capital leases as of December 31, 2004, consist of computer equipment totaling $7,126 less accumulated amortization of $7,126.

Employment and Consulting Agreements
------------------------------------

On January 1, 2002, the Company entered into two employment agreements with its current officers. The two agreements provide for annual salaries of $150,000 each, expire January 1, 2004, and provide for automatic annual renewals. In addition to the salaries, the agreement grants each officer 50,000 shares of Series A Convertible Preferred stock and 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire January 1, 2007. A total of 200,000 option shares were granted to the officers during the

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


years ended December 31, 2004 and 2003. Additional compensation based on the difference between the market price and the exercise price at the date of grant of $4,940 and $15,200 was recorded for the years ended December 31, 2004 and 2003. In October 2004, 55,000 shares of the Series A Convertible Preferred stock were issued to each officer. In December 2004, the Preferred stock was cancelled and rescinded. For the fiscal year ended December 31, 2004 and 2003, the aggregate expense recorded under the agreements amounted to $304,940 and $315,200, respectively.

In April 2002, the Board of Directors approved accruing interest on all unpaid salary beginning with salaries accrued in the year ending December 31, 2001, at 8% per annum and going forward. During the quarter ended December 31, 2004, $1,618,123 of accrued officer compensation was converted into 25,246,614 shares of the Company's common stock. Accrued officer's compensation unpaid at December 31, 2004 totaled $492,601, and accrued interest totaled $152,142. The accrued compensation is convertible into common stock discounted 10% at $0.32 per share for compensation earned through 2000, at $0.05 and $0.14 per share in 2001 and 2002, respectively. During 2002, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of this debt through January 1, 2005.

Consulting Agreement
--------------------

On September 30, 2003, the Company engaged The Janis Group ("Janis") to provide consulting and advisory services to assist with the implementation of the Company's business plan, specifically, to work with the Company to further its efforts in the commercialization of its proprietary waste management products. The initial fee for these services is $7,500. As of December 31, 2003, $3,750 of this amount had been billed and paid and the remaining balance was paid during the quarter ended March 31, 2004. No new fees were incurred during the current fiscal year.

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

Settlement Agreement
--------------------

In December 2004, the Company entered into a settlement agreement with a shareholder whom the Company owes $279,250 in loans and $272,200 in accrued interest (See Note 5) whereby the parties agreed to satisfy the debt in full with the issuance of an additional 7,710,770 shares of the Company's common stock valued at $570,597. The settlement and the issuance of the stock are contingent upon the successful completion of the merger with Sutura, Inc. (See
Note 11). If the merger is consummated and shares are issued, the Company will record a loss on the settlement of $19,146.

NOTE 7 - STOCKHOLDERS' DEFICIT

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

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

The Company issued a total of 775,000 shares of its common stock for consulting services with a total value of $68,250 with a range of $0.075 and $0.09 per share. These transactions consist of the following:

         a) The Company entered into an agreement with an unrelated third party to provide investment funding for the Company (see Note 9). As part of the agreement, the Company issued 300,000 shares of its common stock for expense reimbursements of the investor. At the time of the grant, the shares were valued at $27,000 or $.09 per share, and were charged to operations during the three months ended March 31, 2003.

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

In March 2003, the Company began negotiations with Fusion Capital for the common stock purchase agreement described in Note 9. As part of this agreement, the Company agreed to pay Fusion $10,000 cash and issue 300,000 shares of its common stock valued at $27,000 as reimbursement of Fusion Capital's expenses in connection with the transaction. The value of the common stock was charged to operations. In addition, the Company issued 1,678,022 shares of its common stock in April 2003 upon signing the agreement as a commitment fee. The market value at the date grant was $0.09 per share or $151,022, and was capitalized as a stock offering fee and reported as a reduction of the stockholders' deficit on the accompanying financial statements.

In September 2003, the Company issued 20,000 shares of its common stock to a consultant for payment of accrued expenses. At the time of the grant, the shares were valued at $1,842 and were charged against accounts payable.

In September and October 2003, the Company issued a total of 371,438 shares of its common stock to Fusion Capital under the Stock Purchase Agreement (see Note
9) for proceeds of $20,000. The price ranged between $0.050 and $0.058 per share. The shares were issued under the Company's SB-2 registration that became effective on July 16, 2003.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


Common Stock Transactions - December 31, 2004
---------------------------------------------

During the fiscal year ended December 31, 2004, the Company granted both officers an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share, as part of their employment agreement. These options were valued at $4,940 and were charged to officer's compensation during the three months ended March 31, 2004.

During the fiscal year ended December 31, 2004, the Company issued 6,712,094 shares of its common stock to Fusion Capital under the Stock Purchase Agreement (see Note 9) for proceeds of $360,000 ranging from $0.050 to $0.093 per share. The shares were issued under the Company's SB-2 registration that became effective on July 16, 2003.

During the fiscal year ended December 31, 2004, the Company issued 1,000,000 shares of the Company's common stock for $45,000 or $0.045 per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on an average prior to the sale.

During the fiscal year ended December 31, 2004, the Company issued 29,114 shares of its common stock to a consultant for payment of accrued expenses. At the time of the grant, the shares were valued at $1,830 and were charged against accounts payable.

During the fiscal year ended December 31, 2004, the Company issued 600,000 shares of its common stock valued at $34,020 or $.057 per share for payment of accrued legal fees of $35,878. The Company recognized the difference of $1,858 as a gain from the reduction of debt. In addition, in December 2004, the Company issued 1,000,000 shares of its common stock for legal services valued at $61,250 and cancelled any outstanding options under the consulting agreement.

During the fiscal year ended December 31, 2004, the Company issued 1,000,000 shares of its common stock valued at $61,250 or $0.061 per share as payment of loans (See Note 5).

During the fiscal year ended December 31, 2004, the Company issued a total of 25,246,614 shares of its common stock to two officers as payment of $1,618,123 of accrued salaries.

Stock Issuance Costs
--------------------

The Company capitalizes direct and incremental costs associated with raising cash from the issuance of equity capital, and such costs will be reported as a reduction to the proceeds received in the event the offering is successful. In the event the stock offering is unsuccessful, such costs will be expensed at the time known to management. Stock issuance costs are reported as a reduction of stockholders' deficit in the accompanying financial statements at December 31, 2004. During the years ended December 31, 2004 and 2003, $18,123 and $1,006 was amortized due to the purchase of stock under the stock purchase agreement (See
Note 9). The balance at December 31, 2004 was $131,892.

2002 Non-Qualified Stock Compensation Plan
------------------------------------------

In 2002, the Board of Directors adopted the 2002 Non-Qualified Stock Compensation Plan (the "Stock Plan") as a method for Technology Visions to compensate key employees, advisors and consultants by issuing them shares of its capital stock or options to purchase shares of its capital stock in exchange for

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


services rendered and to be rendered and thereby conserve the Company's cash resources. The Board of Directors reserved five million (5,000,000) shares of its $.001 par value common stock for issuance under the Stock Plan. Options to purchase a total of 600,000 shares at an exercise price of $.05 have been granted under the Plan to two officers.

Non-Qualified Stock Option Plan
-------------------------------

From time to time, the Company issues non-qualified stock options. These options are generally granted to consultants for past services and are granted to noteholders in connection with financing agreements.

In 2000, the Company entered into a consulting agreement with an attorney. Under the terms of the agreement, the Company is to grant the attorney an option to purchase 50,000 common shares every six months in July and January. The options have an exercise price of 125% of the market price on the day of the grant and expire three years from the date of the grant. During the years ended December 31, 2004 and 2003, the Company granted the attorney the options due to them under this agreement totaling 100,000 and 150,000 option shares, respectively, with an exercise price ranging from $0.07 to $0.17 per share. In November 2004, the agreement with the attorney was terminated and all outstanding options were cancelled. The Company valued these options using the fair value method and recorded legal expense of $350 and $4,400 based on the Black-Scholes option pricing model with the following assumptions:

                                     Jan 2003   July 2003   Jan 2004   July 2004
                                    --------------------------------------------
         Risk-free interest rate       4.00%       4.00%      3.25%       3.25%
         Expected life               3 years     3 years    3 years     3 years
         Expected volatility             44%         38%        15%          6%
         Dividend yield                   0%          0%         0%          0%


In February 2003, Ascendiant received an option for 62,500 of the Company's restricted common stock at an exercise price of $0.10 per share, with a one-year term, and a cashless exercise provision. The Company valued the options using the fair value method and recorded as a consulting fee in April 2003 of $1,956, based on the Black-Scholes option pricing model using the following assumptions:

         Risk-free interest rate                     3.25%
         Expected life                               1 year
         Expected volatility                         38%
         Dividend yield                              0%

Common stock purchase options and warrants consisted of the following as of December 31, 2004:

                                                                               Exercise
                                                                Options           Price
                                                              -----------  --------------
         Outstanding and exercisable, December 31, 2003        1,012,500   $0.05 to $0.45
              Granted                                            300,000   $0.05 to $0.16
              Exercised                                               --               --
              Expired or cancelled                              (712,500)  $0.07 to $0.16
                                                              -----------
         Outstanding and exercisable, December 31, 2004          600,000
                                                              ===========

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 8 - GAIN FROM REDUCTION OF DEBT

During the quarter ended December 31, 2003, the Company evaluated its old trade debt in which the statute of limitations for collection had either run out or the services had not been performed by the vendor and therefore the debt was not owed by the Company. The Company wrote-off a total of $56,058 of trade debt from this evaluation and recorded the amount as a gain from the reduction of debt.

During the quarter ended December 31, 2004, the Company issued 600,000 shares of its common stock valued at $34,020 to pay legal fees of $35,878. Therefore, the Company recognized the difference of $1,858 as a gain from the reduction of debt.

NOTE 9 - FUSION CAPITAL TRANSACTION

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

In September and October 2003, Fusion Capital purchased 371,438 shares of the Company's common stock for $20,000 as part of this agreement (see Note 7). In addition, Fusion loaned the Company $30,000 during the year ended December 31, 2003 against future purchases of shares under the Stock Purchase Agreement.

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


During the year ended December 31, 2004, Fusion Capital purchased 5,312,094 shares of the Company's common stock for $290,000 as part of this agreement. In addition, Fusion loaned the Company $40,000 during the year ended December 31, 2004 against future purchases of shares under the Stock Purchase Agreement for a total amount loaned of $70,000. In November 2004, Fusion was issued 1,400,000 shares of the Company's common stock against the amounts loaned. As of December 31, 2004, there were no loans outstanding against future purchases of shares under this agreement.

As of December 31, 2004, a total of 7,083,532 shares have been purchased for a total of $380,000 under this agreement.

NOTE 10 - INCOME TAXES
The Company was not required to provide for a provision for income taxes for the years ended December 31, 2004 and 2003 as a result of net operating losses incurred during those years.

The components of deferred tax assets and liabilities at December 31, 2004 and 2003 consist of the following:

         Deferred income tax assets:               2004             2003
                                               ------------     ------------

         Net operating loss carry forwards     $ 4,898,000      $ 4,083,000
         Deferred compensation/options           1,590,000        2,101,000

         Valuation allowance                    (6,488,000)      (6,184,000)
                                               ------------     ------------
         Total                                 $        --      $        --
                                               ============     ============

The valuation allowance for net deferred tax assets increased by approximately $304,000 during the year due to the correction of prior year NOL's for Federal and California tax purposes.

At December 31, 2004, the Company had net operating loss ("NOL") carry forwards for Federal and California income tax purposes of approximately $13.0 million and $5.5 million, respectively. Federal NOLs begin to expire in 2003 and will fully expire in 2024. The usage of California NOLs is currently suspended. California NOLs begin to expire in 2004 and will fully expire in 2013.

NOTE 11 - PROPOSED MERGER WITH SUTURA, INC.

On December 29, 2004, the majority of the stockholders of the Company ("TVGR") approved the proposed merger of the Company with Sutura, Inc., ("Sutura") a Delaware corporation. In connection with the merger:

         o A twelve-for-1 reverse stock split will occur;

         o Substantially all of the debt held by the officers of the Company will either be discharged or converted into no more than approximately 39,000,000 shares of the Company's common stock immediately prior to the merger becoming effective (before taking into account the reverse stock split)assuming the merger is consummated on or before May 31, 2005;

                         Technology Visions Group, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


         o Each outstanding share of common stock of Sutura will be cancelled and converted into the right to receive approximately 20.0863 shares of common stock of TVGR, which will result in substantial dilution to the stockholders of TVGR so that they will own only approximately 5% of the outstanding common stock of TVGR in the aggregate;

         o Each outstanding option, warrant or right to purchase a share of common stock of Sutura will automatically be converted into an option, warrant or right to purchase approximately 20.0863 shares of common stock of TVGR;

         o All of the outstanding preferred stock of TVGR will be converted into shares of common stock of TVGR immediately prior to the merger;

         o The business conducted by TVGR prior to the merger will continue to be conducted as a separate line of business and the business of Sutura will be conducted as the primary business of TVGR following the merger;

         o TVGR's name will be changed to "Sutura, Inc." upon consummation of the merger;

         o Members of the management of Sutura will become directors and officers of TVGR, together with two of the company's existing officers and one director; and

         o Current TVGR management will receive no cash or equity consideration as a result of the merger; however TVGR's Chief Executive Officer and TVGR's Chief Operating Officer will enter into new employment agreements after the merger and certain indebtedness owing to them will be converted into common stock.

The merger will result in a change of control of TVGR and the existing shareholders of TVGR will own 5% of the outstanding shares of common stock of TVGR immediately following the merger. As a result of the change of control, the current employment agreement between Mr. James B. Lahey, TVGR's Chief Executive Officer, and TVGR will terminate; the current employment agreement between Mr. James A. Giansiracusa, TVGR's Chief Operating Officer, and TVGR will terminate; TVGR's financing agreement with Fusion Capital Partners LLC will terminate; and TVGR's facility lease will terminate, unless assumed by Sutura as part of the merger.

In addition, the notes payable to a shareholder will be converted into 7,710,770 as part of the settlement agreement which is contingent upon the successful completion of the merger (see Note 6).

The closing date of the merger is anticipated to by the end of the second quarter 2005; however there are no assurances that the merger will be completed as scheduled.