Form 10QSB
period 2005-03-31
TECHNOLOGY VISIONS GROUP INC
filed 2005-05-19
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2005


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For transition period from __________ to _______________


                         Commission File Number: 0-25548

                         TECHNOLOGY VISIONS GROUP, INC.,
                         -------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                      84-100269
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                      910 West San Marcos Blvd., Suite 102
                          San Marcos, California 92078
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 760/752-8654

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

      At May 17, 2005, 99,999,999 shares of common stock were outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                              INDEX TO FORM 10-QSB
                                 MARCH 31, 2005


                                                                            Page
                                                                            ----
PART I

Item 1.   Financial Statements

          Balance Sheet - March 31, 2005 (unaudited).........................  1

          Statements of Operations (unaudited) - Three Months Ended
             March 31, 2005 and 2004 and for the Period of Inception,
             January 1, 1995 through March 31, 2005.........................   2

          Statements of Cash Flows (unaudited) - Three Months Ended
             March 31, 2005 and 2004 and for the Period of Inception,
             January 1, 1995 through March 31, 2005.........................   3

          Notes to Financial Statements (unaudited).........................   5

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  14

Item 3.   Controls and Procedures...........................................  19


PART II

Item 1.   Legal Proceedings.................................................  20

Item 2.   Changes In Securities.............................................  20

Item 3.   Defaults Upon Senior Securities...................................  20

Item 4.   Submission of Matters to a Vote of Security Holders...............  20

Item 5.   Other Information.................................................  20

Item 6.   Exhibits and Reports on Form 8-K..................................  20

          Signatures........................................................  21

                         TECHNOLOGY VISIONS GROUP, INC.
                         (A DEVELOPMENT-STAGE COMPANY)
                                 BALANCE SHEET
                                  (UNAUDITED)
                              AS OF MARCH 31,2005


                                     ASSETS

Cash                                                               $     16,185
                                                                   ------------
      Total current assets                                               16,185

Property and equipment, net of accumulated depreciation
      of $57,641                                                         11,122
Other assets                                                              1,067
                                                                   ------------
      Total assets                                                 $     28,374
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                   $    272,300
Accrued expenses                                                         40,062
Notes payable to related parties                                        606,689
Accrued interest to related parties                                     407,669
Accrued officers and directors compensation                             713,699
                                                                   ------------
      Total current liabilities                                       2,040,419

Commitments & contingencies                                                  --

Stockholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized;
      none issued and outstanding                                            --
Common stock, $.001 par value; 100,000,000 share authorized;
      99,999,999 issued and outstanding                                 100,000
Additional paid-in-capital                                           17,014,732
Accumulated deficit                                                 (18,994,884)
Stock offering costs                                                   (131,893)
                                                                   ------------
      Total stockholders' deficit                                    (2,012,045)
                                                                   ------------
      Total liabilities and stockholders' deficit                  $     28,374
                                                                   ============


             See accompanying notes to these financial statements.


                                  TECHNOLOGY VISIONS GROUP, INC.
                                  (A DEVELOPMENT-STAGE COMPANY)
                                     STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                                                   For the period
                                                                                    of Inception,
                                                                                   from January 1,
                                                For the Three Month Periods Ended   1995 through
                                                           March 31,                  March 31,
                                                   2005               2004              2005
                                                ------------      ------------      ------------
Revenues                                        $         --      $         --      $         --

Costs and expenses:
      Research and development                            --                --           685,507
      General and administrative expenses            156,818           122,938         7,858,852
      Compensatory element of stock options            5,660             5,290         2,291,166
      Loss from litigation settlement, net                --                --           476,350
      Impairment of patent                            55,477
      Impairment of property and equipment                --                --           223,064
                                                ------------      ------------      ------------
Operating loss                                      (162,478)         (128,228)      (11,590,416)

Other income and (expenses):
      Interest income                                     95                10             1,316
      Gain from reduction in debt                     13,196                --         1,369,384
      Interest expense                               (16,271)          (29,812)       (1,993,594)
      Other income                                        --                --           718,419
      Financing costs                                     --                --          (383,600)
      Debt conversion expense                             --                --          (155,343)
                                                ------------      ------------      ------------
Net loss                                        $   (165,458)     $   (158,030)     $(12,033,834)
                                                ============      ============      ============


Basic and dilutive net loss per share           $      (0.00)     $      (0.00)
                                                ============      ============

Weighted average number
      of shares outstanding                       99,999,999        65,032,862
                                                ============      ============



                      See accompanying notes to these financial statements.





                                         TECHNOLOGY VISIONS GROUP, INC.
                                         (A DEVELOPMENT-STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 For the period
                                                                                                  of Inception,
                                                                                                 from January 1,
                                                                   For the Three Months           1995 through
                                                                      Ended March 31,              March 31,
                                                                  2005              2004              2005
                                                              ------------      ------------      ------------
Cash flows from operating activities:
      Net loss                                                $   (165,458)     $   (158,030)     $(12,033,834)
      Adjustments to reconcile net loss to net cash
          Used in operating activities:
      Depreciation and amortization                                    924               785           160,551
      Amortization of deferred finance costs                            --                --           851,350
      Gain from reduction of debt                                  (13,196)               --        (1,369,384)
      Common stock issued for services rendered                         --                --           332,120
      Common stock issued for licensing agreement                       --                --            30,000
      Compensatory element of common stock and options               5,660             5,290         2,291,166
      Impairment of patent                                              --                --            55,477
      Impairment of fixed assets                                        --                --           223,064
      Write-off shareholder loans                                       --                --          (200,466)
      Loss on litigation settlement                                     --                --           476,350
      Loss on disposal of fixed assets                                  --                --             4,377
      Notes issued in settlement of consulting fees                     --                --           274,250
      Debt conversion expense                                           --                --           155,343
      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                    --                --                --
          Decrease (increase) in prepaid expenses                   31,638                --            24,471
          (Increase) in deposits                                        --                --               321
          Increase (decrease) in accounts payable and
              accrued expenses                                      66,529            88,620         4,779,220
          (Decrease) in due to shareholders                             --                --           (16,234)
                                                              ------------      ------------      ------------
      Net cash used in operating activities                        (73,903)          (63,335)       (3,961,858)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                     (8,248)             (644)         (259,283)
      Costs of licenses and patents                                     --                --           (54,550)
                                                              ------------      ------------      ------------
      Net cash used in investing activities                         (8,248)             (644)         (313,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock                                --            30,000           861,743
      Proceeds from issuance of convertible debenture                   --                --           375,000
      Proceeds from stock purchase agreement                            --            80,000           110,000
      Payments on debenture notes                                       --                --          (110,000)
      Notes payable, net                                                --            (5,000)        3,207,259
      Deferred finance charges                                          --                --          (175,350)
      Proceeds from exercise of stock options                           --                --             3,000
      Repayment of notes receivable from stockholders                   --                --             6,360
                                                              ------------      ------------      ------------
      Net cash provided by (used in) financing activities               --           105,000         4,278,012
NET INCREASE (DECREASE) IN CASH                                    (82,151)           41,021             2,321
CASH AT BEGINNING OF PERIOD                                         98,336             2,589            13,864
                                                              ------------      ------------      ------------
CASH AT END OF PERIOD                                         $     16,185      $     43,610      $     16,185
                                                              ============      ============      ============



                             See accompanying notes to these financial statements.




                                       TECHNOLOGY VISIONS GROUP, INC.
                                       (A DEVELOPMENT-STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS - Continued
                                                (UNAUDITED)

                                                                                                 Inception,
                                                                                              from January 1,
                                                               For the Three Month Periods     1995 through
                                                                     Ended March 31,             March 31,
                                                                 2005              2004            2005
                                                              ------------     ------------     ----------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
       Interest                                               $        232     $        163     $  120,564
                                                              ============     ============     ==========
       Taxes                                                  $        800     $         --     $    8,276
                                                              ============     ============     ==========

Non-cash Financing Activities:
      Value of shares issued in connection
          with compensatory obligations                       $         --     $         --     $2,537,522
                                                              ============     ============     ==========
      Value of stock issued for
          conversion of notes payable                         $         --     $         --     $2,115,903
                                                              ============     ============     ==========
      Accrued interest converted to common stock              $         --     $         --     $   53,473
                                                              ============     ============     ==========
      Value of shares paid to satisfy accounts payable        $         --     $         --     $  115,730
                                                              ============     ============     ==========
      Assets acquired through a capital lease                 $         --     $         --     $    7,126
                                                              ============     ============     ==========
      Value of shares issued for consulting services          $         --     $         --     $  685,410
                                                              ============     ============     ==========
      Value assigned to stock options issued for services     $      5,660     $      5,290     $  104,356
                                                              ============     ============     ==========
      Value of stock issued for licensing agreement           $         --     $         --     $   30,000
                                                              ============     ============     ==========
      Value of shares issued for settlement
          of convertible promissory  notes                    $         --     $         --     $  534,235
                                                              ============     ============     ==========
      Value of shares issued for settlement of litigation     $         --     $         --     $   51,250
                                                              ============     ============     ==========
      Value of stock issued in exchange for                   $         --     $         --     $   17,294
                                                              ============     ============     ==========
          note receivable
      Value of shares issued to satisfy accrued expenses      $         --     $         --     $   53,500
                                                              ============     ============     ==========
      Value of shares issued as additional
          consideration for loan                              $         --     $         --     $   42,750
                                                              ============     ============     ==========
      Reduction of notes payable and accrued
          interest due to litigation                          $         --     $         --     $   60,000
                                                              ============     ============     ==========
      Satisfaction of notes receivable in
          exchange for services                               $         --     $         --     $    8,334
                                                              ============     ============     ==========
      Value of stock issued for stock offering costs          $         --     $         --     $  151,022
                                                              ============     ============     ==========


                             See accompanying notes to these financial statements.

                                                       4

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements
--------------------------------------

The interim financial data as of March 31, 2005, and for the three months ended March 31, 2005 and 2004 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2004, and the results of its operations for the three months and cash flows for the three months ended March 31, 2005 and 2004. These results are not necessarily indicative of the results expected for the year ending December 31, 2005. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principles generally accepted in the United States. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. Prior to inception, the Company had losses accumulating to $6,961,050. The Company, since inception, has suffered losses accumulating to $12,033,834 through March 31, 2005. For the year ended December 31, 2004 and for the three months ended March 31, 2005, the Company incurred net losses of approximately $758,205 and $165,458, respectively, and as of March 31, 2005, had a stockholders' deficit and a working capital deficit of approximately $2,012,045 and $2,024,234, respectively. The Company is in arrears with certain of its payables and accrued liabilities. The Company requires additional funds to move into the marketing and commercialization of its technologies. No assurances can be given that the Company can manufacture its technologies on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, and the successful marketing of its technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to explore additional sources of working capital including borrowings, sales of securities, joint ventures, mergers, and the licensing of technologies. In April 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") in an effort to raise working capital (see Note 6). Management intends to use any funds raised to pursue the marketing and commercialization of its technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. Management is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. There can be no assurance that management will be successful in its efforts to raise capital sufficient to fund its working capital requirements or to convert debts into common stock during the next twelve months.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)

These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Development-Stage Company
-------------------------

The Company is considered a development-stage company, with no operating revenues from the license and/or sale of commercially viable technologies during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as January 1, 1995, near the date management control was obtained. Since inception, the Company has incurred operating losses totaling approximately $12 million, much of which relates to stock-based compensation to officers, directors and consultants as a means to preserve working capital. The Company's working capital has been generated through the sales of common stock and debt. In addition, significant research and development costs to develop technologies have been expended since inception. Management has provided financial data since January 1, 1995 "Inception" in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

The Company completed the initial and intermediate testing and evaluation of its GMENT technology at the Department of Energy ("DOE") Idaho Falls site with the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by the Idaho National Engineering and Environmental ("INEEL"). Confirmation of the test results has been completed using actual radioactive waste. Therefore, there have been no expenditures during the three months ended March 31, 2005 and 2004 for research and development. Bechtel recently issued an Engineering Design File
(EDF) entitled, Grout Selection Criteria and Recommendation for the Operable Unit 7-13/14 In Situ Grouting Project dated December 2004. The EDF indicates that this project would not be going forward as planned until additional studies were completed requiring a Risk Assessment based on revised inventory and containment mobility data at the site. The time to complete thia additional modeling is not known at this time. The Company is moving into position to begin the marketing and commercialization phase of its development at other DOE sites including Hanford, Washington.

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

Loss Per Share
--------------

Basic earnings per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") give effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents. Securities that could potentially dilute Basic EPS in the future, that were not included in the computation of Diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of options, warrants, convertible notes and debentures.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2005 and 2004:

                                                      2005             2004
                                                  -------------    -------------
 Basic and diluted net loss per share:
 Numerator:
       Net loss                                   $   (165,458)    $   (158,030)

 Denominator:
       Basic and diluted weighted average
       number of common shares outstanding          99,999,999       65,032,862
                                                  -------------    -------------
 Basic and diluted net loss per share             $      (0.00)    $      (0.00)
                                                  =============    =============

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

Incremental Shares
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive as of March 31, 2005 consist of the following:



                                                             Number of Potential
                                                              Additional Common
                                                                    Shares
                                                             -------------------

Notes payable to related parties                                    20,319,663
Options to purchase common stock                                       800,000
Accrued officers' and directors' compensation                       12,527,583
                                                             -------------------
       Total incremental shares at March 31, 2005                   33,647,246
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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)

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

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

During the quarters ended March 31, 2005 and 2004, the Company awarded two of the officer's options for a total of 400,000 shares of the Company's common stock as part of their employment agreements. The Company recorded an expense of $5,660 and $4,940 respectively for these options.

In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for three months ended March 31, 2005 and 2004 as follows:

                                                         2005          2004
                                                     ------------   ------------
Net loss - as reported                               $  (165,458)   $  (158,030)
Stock-based employee compensation expense,
     included in reported net loss, net of tax             5,660          4,940

Total stock-based employee compensation
     expense determined under fair-value-based
     method for all rewards, net of tax                   (8,800)        (8,200)

                                                     ------------   ------------
Pro forma net loss                                   $  (168,598)   $  (161,290)
                                                     ============   ============

Earnings per share:
     Basic and diluted, as reported                        (0.00)         (0.00)
     Basic and diluted, pro forma                          (0.00)         (0.00)


NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following at March 31, 2005:


 Notes                   Interest Rate    Principal Balance    Accrued Interest
--------------------------------------------------------------------------------

Current Portion:
     Shareholders         10% - 12%           $ 279,250            $ 272,200
     Officers              8% - 10%             327,439              135,469

                                           ----------------    -----------------
Total Notes Payable to related parties        $ 606,689            $ 407,669
                                           ================    =================

Shareholders:
-------------

On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000. As of December 31, 1998, the shareholder had advanced the Company $299,500 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan agreement provides for semi- annual interest payments of $17,920. The installment note is collateralized by the Company's rights, titles and patents, of the Company's technology known as "Polymer Encapsulation Technology." In November 2004, $20,250 of the principle of this note was converted into 330,612 shares of the Company's common stock. The balance at March 31, 2005 was $279,250. Accrued interest at March 31, 2005 was $256,637. As the Company is in default on the note, it has been classified as a current note payable.

In March 2003, the Company entered into a new agreement with a shareholder whereby the shareholder loaned the Company $10,000. The shareholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price during the five day period prior to the date of conversion. This note matured on July 21, 2003. In November 2004, the principle of this note was converted into 163,265 shares of the Company's common stock. Accrued interest at March 31, 2005 was $1,500.

At March 31, 2004, the Company had an outstanding loan from a shareholder in the amount of $25,000. The note bears an interest rate of 10% per annum and was due on November 5, 1999. The noteholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. In November 2004, the principle of this note was converted into 408,163 shares of the Company's common stock. Accrued interest at March 31, 2005 was $14,062.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)

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

At March 31, 2005, the total balance owing was $327,439 and the accrued interest was $135,469. During 2000, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts for a period of one year. The agreements with the officers have been extended to January 1, 2005.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements
------------------------------------

On January 1, 2002, the Company entered into two employment agreements with its current officers. The agreements provide for annual salaries aggregating to $300,000, expire January 1, 2004, and provide for automatic annual renewals. On January 1, 2005, the agreements were renewed for another year. In addition to the salaries, the agreements grant each officer 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire in five years. A total of 400,000 option shares were granted to the officers during the quarter ended March 31, 2005 and 2004 respectively and $5,660 and $4,940 was recorded as additional compensation based on the difference between the market price and the exercise price at the date of grant.

For the three months ended March 31, 2005 and 2004, the expense recorded under the agreements amounted to $75,000 each. In April 2002, the Board of Directors approved accruing interest on all unpaid salary beginning with salaries accrued in the year ending December 31, 2001, at 8% per annum and going forward. During the fiscal year ended December 31, 2004, $1,618,123 of accrued compensation was converted into 25,246,614 shares of the Company's common stock. Accrued officer's compensation unpaid at March 31, 2005 totaled $552,601, and accrued interest totaled $161,095. For the three months ended March 31, 2005 and 2004, interest expense was $8,953 and $12,752 respectively.

Consulting Agreement
--------------------

In August 2004, the Company engaged Longenecker and Associates to provide consulting services and advice to the Company on the introduction of its products to DOE and other government and commercial markets. The agreement calls for the Company to pay consultants $5,000 per quarter plus a 2% commission on the gross amount of any sales made by or as a result of contacts made by L&A. During the quarter ended March 31, 2005 the Company paid $5,000 to L&A for their services.

Settlement Agreement subject to contingency
-------------------------------------------

In December 2004, the Company entered into a settlement agreement with a shareholder whom the Company owes $279,250 in loans and $272,200 in accrued interest (See Note 3) whereby the parties agreed to satisfy the debt in full with the issuance of an additional 7,710,770 shares of the Company's common stock valued at $570,597. The settlement and the issuance of the stock is contingent upon the successful completion of the merger with Sutura, Inc. (See
Note 8). If the shares are issued, the Company will record a loss on the settlement of $19,146.

NOTE 5 - STOCKHOLDERS' DEFICIT

Common Stock Transactions During the Three Months Ended March 31, 2004
----------------------------------------------------------------------

In January 2004, the Company granted both officers options to purchase 100,000 shares each of the Company's common stock at an exercise price of $0.05 per share, as part of their employment agreement. These options were valued at $4,940 and were charged to officer's compensation during the three months ended March 31, 2004.

During the quarter ended March 31, 2004, the Company issued 1,116,016 shares of its common stock to Fusion Capital under the Stock Purchase Agreement (see Note
6) for proceeds of $80,000 ranging from $0.064 to $0.093 per share. The shares were issued under the Company's SB-2 registration that became effective on July 16, 2003.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)

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

Common Stock Transactions During the Three Months Ended March 31, 2005
----------------------------------------------------------------------

In January 2005, the Company granted both officers an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share, as part of their employment agreement. These options were valued at $5,660 and were charged to officer's compensation during the three months ended March 31, 2005.

Stock Issuance Costs
--------------------

The Company capitalizes direct and incremental costs associated with raising cash from the issuance of equity capital, and such costs will be reported as a reduction to the proceeds received in the event the offering is successful. In the event the stock offering is unsuccessful, such costs will be expensed at the time known to management. Stock issuance costs are reported as a reduction of stockholders' deficit in the accompanying financial statements at March 31, 20045. During the quarters ended March 31, 2005 and 2004, $0 and $4,037 were amortized due to the purchase of stock under the stock purchase agreement (See
Note 6). The balance at March 31, 2005 was $131,892.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)

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

During the year ended December 31, 2004, Fusion Capital purchased 5,312,094 shares of the Company's common stock for $290,000 as part of this agreement. In addition, Fusion loaned the Company $40,000 during the year ended December 31, 2004 against future purchases of shares under the Stock Purchase Agreement for a total amount loaned of $70,000. In November 2004, Fusion was issued 1,400,000 shares of the Company's common stock against the amounts loaned. As of March 31, 2005, there was no loans outstanding against future purchases of shares under this agreement.

As of March 31, 2005, a total of 7,083,532 shares have been purchased for a total of $380,000 under this agreement.

NOTE 7 - GAIN FROM SETTLEMENT OF DEBT

In January 2005, the Company entered into a settlement agreement with a vendor whereby the vendor agreed to accept $5,000 as full payment on the invoices outstanding, amounting $18,196. As a result, the Company recorded a gain on settlement of debt of $13,196.

NOTE 8 - PROPOSED MERGER WITH SUTURA, INC.

On December 29, 2004, the majority of the stockholders of the Company ("TVGR") approved the proposed merger of the Company with Sutura, Inc., ("Sutara") a Delaware corporation. In connection with the merger:

         o    A twelve-for-1 reverse stock split will occur;

         o There will be an increase in the authorized captial stock of TVGR to provide for the merger consideration and future issuances of common stock.

         o Substantially all of the debt held by the officers of the Company will either be discharged or converted into no more than approximately 26,000,000 shares of the Company's common stock immediately prior to the merger becoming effective (before taking into account the reverse stock split) assuming the merger is consummated on or before June 30, 2005;

         o Each outstanding share of common stock of Sutura will be cancelled and converted into the right to receive approximately 20.952 shares of common stock of TVGR, which will result in substantial dilution to the stockholders of TVGR so that they will own only approximately 5% of the outstanding common stock of TVGR in the aggregate;

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)

         o Each outstanding option, warrant or right to purchase a share of common stock of Sutura will automatically be converted into an option, warrant or right to purchase approximately 20.952 shares of common stock of TVGR;

         o The business conducted by TVGR prior to the merger will continue to be conducted as a separate line of business in a wholly owned subsidiary of the surviving company and the business of Sutura will be conducted as the primary business of TVGR following the merger;

         o TVGR's name will be changed to "Sutura, Inc." upon consummation of the merger;

         o Members of the management of Sutura will become directors and officers of TVGR together with two of the company's existing officers and one director; and

         o Current TVGR management will receive no cash or equity consideration as a result of the merger; however TVGR's Chief Executive Officer and TVGR's Chief Operating Officer will enter into new employment agreements in connection with the merger, and certain indebtedness owing to them will be converted into common stock.

The merger will result in a change of control of TVGR and the existing shareholders of TVGR will own 5% of the outstanding shares of common stock of TVGR immediately following the merger. As a result of the change of control, the current employment agreement between Mr. James B. Lahey, TVGR's Chief Executive Officer, and TVGR will terminate; the current employment agreement between Mr.James A. Giansiracusa, TVGR's Chief Operating Officer, and TVGR will terminate, and TVGR's financing agreement with Fusion Capital Partners LLC will terminate. TVGR will move it operations and offices to Sutura's facility in Fountain Valley, California.

In addition, the notes payable to a shareholder will be converted into 7,710,770 shares of common stock as part of the settlement agreement which is contingent upon the successful completion of the merger (see Note 4).

The closing date of the merger is anticipated to by the end of the second quarter 2005; however there are no assurances that the merger will be completed as scheduled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for three months ended March 31, 2005.

Forward-Looking Information.
----------------------------

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)

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

In June 2000, Bechtel BWXT LLC awarded Technology Visions a contract to manage the testing and evaluation of in-situ grout candidate materials that were being considered by INEEL and Bechtel for the treatment of certain subsurface waste sites at the DOE site in Idaho Falls, Idaho. The contract was a two-year, three-phase Treatability Study conducted by INEEL and Bechtel. Testing included Phase I Bench Testing, Phase II Field Implementability Testing, and Phase III Full-Scale Field Testing.

Phase I Bench Testing included rigorous laboratory testing protocol designed for choosing three grouts from six candidate grouts for use in the Phase II Field Implementability testing. Data was also gathered during the bench-testing phase to support final monolith durability estimates and transportion modeling efforts. Following the laboratory testing, GMENT was chosen as one of three candidate grout materials to continue to the Phase II Field Implementability Testing of the Treatability Study.

In April 2001, the Phase II Field Implementability Testing of the contract was conducted by Applied Geotechnical Engineering and Construction Company, Inc. ("AGEC") at a site located near Richland, Washington. Upon successful completion of this test phase, GMENT was chosen as the sole grout material selected to be used in the Phase III Full Scale Field Test that was conducted in October 2001 at the DOE site in Idaho Falls, Idaho. GMENT was selected based on such factors as basic costs, ease of mixing and cleaning of the grout, minimized grout returns in creating a triplex column, and formation of the solid monoliths. Technology Visions, under the exclusive Trademark License and Technology Licensing Agreement with Advanced Grout Systems, Ltd., provided approximately 100 tons of GMENT grouting material for Phase III. Site grouting was performed by AGEC. Testing results met all criteria established by state and federal regulatory agencies.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)

At the conclusion of Phase III, AGEC prepared and submitted to Bechtel a report estimating the quantity of GMENT grout material to treat the areas under consideration to be approximately 24 million gallons.

         o The final report prepared for the DOE, Assistant Secretary for Environmental Management, Volume I, "Final Results Report, In-Situ Grouting Technology for Application in Buried Transuranic Waste Sites" was published in September 2002, by INEEL. Volume I summarized the technology and presents results of a two-year, three-phase treatability study conducted by the INEEL. Volume II was published in April 2003 and contains the results of analytical calculations on the long-term durability of monoliths created by in-situ grouting and on the long-term performance of a treated buried waste site.

Technology Visions believes that the approval of the GMENT material for the treatment and stabilization of buried low-level radioactive mixed waste in certain areas of the Subsurface Disposal Area (SDA) at the DOE site in Idaho Falls, Idaho, could provide initial and significant revenues for the Company. With the acceptance and approval of GMENT in Idaho, Technology Visions plans to aggressively pursue other waste sites identified in the United States with similar waste problems. Initial contacts have been currently made at two other DOE sites, based on the initial information disclosed in Volume I of the Idaho report, where GMET may have end use application.

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

With the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by INEEL, all the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site was completed. Confirmation of the test results using surrogate waste have now been completed using actual radioactive waste materials. Technology Visions is currently moving into position to begin the marketing and commercialization phase of its development.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)

Bechtel recently issued an Engineering Design File (EDF) entitled, Grout Selection Criteria and Recommendation for the Operable Unit 7-13/14 In Situ Grouting Project dated December 2004. The EDF indicates that this project would not be going forward as planned until additional studies were completed requiring a Risk Assessment based on revised inventory and containment mobility data at the site. The time to complete thia additional modeling is not known at this time.

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

Income Taxes
------------

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During 2004, we estimated the allowance on net deferred tax assets to be one-hundred percent of the net deferred tax assets.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)

Results of Operations
---------------------

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004
---------------------------------------------------------------------

Technology Visions has not had any revenues since inception (January 1, 1995) through March 31, 2005. Accordingly, Technology Visions has, and continues to be, a development-stage company. With any development-stage company of this nature, there are inherent risks, which may prohibit Technology Visions from reaching commercial viability. As with the development of any new technology, until a commercial product has been developed, purchased, and utilized by a third party, the efficacy of the product is in question and Technology Visions will continue to incur losses. Until completion of the final development of a technology and the commencement of sales, we will have no operating revenues but will continue to incur substantial expenses.

Research and development costs were $0, for the quarters ended March 31, 2005 and 2004. No research projects were underway during the current quarter. Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," was published in April 2003 by INEEL. Once we received this report, it was determined that all the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site had been completed. Confirmation of the test results using surrogate waste have been confirmed utilizing actual radioactive waste. Therefore, there have been no expenditures during the three months ended March 31, 2005 and 2004 for research and development. From inception, research and development costs were $685,507. These costs have been recorded as net of reimbursements from subcontractors.

General and administrative expenses were $156,818 in the current quarter compared to $122,938 in the comparable period last year. The increase is mainly due to an increase in consulting fees and legal fees from the proposed merger. Included in these amounts are salaries accrued for two officers in the amount of $75,000 for both periods, under the terms of their employment contracts. From inception, general and administrative expenses were $7,858,852 and the compensatory element of stock and stock options was $2,291,166.

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

Liquidity and Capital Resources
-------------------------------

The Company continues to incur operating losses as a result of being a development-stage company. The Company had cash of approximately $16,185 at March 31, 2005.

For the three months ended March 31, 2005 and 2004, Technology Visions incurred net losses of $165,458 and $158,030, respectively. As of March 31, 2005, the Company had a stockholders' deficiency and a working capital deficiency of approximately $2,012,045 and $2,024,234, respectively. The Company is in arrears with certain of its payables and accrued liabilities. The Company requires additional funds to move into the marketing and commercialization of its technologies. From inception (January 1, 1995), Technology Visions has incurred net losses of $12,033,834. The report of Technology Visions' independent certified public accountants on the Company's December 31, 2004 financial statements notes that Technology Visions is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders' deficiency at December 31, 20034 and these conditions raise substantial doubt about Technology Vision's ability to continue as a going concern.

Net cash used by operating activities was $73,903 compared to $63,335 for the three months ended March 31, 2005 and 2004, respectively, for a increase of $10,568.

During the three months ended March 31, 2005 and 2004, $8,248 and $644 was used in investing activities for the purchase of new computer equipment and furniture.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)

Net cash provided by financing activities was $0 for the current three months compared to $105,000 for the comparable period last year. Due to the pending merger with Sutura, no capital stock transactions or financing was completed during the quarter ended March 31, 2005. During the quarter ended March 31, 2004, $30,000 was received from the sale of stock and $80,000 from the stock purchase agreement with Fusion Capital and notes payable used $5,000.

To date, Technology Visions has funded its operations from the private sales of common stock or notes, and personal loans or investments from officers of the Company, most of which have been or will be converted into common stock. These sales have been able to fund only minimal operations and technological developments.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)


PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                 None

ITEM 2.  CHANGES IN SECURITIES

                 None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                 None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None

ITEM 5.  OTHER INFORMATION

                 None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits


(3.1)       Articles of Incorporation. (1)
(3.2)       Certificate of Amendment to Articles of Incorporation. (3)
(3.3)       Amended and Restated By-laws. (1)
(4.1)       Form of Common Stock Certificate of Orbit Technologies, Inc. (1)
(4.2)       Certificate of Determination of the Rights and Preferences of
            Preferred Stock of Orbit Technologies, Inc.(1)
(10.9)      2002 Non-Qualified Stock Option Plan (2)
(10.10)     Employment Agreement with James B. Lahey(5)
(10.11)     Employment Agreement with James A. Giansiracusa(5)
(10.12)     Trademark License and Technology Agreement with Advanced Grout
            Systems, Ltd (3)
(10.13)     Fee Agreement for Professional Services with Richard O. Weed (2)(4)
(14.1)      Code of Ethics for the Board of Directors (6)
(14.2)      Code of Ethics for Executive Officers (6)
(31.1)      Certification of the Chief Executive Officer of Technology Visions
            Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002
(31.2)      Certification of the Chief Financial Officer of Technology Visions
            Group, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002
(32.1)      Certification of the Chief Executive Officer and Chief Financial
            Officer of Technology Visions Group, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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


         (b) Reports on Form 8-K

                 None

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                           March 31, 2005 (Unaudited)



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

                                     TECHNOLOGY VISIONS GROUP, INC.
                                     ------------------------------
                                              Registrant



Date: May __, 2005                   By: /s/ James B. Lahey
                                         ---------------------------------------
                                         James B. Lahey, Chief Executive Officer
                                         Chairman of the Board of Directors

Date: May __, 2005                   By: /s/  James A. Giansiracusa
                                         ---------------------------------------
                                         James A. Giansiracusa, Secretary
                                         Chief Financial Officer