Form 10QSB
period 2005-06-30
TECHNOLOGY VISIONS GROUP INC
filed 2005-08-19
CIK 937814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2005


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


                              17080 Newhope Street
                        Fountain Valley, California 92708
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (714) 427-0388 Securities registered pursuant to Section 12(b) of the Act: None

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

                               Yes [X]     No [ ]

     At August 12, 2005, 99,999,999 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2005


                                                                            Page
                                                                            ----
PART I
------

Item 1.   Financial Statements

          Balance Sheet - June 30, 2005 (unaudited)..........................  1

          Statements of Operations (unaudited) -- Three and Six
             Months Ended June 30, 2005 and 2004 and for the Period
             of Inception, January 1, 1995 through June 30, 2005.............  2

          Statements of Cash Flows (unaudited) - Six Months Ended
             June 30, 2005 and 2004 and for the Period of Inception,
             January 1, 1995 through June 30, 2005...........................  3

          Notes to Financial Statements (unaudited)..........................  5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................... 13

Item 3.   Controls and Procedures............................................ 18


PART II
-------

Item 1.   Legal Proceedings.................................................. 19

Item 2.   Changes In Securities.............................................. 19

Item 3.   Defaults Upon Senior Securities.................................... 19

Item 4.   Submission of Matters to a Vote of Security Holders................ 19

Item 5.   Other Information.................................................. 19

Item 6.   Exhibits and Reports on Form 8-K................................... 19

          Signatures......................................................... 20

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                               AS OF JUNE 30, 2005


                                     ASSETS

Cash                                                               $      1,470
                                                                   ------------
      Total current assets                                                1,470

Property and equipment, net of accumulated depreciation
      of $58,691                                                         10,072
Other assets                                                              1,067
                                                                   ------------
      Total assets                                                 $     12,609
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                   $    275,236
Accrued expenses                                                         12,900
Notes payable to related parties                                        606,689
Other payable to related parties                                        118,537
Accrued interest to related parties                                     414,755
Accrued officers and directors compensation                             800,652
                                                                   ------------
      Total current liabilities                                       2,228,769
                                                                   ------------
      Total liabilities                                               2,228,769

Commitments                                                                   -

Stockholders' deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized;
      none issued and outstanding                                             -
Common stock, $.001 par value; 100,000,000 share authorized;
      99,999,999 issued and outstanding                                 100,000
Additional paid-in-capital                                           17,014,732
Accumulated deficit                                                 (19,198,999)
Stock offering costs                                                   (131,893)
                                                                   ------------
      Total stockholders' deficit                                    (2,216,160)
                                                                   ------------
      Total liabilities and stockholders' deficit                  $     12,609
                                                                   ============


         See accompanying notes to these unaudited financial statements.

                                                   TECHNOLOGY VISIONS GROUP, INC.
                                                   (A DEVELOPMENT-STAGE COMPANY)
                                                      STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                                                                     For the period
                                                                                                                      of Inception,
                                                                                                                     from January 1,
                                              For the Three Month Periods          For the Six Month Periods          1995 through
                                                     Ended June 30,                      Ended June 30,                 June 30,
                                                 2005              2004              2005              2004               2005
                                             ------------      ------------      ------------      ------------       -----------
Revenues                                     $          -      $          -      $          -      $          -       $         -

Costs and expenses:
    Research and development                            -                 -                 -                 -           685,507
    General and administrative expenses           109,727            47,470           191,546            95,408         6,747,580
    Directors compensation                         75,000            75,000           150,000           150,000         1,296,000
    Compensatory element of stock options               -                 -             5,660             5,290         2,291,166
    Loss from litigation settlement, net                -                 -                 -                 -           476,350
    Impairment of fixed assets                          -                 -                 -                 -           223,064
    Impairment of patent                                -                 -                 -                 -            55,477
                                             ------------      ------------      ------------      ------------       -----------
Operating loss                                   (184,727)         (122,470)         (347,206)         (250,698)      (11,775,144)

Other income and (expenses):
    Interest income                                    45                12               140                22             1,361
    Gain from reduction in debt                         -                 -            13,196                 -         1,369,384
    Interest expense                              (19,433)          (31,022)          (35,703)          (60,834)       (2,013,026)
    Other income                                        -               165                 -               165           718,419
    Financing costs                                     -                 -                 -                 -          (383,600)
    Debt conversion expense                             -                 -                 -                 -          (155,343)
                                             ------------      ------------      ------------      ------------       -----------
Net loss                                     $   (204,115)     $   (153,315)     $   (369,573)     $   (311,345)      (12,237,949)


Basic and dilutive net loss per share        $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                             ============      ============      ============      ============

Weighted average number
    of shares outstanding                      99,999,999        65,956,767        99,999,999        65,502,507


                                  See accompanying notes to these unaudited financial statements.


                                                                 2

                                          TECHNOLOGY VISIONS GROUP, INC.
                                           (A DEVELOPMENT-STAGE COMPANY)
                                       STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                    For the period
                                                                                                     of Inception,
                                                                                                    from January 1,
                                                                    For the Six Month Periods        1995 through
                                                                           Ended June 30,              June 30,
                                                                       2005             2004             2005
                                                                  -------------    -------------    -------------
Cash flows from operating activities:
      Net loss                                                    $    (369,573)   $    (311,345)   $ (12,237,949)
      Adjustments to reconcile net loss to net cash
          Used in operating activities:
      Depreciation and amortization                                       1,974            1,602          161,601
      Amortization of deferred finance costs                                  -                -          851,350
      Gain from reduction of debt                                       (13,196)               -       (1,369,384)
      Common stock issued for services rendered                               -                -          332,120
      Common stock issued for licensing agreement                             -                -           30,000
      Compensatory element of common stock and options                    5,660            5,290        2,291,166
      Impairment of patent                                                    -                -           55,477
      Impairment of fixed assets                                              -                -          223,064
      Write-off shareholder loans                                             -                -         (200,466)
      Loss on litigation settlement                                           -                -          476,350
      Loss on disposal of fixed assets                                        -                -            4,377
      Notes issued in settlement of consulting fees                           -                -          274,250
      Debt conversion expense                                                 -                -          155,343
      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                          -                -                -
          Decrease (increase) in prepaid expenses                        31,638                -           24,471
          (Increase) in deposits                                              -                -              321
          Increase in accounts payable and
              accrued expenses                                          136,342          181,404        4,849,033
          (Decrease) in due to shareholders                                   -                -          (16,234)
                                                                  -------------    -------------    -------------
      Net cash used in operating activities                            (207,155)        (123,049)      (4,095,110)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                          (8,248)            (644)        (259,283)
      Costs of licenses and patents                                           -                -          (54,550)
                                                                  -------------    -------------    -------------
      Net cash used in investing activities                              (8,248)            (644)        (313,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of common stock                                      -           45,000          861,743
      Proceeds from issuance of convertible debenture                         -                -          375,000
      Proceeds from stock purchase agreement                                  -           80,000          110,000
      Payments on debenture notes                                             -                -         (110,000)
      Notes payable, net                                                                   5,000        3,207,259
      Other payable, net                                                118,537                -          118,537
      Deferred finance charges                                                -                -         (175,350)
      Proceeds from exercise of stock options                                 -                -            3,000
      Repayment of notes receivable from stockholders                         -                -            6,360
                                                                  -------------    -------------    -------------
      Net cash provided by (used in) financing activities               118,537          130,000        4,396,549
NET INCREASE (DECREASE) IN CASH                                         (96,866)           6,307          (12,394)
CASH AT BEGINNING OF PERIOD                                              98,336            2,589           13,864
                                                                  -------------    -------------    -------------
CASH AT END OF PERIOD                                             $       1,470    $       8,896    $       1,470
                                                                  =============    =============    =============


                          See accompanying notes to these unaudited financial statements.


                                                         3

                                          TECHNOLOGY VISIONS GROUP, INC.
                                           (A DEVELOPMENT-STAGE COMPANY)
                                       STATEMENTS OF CASH FLOWS - Continued
                                                    (UNAUDITED)


                                                                                                      Inception,
                                                                                                    from January 1,
                                                                    For the Six Month Periods        1995 through
                                                                           Ended June 30,              June 30,
                                                                       2005             2004             2005
                                                                  -------------    -------------    -------------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
--------------------------------
       Interest                                                   $         626    $         163    $     120,958
                                                                  =============    =============    =============
       Taxes                                                      $         800    $           -    $       8,276
                                                                  =============    =============    =============

Non-cash Financing Activities:
      Value of shares issued in connection
          with compensatory obligations                           $           -    $           -    $   2,537,522
                                                                  =============    =============    =============
      Value of stock issued for
          conversion of notes payable                             $           -    $           -    $   2,115,903
                                                                  =============    =============    =============
      Accrued interest converted to common stock                  $           -    $           -    $      53,473
                                                                  =============    =============    =============
      Value of shares paid to satisfy accounts payable            $           -    $           -    $     115,730
                                                                  =============    =============    =============
      Assets acquired through a capital lease                     $           -    $           -    $       7,126
                                                                  =============    =============    =============
      Value of shares issued for consulting services              $           -    $           -    $     685,410
                                                                  =============    =============    =============
      Value assigned to stock options issued for services         $       5,660    $       5,290    $     104,356
                                                                  =============    =============    =============
      Value of stock issued for licensing agreement               $           -    $           -    $      30,000
                                                                  =============    =============    =============
      Value of shares issued for settlement
          of convertible promissory  notes                        $           -    $           -    $     534,235
                                                                  =============    =============    =============
      Value of shares issued for settlement of litigation         $           -    $           -    $      51,250
                                                                  =============    =============    =============
      Value of stock issued in exchange for                       $           -    $           -    $      17,294
                                                                  =============    =============    =============
          note receivable
      Value of shares issued to satisfy accrued expenses          $           -    $           -    $      53,500
                                                                  =============    =============    =============
      Value of shares issued as additional
          consideration for loan                                  $           -    $           -    $      42,750
                                                                  =============    =============    =============
      Reduction of notes payable and accrued
          interest due to litigation                              $           -    $           -    $      60,000
                                                                  =============    =============    =============
      Satisfaction of notes receivable in
          exchange for services                                   $           -    $           -    $       8,334
                                                                  =============    =============    =============
      Value of stock issued for stock offering costs              $           -    $           -    $     151,022
                                                                  =============    =============    =============


                          See accompanying notes to these unaudited financial statements.


                                                         4

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements
--------------------------------------

The interim financial data as of June 30, 2005, and for the six months ended June 30, 2005 and 2004 are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2004, and the results of its operations for the six months and cash flows for the six months ended June 30, 2005 and 2004. These results are not necessarily indicative of the results expected for the year ending December 31, 2005. These financial statements and notes thereto do not reflect all disclosures necessary for preparation under accounting principles generally accepted in the United States. Refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. Prior to inception, the Company had losses accumulating to $6,961,050. The Company, has suffered losses accumulating to $19,198,999 through June 30, 2005. For the year ended December 31, 2004 and for the six months ended June 30, 2005, the Company incurred net losses of approximately $758,205 and $369,573, respectively, and as of June 30, 2005, had a stockholders' deficit and a working capital deficit of approximately $2,216,160 and $2,227,299, respectively. The Company is in arrears with certain of its payables and accrued liabilities. The Company requires additional funds to move into the marketing and commercialization of its technologies. No assurances can be given that the Company can manufacture its technologies on a large-scale basis or at a feasible cost. Further, no assurance can be given that any technology will receive market acceptance. The Company's ability to continue as a going concern is dependent upon obtaining the additional financing, restructuring and/or curing the defaults on its debt, and the successful marketing of its technologies. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to explore additional sources of working capital including borrowings, sales of securities, joint ventures and licensing of technologies. In April 2003, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital") in an effort to raise working capital (see Note 6). Management intends to use any funds raised to pursue the marketing and commercialization of its technologies. Management believes that the Company can raise adequate capital to keep the Company functioning at a minimum level of operation in the next fiscal year. Management is exploring ways to reduce its existing liabilities, including exchanging certain of its liabilities for shares of its common stock. There can be no assurance that management will be successful in its efforts to raise capital sufficient to fund its working capital requirements or to convert debts into common stock during the next twelve months.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


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

The Company completed the initial and intermediate testing and evaluation of its GMENT technology at the Department of Energy ("DOE") Idaho Falls site with the receipt of Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," published in April 2003 by the Idaho National Engineering and Environmental ("INEEL"). Confirmation of the test results using surrogate waste is now being done using actual radioactive waste. Therefore, there have been no expenditures during the six months ended June 30, 2005 and 2004 for research and development. The Company is moving into position to begin the marketing and commercialization phase of its development.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended June 30, 2005 and 2004:

                                                     2005             2004
                                                 ------------     ------------
  Basic and diluted net loss per share:
  Numerator:
        Net loss                                 $   (369,573)    $   (311,345)

  Denominator:
        Basic and diluted weighted average
        number of common shares outstanding        99,999,999       65,502,507

                                                 ------------     ------------
  Basic and diluted net loss per share           $      (0.00)    $      (0.00)
                                                 ============     ============

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

Incremental Shares
------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive as of June 30, 2005 consist of the following:

                                                    Number of Potential
                                                     Additional Common
                                                          Shares
                                                      --------------

Notes payable to related parties                          22,243,969
Options to purchase common stock                             800,000
Accrued officers' and directors' compensation             14,876,429
                                                      --------------
       Total incremental shares at June 30, 2005          37,920,398
                                                      ==============

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


Recent Accounting Pronouncements
--------------------------------

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods'financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

During the six months ended June 30, 2005 and 2004, the Company issued two of the officer's options for a total of 200,000 shares of the Company's common stock as part of their employment agreements. The Company recorded an expense of $5,660 and $4,940 for these options.

In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for six months ended June 30, 2005 and 2004 as follows:

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


                                                        2005            2004
                                                    -----------     -----------
Net loss - as reported                              $  (369,573)    $  (311,345)
Stock-based employee compensation expense,
     included in reported net loss, net of tax            5,660           4,940

Total stock-based employee compensation
     expense determined under fair-value-based
     method for all rewards, net of tax                  (8,800)         (8,200)

                                                    -----------     -----------
Pro forma net loss                                  $  (372,713)    $  (314,605)
                                                    ===========     ===========

Earnings per share:
     Basic and diluted, as reported                       (0.00)          (0.00)
     Basic and diluted, pro forma                         (0.00)          (0.00)


NOTE 3 - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consist of the following at June 30, 2005:

                                                        Principal     Accrued
            Notes                    Interest Rate       Balance      Interest
-------------------------------------------------------------------------------

Current Portion:
     Shareholders                      10% - 12%     $    279,250  $    272,200
     Officers                           8% - 10%          327,439       142,554

                                                     ------------  ------------
Total notes payable to related parties               $    606,689  $    414,754
                                                     ============  ============


Shareholders:
-------------

At March 31, 2004, the Company had an outstanding loan from a shareholder in the amount of $25,000. The note bears an interest rate of 10% per annum and was due on November 5, 1999. The noteholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price five days prior to the date of conversion. In November 2004, the principle of this note was converted into 408,163 shares of the Company's common stock. Accrued interest at June 30, 2005 was $14,062

On May 27, 1997, the Company entered into an installment loan agreement with an individual shareholder to borrow $300,000. As of December 31, 1998, the shareholder had advanced the Company $299,500 against the $300,000 loan agreement. The installment loan bears interest at 12% per annum and was due on May 27, 1999. The loan agreement provides for semi- annual interest payments of $17,920. The installment note is collateralized by the Company's rights, titles and patents, of the Company's technology known as "Polymer Encapsulation Technology." In November 2004, $20,250 of the principle of this note was converted into 330,612 shares of the Company's common stock. The balance at June 30, 2005 was $279,250. Accrued interest at June 30, 2005 was $256,637. As the Company is in default on the note, it has been classified as a current note payable.

In March 2003, the Company entered into a new agreement with a shareholder whereby the shareholder loaned the Company $10,000. The shareholder has the right to convert the unpaid principal and/or accrued interest at the price per share discounted by 20% of the average bid and ask price during the five day period prior to the date of conversion. This note matured on July 21, 2003. In November 2004, the principle of this note was converted into 163,265 shares of the Company's common stock. Accrued interest at June 30, 2005 was $1,500.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


Long-term - Officers:
---------------------

At December 31, 2001, the two officers had loans outstanding totaling $112,341 to the Company. Each note bears interest of 10% per annum and is due one year from the issuance date. The notes principal and accrued interest are convertible into common stock at prices ranging from $0.13 to $0.32 per share. During the fiscal year ended December 31, 2004, $5,000 was paid on one of these notes. At June 30, 2005, the total balance owing was $327,439 and the accrued interest was $142,554.

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

During 2000, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of the debts for a period of one year. The agreements with the officers have been extended to January 1, 2005. The officers shall be issued shares in lieu of the debt after merger with Sutura.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


Other Payable - Sutura:
-----------------------

During the quarter ended June 30, 2005, certain expenses of the Company were paid by Sutura, Inc. ("Sutura") in anticipation of the merger closing (see Note
8). The total amount paid was $118,537 and has been classified as other payable
- related party in the accompanying financial statements. There is no interest due on the amount due.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements
------------------------------------

On January 1, 2002, the Company entered into two employment agreements with its current officers. The agreements provide for annual salaries aggregating to $300,000, expire January 1, 2004, and provide for automatic annual renewals. On January 1, 2005, the agreements were renewed for another year. In addition to the salaries, the agreements grant each officer 100,000 non-qualified stock options per year. The stock options are to purchase shares of the Company's common stock at an exercise price of $0.05 per share, vest immediately, and expire in five years. A total of 200,000 option shares were granted to the officers during the quarter ended March 31, 2005 and 2004 and $5,660 and $4,940 was recorded as additional compensation based on the difference between the market price and the exercise price at the date of grant.

For the six month periods ended June 30, 2005 and 2004, the expense recorded under the agreements amounted to $150,000. In April 2002, the Board of Directors approved accruing interest on all unpaid salary beginning with salaries accrued in the year ending December 31, 2001, at 8% per annum and going forward. During the fiscal year ended December 31, 2004, $1,618,123 of accrued compensation was converted into 25,246,614 shares of the Company's common stock. Accrued officer's compensation unpaid at June 30, 2005 totaled $627,601, and accrued interest totaled $173,048. For the six month periods ended June 30, 2005 and 2004, interest expense was $20,906 and $26,815 respectively. The accrued compensation is convertible into common stock discounted 10% at $0.32 per share for compensation earned through 2000, and at $0.05, $0.12, and $0.07 per share in 2001, 2002 and 2003, respectively. During 2002, the officers entered into a standstill agreement with the Company in which they agreed to forebear any collection of this debt through January 1, 2005. The officers shall be issued shares in lieu of the debt after merger with Sutura.

Consulting Agreement
--------------------

In August 2004, the Company engaged Longenecker & Associates (L&A) to provide consulting services and advice to the Company on the introduction of its products to DOE and other government and commercial markets. The agreement calls for the Company to pay consultants $5,000 per quarter plus a 2% commission on the gross amount of any sales made by or as a result of contacts made by L&A. During the six months ended June 30, 2005 the Company paid $10,000 to L&A for their services.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


NOTE 5 - STOCKHOLDERS' DEFICIT

Common Stock Transactions During the Six Months Ended June 30, 2004
-------------------------------------------------------------------

In January 2004, the Company granted both officers an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share, as part of their employment agreement. These options were valued at $4,940 and were charged to officer's compensation during the six month period ended June 30,, 2004.

During the six month period ended June 30,, 2004, the Company issued 1,116,016 shares of its common stock to Fusion Capital under the Stock Purchase Agreement (see Note 6) for proceeds of $80,000 ranging from $0.064 to $0.093 per share. The shares were issued under the Company's SB-2 registration that became effective on July 16, 2003.

In April 2004, the Company issued 1,000,000 shares of the Company's common stock for $45,000 or $0.045 per share in a private placement intended to be exempt from registration under section 4(2) and or Regulation D of the Securities Act of 1933. Shares are generally sold at a 20% discount to closing prices based on an average prior to the sale.

Common Stock Transactions During the Six Months Ended June 30, 2005
-------------------------------------------------------------------

In January 2005, the Company granted both officers an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share, as part of their employment agreement. These options were valued at $5,660 and were charged to officer's compensation during the six month period ended June 30, 2005.

Stock Issuance Costs
--------------------

The Company capitalizes direct and incremental costs associated with raising cash from the issuance of equity capital, and such costs will be reported as a reduction to the proceeds received in the event the offering is successful. In the event the stock offering is unsuccessful, such costs will be expensed at the time known to management. Stock issuance costs are reported as a reduction of stockholders' deficit in the accompanying financial statements at June 30, 2005. During the six months ended June 30, 2005 and 2004, $0 and $4,037 was amortized due to the purchase of stock under the stock purchase agreement (See Note 6). The balance at June 30, 2005 was $131,892.

Non-Qualified Stock Option Plan
-------------------------------

From time to time, the Company issues non-qualified stock options. These options are generally granted to consultants for past services and are granted to noteholders in connection with financing agreements.

In 2000, the Company entered into a consulting agreement with an attorney. Under the terms of the agreement, the Company is to grant the attorney an option to purchase 50,000 common shares every six months in July and January. The options have an exercise price of 125% of the market price on the day of the grant and expire three years from the date of the grant. During the six month period ended June 30, 2004, the Company granted the attorney the option to purchase 50,000 shares of the Company's common stock. The Company valued these options using the fair value method and recorded legal expense of $350 based on the Black-Scholes option pricing model with the following assumptions:

            Risk-free interest rate                      3.25%
            Expected life                                3 years
            Expected volatility                          15%
            Dividend yield                               0%

In November 2004, the agreement with the attorney was terminated and all outstanding options were cancelled.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


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

During the year ended December 31, 2004, Fusion Capital purchased 5,312,094 shares of the Company's common stock for $290,000 as part of this agreement. In addition, Fusion loaned the Company $40,000 during the year ended December 31, 2004 against future purchases of shares under the Stock Purchase Agreement for a total amount loaned of $70,000. In November 2004, Fusion was issued 1,400,000 shares of the Company's common stock against the amounts loaned. As of June 30, 2005, there was no loans outstanding against future purchases of shares under this agreement.

As of June 30, 2005, a total of 7,083,532 shares have been purchased for a total of $380,000 under this agreement.

NOTE 7 - GAIN FROM SETTLEMENT OF DEBT

In January 2005, the Company entered into a settlement agreement with a vendor whereby the vendor agreed to accept $5,000 as full payment on the invoices outstanding, amounting $18,196. As a result, the Company recorded a gain on settlement of debt of $13,196.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)

NOTE 8 - PROPOSED MERGER WITH SUTURA, INC.

On December 29, 2004, the majority of the stockholders of the Company ("TVGR") approved the proposed merger of the Company with Sutura, Inc., ("Sutura") a Delaware corporation. In connection with the merger:

     o A twelve-for-1 reverse stock split will occur;

     o Substantially all of the debt held by the officers of the Company will either be discharged or converted into no more than approximately 39,000,000 shares of the Company's common stock immediately prior to the merger becoming effective (before taking into account the reverse stock split) assuming the merger is consummated on or before September 30, 2005;

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

     o Members of the management of Sutura will become directors and officers of TVGR, together with two of the company's existing officers and one director; and

     o Current TVGR management will receive no cash or equity consideration as a result of the merger; however TVGR's Chief Executive Officer and TVGR's Chief Operating Officer will enter into new employment agreements after the merger, and certain indebtedness owing to them will be converted into common stock.

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

The closing date of the merger is anticipated to by the end of the third quarter 2005; however there are no assurances that the merger will be completed as scheduled. The merger will be accounted for as a reverse merger acquisition of TVGR by Sutura and will result in a recapitalization of Sutura under purchase accounting.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for six months ended June 30, 2005.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


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

Bechtel recently issued an Engineering Design File (EDF) entitled, Grout Selection Criteria and Recommendation for the Operable Unit 7-13/14 In Situ Grouting Project dated December 2004. The EDF indicates that this project would not be going forward as planned until additional studies were completed requiring a Risk Assessment based on revised inventory and containment mobility data at the site. The time to complete this additional modeling is not known at this time.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


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

Results of Operations
---------------------

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
-------------------------------------------------------------------

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

Research and development costs were $0, for the quarters ended June 30, 2005 and 2004. No research projects were underway during the current quarter. Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," was published in April 2003 by INEEL. Once we received this report, it was determined that all the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site had been completed. Confirmation of the test results using surrogate waste is now being confirmed substituting actual radioactive waste. Therefore, there have been no expenditures during the three months ended June 30, 2005 and 2004 for research and development. From inception, research and development costs were $685,507. These costs have been recorded as net of reimbursements from subcontractors.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


General and administrative expenses were $184,727 in the current quarter compared to $122,470 in the comparable period last year. The increase is mainly due to an increase in consulting fees and legal fees from the proposed merger. Included in these amounts are salaries accrued for two officers in the amount of $75,000 for both periods, under the terms of their employment contracts. From inception, general and administrative expenses were $8,043,580 and the compensatory element of stock and stock options was $2,291,166.

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

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
-------------------------------------------------------------------------

Technology Visions has not had any revenues since inception (January 1, 1995) through June 30, 2005. Accordingly, Technology Visions has, and continues to be, a development-stage company. With any development-stage company of this nature, there are inherent risks, which may prohibit Technology Visions from reaching commercial viability. As with the development of any new technology, until a commercial product has been developed, purchased, and utilized by a third party, the efficacy of the product is in question and Technology Visions will continue to incur losses. Until completion of the final development of a technology and the commencement of sales, we will have no operating revenues but will continue to incur substantial expenses.

Research and development costs were $0, for the six months ended June 30, 2005 and 2004. No research projects were underway during the current quarter. Volume II of the "Final Results Report, In Situ Grout Technology for Application in Buried Transuranic Waste Sites," was published in April 2003 by INEEL. Once we received this report, it was determined that all the initial and intermediate testing and evaluation of its GMENT technology at the Idaho Falls site had been completed. Confirmation of the test results using surrogate waste is now being confirmed substituting actual radioactive waste. Therefore, there have been no expenditures during the six months ended June 30, 2005 and 2004 for research and development. From inception, research and development costs were $685,507. These costs have been recorded as net of reimbursements from subcontractors.

General and administrative expenses were $347,206 for the six months ended June 30, 2005 compared to $250,698 in the comparable period last year. The increase is mainly due to an increase in consulting fees and legal fees from the proposed merger. Included in these amounts are salaries accrued for two officers in the amount of $150,000 for both periods, under the terms of their employment contracts. The expense for compensatory element of stock options for the six months ended June 30, 2005 was $5,660 compared to $5,290 for the comparable period last year. From inception, general and administrative expenses were $8,043,580 and the compensatory element of stock and stock options was $2,291,166.

Liquidity and Capital Resources
-------------------------------

The Company continues to incur operating losses as a result of being a development-stage company. The Company had cash of approximately $1,470 at June 30, 2005.

For the six months ended June 30, 2005 and 2004, Technology Visions incurred net losses of $369,573 and $311,345, respectively. As of June 30, 2005, the Company had a stockholders' deficiency and a working capital deficiency of approximately $2,216,160 and $2,227,299, respectively. The Company is in arrears with certain of its payables and accrued liabilities. The Company requires additional funds to move into the marketing and commercialization of its technologies. From inception (January 1, 1995), Technology Visions has incurred net losses of $12,237,949. The report of Technology Visions' independent certified public accountants on the Company's December 31, 2004 financial statements notes that Technology Visions is a development-stage company with no revenues from its intended operations, has recurring losses and has a working capital deficiency and stockholders' deficiency at December 31, 2004 and these conditions raise substantial doubt about Technology Vision's ability to continue as a going concern.

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


Net cash used by operating activities was $207,155 compared to $123,049 for the six months ended June 30, 2005 and 2004, respectively, for an increase of $84,106. The increase is due to increased legal and consulting expenses from the proposed merger with Sutura.

During the six months ended June 30, 2005 and 2004, $8,248 and $644 was used in investing activities for the purchase of new computer equipment and furniture.

Net cash provided by financing activities was $118,537 for the current six months compared to $130,000 for the comparable period last year. Due to the pending merger with Sutura, no capital stock transactions were completed during the six months ended June 30, 2005. During the six months ended June 30, 2004, $45,000 was received from the sale of stock and $80,000 from the stock purchase agreement with Fusion Capital and notes payable used $5,000.

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

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


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

     (b)  Reports on Form 8-K
          -------------------

          None

                         TECHNOLOGY VISIONS GROUP, INC.
                          (A DEVELOPMENT-STAGE COMPANY)
                            June 30, 2005 (Unaudited)


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

                                     TECHNOLOGY VISIONS GROUP, INC.
                                     ------------------------------
                                              Registrant



Date: August 15, 2005                By: /s/   James B. Lahey
                                     -----------------------------------------
                                     James B. Lahey, Chief Executive Officer
                                     Chairman of the Board of Directors

Date: August 15, 2005                By: /s/  James A. Giansiracusa
                                     -----------------------------------------
                                     James A. Giansiracusa, Secretary
                                     Chief Financial Officer