Form 10QSB
period 2005-09-30
Sutura, Inc.
filed 2005-11-18
CIK 937814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                      to
Commission File Number: 000-25548
SUTURA, INC.
(formerly Technology Visions Group, Inc.)

(Name of small business issuer in its charter)

Delaware	84-1010269

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17080 Newhope Street
Fountain Valley, California 92078
(Address of principal executive offices)
Registrant’s telephone number, including area code: (714) 437-9801
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of class)
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
   At November 15, 2005, 185,417,009 shares of common stock were outstanding.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

SUTURA, INC.
INDEX TO FORM 10-QSB
SEPTEMBER 30, 2005

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2005
(Unaudited)

2,005
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$5,048,298
Accounts Receivable, Net	38,435
Inventory	194,836
Prepaid expenses	6,560

Total current assets	5,288,129

PROPERTY AND EQUIPMENT, net	540,571

DEPOSITS	111,283

Total assets	$5,939,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,718,510
Loan payable — officers	146,739
Customer deposits	1,170,975
Notes payable — officers	686,618
Notes payable	96,464
Convertible notes payable-net of beneficial conversion feature	11,536,023

Total current liabilities	18,355,329

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized; 185,417,246 shares issued and outstanding	185,417
Additional paid in capital	43,635,823
Accumulated deficit	(55,341,706)
Other comprehensive loss	(894,881)

Total stockholders’ deficit	(12,415,346)

$5,939,983

The accompanying notes are an integral part of these unaudited consolidated statements

1.

SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED SEPT	ENDED SEPT	ENDED SEPT	ENDED SEPT
	2005	2004	2005	2004
Net sales	$50,190	$913	$128,173	$27,237

Cost of goods sold	547,529	198,756	1,377,434	594,003

Gross loss	(497,339)	(197,843)	(1,249,261)	(566,766)

Operating expenses:
Depreciation and amortization	11,082	38,235	36,778	114,777
Research and development	177,589	51,497	369,896	144,700
General and administrative	3,323,750	1,123,250	4,566,398	2,703,728
Sales and marketing	471,668	219,385	895,548	492,722
Total operating expenses	3,984,089	1,432,366	5,868,619	3,455,927

Operating loss	(4,481,428)	(1,630,209)	(7,117,880)	(4,022,693)

Other Income (Expense)
Interest Income	1,090	—	2,104	—
Interest Expense	(314,441)	(172,582)	(951,137)	(407,988)
Beneficial conversion feature	(1,321,434)	(60,605)	(3,046,752)	(60,605)
Other Income (Expense)	303,657	522,677	5,287	448,774

Total other income (expense), net	(1,331,128)	289,490	(3,990,498)	(19,819)

Net loss	(5,812,556)	(1,340,719)	(11,108,378)	(4,042,511)

Other Comprehensive Gain (Loss)
Translation adjustment	(298,171)	(51,867)	60,153	36,283

Comprehensive Loss	$(6,110,727)	$(1,392,585)	$(11,048,225)	$(4,006,228)

*Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.07)	$(0.03)

*Basic and diluted weighted average shares outstanding	172,156,675	160,796,014	163,952,251	160,589,907

*	Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.
The accompanying notes are an integral part of these unaudited consolidated statements

2.

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS PERIODS ENDED SEPTEMBER 30 2005 AND 2004
(Unaudited)

	NINE MONTHS	NINE MONTHS
	ENDED SEPT	ENDED SEPT
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,108,378)	$(4,042,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237,117	361,774
Beneficial conversion feature	3,046,752	60,605
Common shares issued for services	—	60,900
Stock based compensation expenses- employees	2,125,097	793,440
Stock based compensation expenses- non employees	—	481,228
(Increase) decrease in current assets:
Accounts receivables	(38,435)	17,031
Inventory	(194,837)	—
Prepaid expenses	(72,716)	(53,066)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	445,683	(380,584)
Accrued payroll	(141,808)	572,306
Customer deposits	(3,317)	—

Total Adjustments	5,403,536	1,913,634

Net cash used for operating activities	(5,704,842)	(2,128,877)

CASH FLOWS INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(88,772)	15,180
Cash balance Tvgr Subsidiary	1,703	—
Total cash flow investing activities	(87,069)	15,180

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued	100,015	510,077
Proceeds from warrants issued	—	695,126
Proceeds from notes payable	10,500,000	6,431,979
Notes payables paid	(383,535)	(2,000,000)
Buy back of common stock	—	(375,000)

Net cash provided by financing activities	10,216,480	5,262,182

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	4,424,569	3,148,485

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	623,729	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$5,048,298	$3,148,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,347,648	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated statements

3.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the nine month period presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company’s December 31, 2004 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
On August 19, 2005, Sutura, Inc. merged with TVGR, a development stage public shell pursuant to the terms of that certain Agreement and Plan of Merger, dated November 22, 2004, by and between Sutura and the TVGR(the “Merger Transaction”). Pursuant to the Merger Transaction, the separate existence of Sutura ceased and TVGR continued as the surviving corporation under Delaware law and is vested with all of the collective, assets, liabilities, powers and privileges of both Registrant and Sutura. Further, as part of the Merger Transaction, the name of the Company was changed to Sutura, Inc. and the assets and operations of the Company in existence immediately prior to consummation of the Merger Transaction were placed into a wholly-owned subsidiary and are now be operated as a separate line of business. Pursuant to the Merger Transaction, the Company issued approximately 174,948,000 shares of common stock in the aggregate to the former shareholders of Sutura. The shareholders of Sutura will own approximately 95% of the combined company. Accordingly, merger has been accounted for as a recapitalization of Sutura and the historical financial statements are those of Sutura, Inc (accounting acquirer). The Company’s Certificate of Incorporation was amended to effect a 12 for 1 reverse stock split and to increase the authorized number of shares of its common stock from 100,000,000 to 500,000,000. No pro forma financial information is disclosed as the amounts are immaterial.
Sutura® is a medical device company that designs, develops, manufactures, and markets a family of patented suture mediated stitching devices for vascular closure. Sutura’s operations, to date, have consisted mainly of raising capital, research, development, and clinical testing of its SuperStitch vessel closure suturing devices, obtaining regulatory clearances and approvals in both the U.S. and Europe and limited manufacturing and sales. In March of 2005 the company started shipping limited quantities of it’s “as simple as 123” product to customers both in the USA and Europe. Sutura’s objective is to become the leader in medical devices for vascular suturing.
NOTE 2. PRINCIPALS OF CONSOLIDATION
The consolidated financial statements include the accounts of Sutura Inc. and its wholly owned subsidiaries Technology Visions, Inc., Sutura BV, Sutura SARL and Sutura GMBH. All significant intercompany accounts and transactions have been eliminated.
NOTE 3. RECENT PRONOUNCEMENTS
In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.
In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company’s second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial statements.

4.

NOTE 4. STOCK BASED COMPENSATION
The company accounts for the plans under the recognition and measurement principles of Accounting Principle Board (APB) Opinion No 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly compensation expense would be recorded on the date of grant of an option to an employee or member of the Board of Directors only if the market price of the underlying stock on the date of grant exceeds the exercise price.
The following table illustrates the effect on net income (loss) and net income(loss) per share if the compensation cost for the Company’s stock option grants had been determined based on the fair value at the grant dates for awards consistent with the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation. (“SFAS 123”):

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED SEPT	ENDED SEPT	ENDED SEPT	ENDED SEPT
	2005	2004	2005	2004
Net loss, as reported	$(5,812,556)	$(1,340,719)	$(11,108,378)	$(4,042,511)

Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(29,677)	(22,258)	(89,030)	(139,865)

Pro forma net loss	(5,842,232)	(1,362,976)	(11,197,409)	(4,182,376)

Basic and diluted weighted average shares outstanding	172,156,675	160,796,014	163,952,251	160,589,907

Basic and diluted as reported	$(0.03)	$(0.01)	$(0.07)	$(0.03)

Basic and diluted pro forma	(0.03)	(0.01)	(0.07)	(0.03)
NOTE 5. ACCOUNTS RECEIVABLE
The company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor’s compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. The company has provided allowance for bad debts in amounts of $51,000 for the period ended September 30, 2005.
NOTE 6. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. With the start up of manufacturing of the new design SuperStitch the Company added back to inventory and valorized at original cost all usable components for its current manufacturing plans. At the same time the Company established a reserve of $ 100,000 for potential obsolescence as further improvements to the design are planned. Inventories are comprised of the following:

September 30,
2005
Raw Materials/WIP	$243,284
Finished goods	51,552

Total inventory	294,836
Reserve for obsolescence	$(100,000)

Net inventory	$194,836

5.

NOTE 7. PROPERTY & EQUIPMENT
     Property & equipment consisted of the following:

September 30,
2005
Computers	$343,022
Office furniture and fixtures	580,109
Machinery & equipment	2,357,389

3,280,520
Less: Accumulated depreciation	(2,739,949)

$540,571

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES.
Accounts payable and accrued expenses consist of the following at

September 30,
2005
Accounts payable — trade creditors	$656,407
Accounts payable — legal and professional	990,948
Accrued expenses	275,367
Accrued compensation	2,590,119
Accrued interest payable	205,669

$4,718,510

NOTE 9. LOAN PAYABLE-OFFICERS
The Company has borrowed monies from two of its officers. The loans are payable on demand, interest free and are unsecured. The Company owes the officers the following amounts at:

September 30,
2005
$96,095
50,644

$146,739

NOTE 10. CUSTOMER DEPOSITS
In 2002, the Company entered into an option and distribution agreement with a distributor. Under the agreement, the Company received $1,250,000 as an advance payment which will be applied against distributor’s future purchases of products. There is a balance of $1,170,975 as of September 30, 2005.
NOTE 11. NOTES PAYABLE
In September 2005 the company paid back notes payables of $177,868 together with $25,667 in interest.
The Company has one note payable remaining as per follows:

September 30,
2005
Note payable with interest at 8% per annum, due and demandable on December 31, 2005.	$96,464

Interest expense for the three and nine month periods ended September 30, 2005 for this note amounted to $1,959 and $6,078 respectively. Interest expense for the three and six month periods ended September 30, 2004 amounted to $ 1958 and $6,083 respectively.

6.

NOTE 12. NOTES PAYABLE-OFFICERS
On July 17 the company paid $204,308 on behalf of one its officers and offset the payment against a $150,000 note payable to the officer as well as $28,500 accumulated interest on the note. The remainder of $25,808 was offset against other outstanding loans due to the officer.
On September 30 the notes payable to officers consisted of the following:

September 30,
2005
Note payable to officer payable on demand bearing interest rate of 8%, unsecured	$686,618

Interest expense for the three and nine month periods ended September 30, 2005 amounted to $ 13,732 and $ 41,197 respectively. Interest expense for the three and nine month periods ended September 30, 2004 amounted to $13,723 and $ 37,727 respectively.
NOTE 13. COVERTIBLE NOTES PAYABLE
In September of 2004, the company arranged a debt financing of $6,550,000 from Whitebox Advisors and related parties in exchange for the issuance of eighteen-month 12% convertible promissory notes and warrants. The performance of the notes is secured by all of the assets of the company. The notes and warrants have conversion rights based on a company valuation of $100 million and if all converted will increase the number of outstanding shares by approximately 28,888,000 shares. Interest expense for the three and nine month periods ended September 30, 2005 amounted to $196,500 and $589,500 respectively. Part of the proceeds were used to buy back $3,000,000 of convertible notes for which the company incurred interest expenses of $60,000 and $180,000 the three and nine month periods ended September 30, 2004 respectively.
On March 4, 2005, the Company and Fusion Capital Fund II, LLC entered into an agreement pursuant to which the company borrowed $500,000 in exchange for the issuance of an unsecured convertible promissory note and warrants to purchase shares of common stock. The note bears interest at 8% per annum and all outstanding amounts of principal and interest due there under are payable on March 4, 2006. The company has no right to prepay the amounts due under the promissory note. At its election, Fusion may convert, at any time, all or any portion of the outstanding amounts of principal and interest due under the note into shares of Company’s common stock at a conversation price equal to the lesser of (i) a price per share (on a fully-diluted basis) based on a $125 million valuation for the Company or (ii) in the event that Company’s common stock is at the time of conversion traded or listed on an exchange or market, then the lesser of (a) a price per share (on a fully-diluted basis) based on a $125 million valuation for the Company, (b) the average closing trading prices for the ten consecutive trading days prior to the date of the note, (c) the average closing sales prices for any successor’s common stock for the ten consecutive trading days beginning on the trading day immediately after consummation of any acquisition of the Company by such successor company or an initial public offering of such successor company and (d) the average of the closing sale prices for the common stock for the ten consecutive trading days prior to the second trading day immediately prior to the commencement of purchases of common stock of the successor company by Fusion pursuant to any stock purchase agreement between Fusion and such successor company.
As part of the issuance of the note to Fusion, the company also issued to Fusion a warrant to purchase that same number of shares that are determined to be issuable upon the full conversion of the note issued to Fusion. The exercise price for such shares under the warrant shall be at an amount equal to the conversion price determined for the note in accordance with the formula described above. Fusion may exercise its right to purchase the warrant shares until March 4, 2010.
If all of the Fusion notes are converted and all of the Fusion warrants exercised as of September 30, 2005, the outstanding number of shares of the company would have increased by approximately 2,544,000 shares. Interest expense for the three and nine months period ended September 30, 2005 amounted to $10,000 and $22,889 respectively.

7.

On March 24, 2005, the company entered into an agreement with Pandora Select Partners, L.P., Whitebox Hedged High Yield Partners, L.P., and Whitebox Intermarket Partners, L.P., pursuant to which the company borrowed an aggregate amount of $3,000,000.00 from such investors in exchange for the issuance of secured convertible promissory notes and warrants to purchase shares of common stock of the company. The notes bear interest at the annual rate of 8%. The Company is required to make aggregate quarterly interest payments on these notes on the last day of each of June, September and December 2005 and each of March, June and September 2006. Unless converted on or prior to September 30, 2006, the entire outstanding principal balance shall be due in a lump sum payment together with all then accrued, but unpaid interest. Each note holder may elect to convert its respective note into shares of common stock of the company at any time while any portion of the principal or interest is outstanding by providing written notice to the company. Additionally, as part of the transaction, the Whitebox parties to this financing were granted an option right to purchase up to an additional $2,000,000 of notes and $500,000 worth of warrants, which right is exercisable until the later of 180 days following the closing date of the initial funding of this transaction, or 120 days following the effective date of the proposed merger with TVGR.
As part of this second Whitebox financing transaction, the total number of warrant shares issuable to the note holders in the aggregate is determined by dividing $750,000 by the conversion rate determined using the same conversion rate formula used above for the convertible promissory notes in this transaction. If all of these notes were converted and all of these warrants exercised, then as of September 30, 2005, the outstanding number of shares of the company would have increased by approximately 6,925,000 shares. Interest expense for the three and nine months period ended September 30, 2005 amounted to $60,000 and $ 93,556 respectively.
On September 7, 2005, the Company completed the private placement of $7.0 million aggregate principal amount of secured convertible promissory notes and warrants to purchase an aggregate of 1,609,197 shares of the Company’s common stock, $0.001 per value, with certain affiliates of Whitebox Advisors, LLC and entered into a Purchase Agreement, Second Amended Security Agreement, Second Amended Patent and Trademark Security Agreement and a Second Amended Registration Rights Agreement with respect to the notes and Warrants. In the Registration Rights Agreement, we have agreed, among other things, for the benefit of the holders of the notes and Warrants and the shares of our common stock issuable upon conversion of the notes and exercise of the Warrants that we will at our expense:
•	File with the SEC, within 150 days after August 19, 2005, a shelf registration statement covering resales of those securities;

•	Cause the shelf registration statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”) within seven months of the Merger; and

•	Keep effective the shelf registration statement until the earliest of (i) the sale of all outstanding securities registered under the shelf registration statement; (ii) the expiration of the period referred to in Rule 144(k) of the Securities Act with respect to the shares of common stock issuable upon conversion of the notes or exercise of the Warrants and (iii) five years after the effective date of the shelf registration statement.
Further, in connection with the September 7, 2005 financing, the parties to the Prior Whitebox Financings entered into an agreement amending the secured convertible promissory notes and the warrants issued in the prior Whitebox Financings so that the total number of shares of Company’s common stock that may be acquired upon conversion of such notes or exercise of any such warrants shall be limited to the extent necessary to ensure that, following such conversion or exercise, the total number of shares of Registrant’s common stock owned by such party along with all other affiliates of Whitebox Advisors, LLC does not exceed 9.99%.
The notes issued in the third financing with the Whitebox affiliates bear interest at the annual rate of 8%. Interest only is payable in cash quarterly in arrears on the last day of each calendar quarter beginning September 30, 2005. Beginning on April 30, 2007, and on the last day of each month thereafter, through and including August 2008, the Company is required to make principal payments of $31,750 on these Notes. In lieu of making a cash payment of principal, and subject to the requirements set forth in the notes, the Company may pay the scheduled principal payment, or any portion thereof, by the issuance of shares of its Common Stock based on the per share value determined in accordance with the terms of the Notes. On September 7, 2008, the remaining outstanding principal balance of these Notes will be due and payable in a single lump sum together with all then-accrued, but unpaid interest. If all of these notes were converted and all of these warrants exercised, then as of September 30, 2005, the outstanding number of shares of the Company would have increased by approximately 9,525,000 shares.
Interest expense for the three and nine months period ended September 30, 2005 amounted to $35,778 and $ 35,778 respectively.

8.

Beneficial conversion feature.
The beneficial conversion feature of these notes and warrants, assuming a worst case scenario, amount to $6,550,000, $500,000, $325,479 and $ 1,730,639 respectively which the company will amortize over the term of the loans. In the three and nine months periods ended September 30, 2005 $1,321,434 and $3,046,752 was expensed respectively.
Summary of convertible notes payable at:

September 30,
2005
Whitebox 1	$6,550,000
Fusion Capital	500,000
Whitebox 2	3,000,000
Whitebox 3	7,000,000

17,050,000
Beneficial conversion feature	(5,513,977)

$11,536,023

NOTE 14. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income

9.

Comprehensive loss included net translation loss of $ 298,171 for the quarter ended September 30, 2005 and a translation gain of $60,153 for the nine months, respectively.
Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $894,881 as of September 30, 2005.
NOTE 15. SHAREHOLDERS EQUITY
On February 10 the Company sold 111,276 shares in a private placement at $.8988 per share for net proceeds of $100,016
On August 19 two convertible notes issued to officers for a total of $ 1,500,000 and $ 527,264 compounded interest were converted into equity and the company issued 15,140,318 shares to the officers.
On August 19, 2005, Sutura, Inc. merged with TVGR, a development stage public shell pursuant to the terms of that certain Agreement and Plan of Merger, dated November 22, 2004, by and between Sutura and the TVGR(the “Merger Transaction”). Pursuant to the Merger Transaction, the separate existence of Sutura ceased and TVGR continued as the surviving corporation under Delaware law and is vested with all of the collective, assets, liabilities, powers and privileges of both Registrant and Sutura. Further, as part of the Merger Transaction, the name of the Company was changed to Sutura, Inc. and the assets and operations of the Company in existence immediately prior to consummation of the Merger Transaction were placed into a wholly-owned subsidiary and are now be operated as a separate line of business. Pursuant to the Merger Transaction, the Company issued approximately 174,948,000 shares of common stock in the aggregate to the former shareholders of Sutura. The shareholders of Sutura will own approximately 95% of the combined company. Accordingly, merger has been accounted for as a recapitalization of Sutura and the historical financial statements are those of Sutura, Inc (accounting acquirer). The Company’s Certificate of Incorporation was amended to effect a 12 for 1 reverse stock split and to increase the authorized number of shares of its common stock from 100,000,000 to 500,000,000.
NOTE 16. STOCK OPTIONS
As a result of the merger with Technology Visions Inc the company reserved 66,667 options that were issued to officers of TVGR in the years 2002 through 2005 and 750,000 for shares reserved as part of the merger to be issued in lieu of salary to the same officers over the next 12 months.

	1999 Plan	2001 plan	TVGR	Total	Weighted price

OUTSTANDING, DECEMBER 2004	1,647,000	307,000		1,954,000	$2.34
Conversion to new shares	21.6956	21.6956		21.6956

OUTSTANDING, DECEMBER 2004	35,732,653	6,660,549		42,393,202	$0.1079

Granted in 2005	—	—	816,667	816,667	$0.6000
Cancelled in 2005	—	—	—	—
Exercised in 2005	—	—	—	—

OUTSTANDING, SEPTEMBER 2005	35,732,653	6,660,549	816,667	43,209,869	$0.1172

NOTE 17. WARRANTS
The following warrants were outstanding per the end of September:

	Total	Total	Price	Price
WARRANTS OUTSTANDING	Old	New	Old	New	Life

OUTSTANDING, DECEMBER 2004	290,932	6,311,944	$13.58	0.6259	4.50 Years

Granted in 2005	—	—	—	—	—
Cancelled in 2005	—	—	—	—	—
Exercised in 2005	—	—	—	—	—

OUTSTANDING, SEPTEMBER 2005	290,932	6,311,944	$13.58	0.6259	3.75 Years
NOTE 18. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2005, the Company had incurred cumulative losses of $56,236,587 (including comprehensive loss of $ 894,881) and net losses of $11,048,225 (including $ 60,153 of comprehensive gain) for the nine months period ended September 30, 2005.
In view of the matters described, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the

10.

Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2005, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and management of accounts payable.
NOTE 20. LEGAL PROCEEDINGS
On February 16, 2005, Millenium Holding Group, Inc. filed a complaint against Sutura alleging, among other things, that Sutura conspired with Fusion Capital, to breach the implied covenant of good faith and fair dealing in connection with the company’s termination of the merger agreement with Millenium. The company believes the claims referenced by Millenium in its complaint are without merit and intends to vigorously defend itself against all such allegations.
In January, the company and its CEO, Mr. Nobles, were named as defendants in a third party complaint by Camden Holding, Inc. In its complaint, Camden alleged that the company and Mr. Nobles conspired to interfere and intentionally interfered with Camden’s contractual relationship with Millenium. These allegations arise out of a dispute between Camden and Millenium concerning Millenium’s termination of its relationship with Camden. Millenium and it’s CEO, Mr. Richard Ham, are also named as defendants. In July, the complaint against Sutura and Mr. Nobles was dismissed.
On June 30, 2005 certain shareholders of Sutura filed two separate, but related, complaints in the Superior Court of the State of California, County of Orange - Central Justice Center. The first complaint, Case No. 05-CC00136, is a shareholder derivative complaint seeking, among other things, money damages and injunctive relief to prevent the consummation of the pending merger of Sutura with Technology Visions Group, Inc. The plaintiffs in this action are Synapse Fund I, LLC, a California limited liability company and Synapse Fund II, LLC, a California limited liability company in their capacities as shareholders of Sutura, Inc. The plaintiffs in this action filed with the court to seek a temporary restraining order which was rejected by the court, however the complaint remains pending before the court. The second complaint, Case No. 05-CC00137, seeks, among other things, to remove Messrs. Nobles and Ratering from their respective positions as directors of Sutura, to dissolve Sutura and for injunctive relief to prevent the consummation of the pending merger with Technology Visions Group, Inc. The plaintiffs in this action are Go Industries, Inc., a Florida corporation, Synapse Fund I, LLC, a California limited liability company, Synapse Fund II, LLC, a California limited liability company and 20 other shareholders of Sutura. The Board of Directors of Sutura has appointed a special litigation committee to review the claims made in the above referenced actions, and to report to the Board its findings and decisions. At this point in time, until the special litigation determines otherwise, the company intends to vigorously defend against the above actions.
NOTE 21. RECLASSIFICATION OF EXPENSES
Certain prior period expenses have been reclassified to conform to current period presentation.
NOTE 22. SUBSEQUENT EVENTS
On Nov. 1, 2005 the Company announced its intention to spin-off one of its proprietary suturing device products into a new company. The new company will be dedicated to the development and commercialization of a separate line of HeartStitch® suturing devices.

11.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of Sutura’s results of operations and financial condition should be read together with the audited consolidated financial statements of 2004. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this Information Statement.
     General
     On August 19, 2005, Sutura, Inc. was merged with TVGR, a development stage public shell pursuant to the terms of that certain Agreement and Plan of Merger, dated November 22, 2004, by and between Sutura and TVGR(the “Merger Transaction”). Pursuant to the Merger Transaction, the separate existence of Sutura ceased and TVGR continued as the surviving corporation under Delaware law and is vested with all of the collective, assets, liabilities, powers and privileges of both Registrant and Sutura. Further, as part of the Merger Transaction, the name of the Company was changed to Sutura, Inc. and the assets and operations of the Company in existence immediately prior to consummation of the Merger Transaction were placed into a wholly-owned subsidiary and are now being operated as a separate line of business. Pursuant to the Merger Transaction, the Company will issue approximately 174,948,000 shares of common stock in the aggregate to the former shareholders of Sutura and as result, the shareholders of Sutura will own approximately 95% of the combined company. Accordingly, the merger has been accounted for as a recapitalization of Sutura and the historical financial statements are those of Sutura, Inc (accounting acquirer).In addition pursuant to the agreement approximately 96 million shares of common stock will be reserved for issuance to persons holding rights to convert debt or to exercise options or warrants for shares of common stock of Sutura. Prior to consummation of the Merger Transaction, effective at 5:00 pm Eastern Time on August 19, 2005, the Company’s Certificate of Incorporation was amended to effect a 12 for 1 reverse stock split and to increase the authorized number of shares of its common stock from 100,000,000 to 500,000,000. No pro forma financial information is disclosed as the amounts are immaterial.
     Sutura is a medical device company that designs, develops, manufactures, and markets a family of patented suture mediated stitching devices for vascular closure. Sutura’s operations, to date, have consisted mainly of raising capital, research, development, and clinical testing of its SuperStitch vessel closure suturing devices, obtaining regulatory clearances and approvals in both the U.S. and Europe and limited manufacturing and sales. In March of 2005 the company started shipping limited quantities of it’s “as simple as 123” product to customers both in the USA and Europe.
     Sutura has not generated any pre-tax income to date and therefore has not paid any federal income taxes since inception. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.
     Sutura has incurred substantial losses during its years ended December 31, 2004 and 2003, has incurred losses each year since its inception, and has relied on investment capital and loans to fund its operations. During the last two fiscal years, Sutura was unable to obtain sufficient investment capital or loans to fund its operations and was forced to reduce the manufacture and marketing of its products to only a few accounts in Europe. During such time, Sutura was unable to pay certain notes payable as they came due and was required to renegotiate the terms of certain notes to extend the payment date. During the next twelve to eighteen months, Sutura will need to raise additional funds through issuance of debt and equity to support its planned operations and expansion as well as to retire the outstanding amount of principal and interest owed to its creditors.

12.

     There can be no assurance that Sutura will be successful in raising any such funds or, even if successful, raising any such funds on conditions and terms Further, failure to raise such funds on favorable terms could have a material adverse affect on the operations and financial condition of Sutura and the combined company following the Merger.
     Critical Accounting Policies and Estimates
     Sutura’s unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and management is required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which Sutura believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:
     Principles of consolidation
     The consolidated financial statements include the accounts of Sutura Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and disclosures made in the accompanying notes. Actual results could differ from those estimates.
     Foreign Currency Translation and Transactions
     Foreign assets and liabilities are translated using the period-end exchange rates. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses are accumulated as a separate component of shareholders’ equity.
     Revenue Recognition
     Revenue from sales of our products is recognized under the provisions of SAB No. 104, which is generally when products are shipped, title has transferred and risk of loss has passed. In the United States, Germany and France, Sutura sells its products directly to hospitals and clinics. Revenue is recognized upon shipment of products to customers, net of returns. In all other international markets, Sutura sells it products to international distributors, who subsequently resell the products to hospitals and clinics. Sutura has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor.
     Accounts Receivable
     We maintain an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor’s compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates.
     Inventories
     Inventories are valued at the lower of the actual cost or market (using “first-in, first-out” method). Cost includes materials, labor and production overhead. We periodically evaluate the carrying value of inventories and maintain an allowance for obsolescence to adjust the carrying value as necessary to the lower of cost or market.

13.

     Valuation of Long-Lived Assets
     Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue or otherwise productively support our business goals. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future business operations. In our estimate, no provision for impairment is currently required on any of our long-lived assets.
     Research and Development Costs
     All research and development costs are charged to operations as incurred.
     Stock-Based Compensation
     Sutura accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation”. Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the deemed fair value of Sutura’s shares over the employee’s exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.
     Sutura accounts for equity instruments issued to non-employees in accordance with the provisions of Financial Accounting Standards No 123, accounting for Stock-Based Compensation, and as amended by SFAS 148, and Emerging Issues Task Force Issue No 96-18, accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services.
     Debt with Stock Purchase Warrants and Beneficial Conversion Features
     The proceeds received from debt issued with stock purchase warrants is allocated between the debt and the warrants, based upon the relative fair values of the two securities and/or beneficial conversion features. Fair value of the debt element of the financial instrument is determined by discounting the future payments of principal and interest, and the balance of the proceeds is accounted for as additional paid in capital. The resulting debt discount is amortized to expense over the term of the debt instrument, using the effective interest method.
     Reclassification of expenses
     Certain prior period expenses have been reclassified to conform to current period presentation.
Financial Condition and Results of Operations for the three and nine months ended September 30, 2005 compared to three and nine months ended September 30, 2004
     Comparing the results of operations between the three and nine months periods ended September 30, 2005 and 2004, the most significant changes affecting operating results is the increase in overall activity as a result of the financing received since September of 2004 which allowed Sutura to complete design and testing of the “as simple as 123” SuperStitch and to restart its manufacturing line for the “as simple as 123” product . Total headcount for the Company increased from 9 per the end of June 2004 to 21 per the end of December 2004 to 36 per the end of June 2005 and 40 per the end of September. In September and October, after successful feedback from users, the company started hiring an experienced sales force and has a first group of six professionals that sell the products in the US market.
     Net Sales
     Net sales increased to $50,190 for the quarter and $ 128,173 for the nine month’s ended September 30, 2005, compared to $ 913 and $ 27,237 for the three and nine months ended September 30, 2004. Sales of the “as simple as 123” product in the quarter ended September 2005 were still limited by product availability and the time and training required in hiring marketing and sales staff. The company has now hired six new sales persons in the US and will add more in line with production capacity. In 2004 sales were limited as the company had decided to only supply the first generation product to some existing European accounts and discontinue its sales and marketing activities.

14.

     Cost of Sales
     Cost of sales is comprised of all costs to manufacture our products, including materials, labor and related overhead costs including warranty and service costs. Cost of sales increased 175 % to $547,529 for the three months period and 131% to $1,377,434 for the nine months ended September 2005 from $198,756 for the quarter and $ 594,003 for the nine months period last year. Total headcount in manufacturing increased from 7 per the end of December 2004 to 19 per the end of September 2005. Total payroll related expenses were $ 270,515 for the quarter and $739,495 for the 9 months period ended September 30, 2005 compared to $ 47,000 for the quarter and $ 135,000 for the 9 months period last year. Included in this quarters total is an expense for employee options benefit of $ 42,425 as the value of the shares per the end of the quarter triggered a revaluation of options issued in the past under a variable plan.
     Research and Development
     Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Headcount in R&D increased from 7 per the end of December 2004 to 8 per the end of September 2005. Research and development expenses increased by 244% to $177,589 in the quarter ended Sept,30 2005 from $51,497 in the quarter ended September 2004. In the quarter ending September 30 the company expensed $ 68,000 in components and product testing. The rest of the spending increase are payroll related. For the 9 months period expenses increased 174% to $ 369,896 compared to $ 144.700 last year. The increase is entirely the result of an increase in headcount and expenses to develop the “as simple as 123” product.
     Sales and Marketing
     Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our direct sales force, advertising costs and expenses related to trade shows, distributor support and seminars. Headcount in Sales and Marketing increased from 1 per the end of December 2004 and 5 per the end of June to 8 per the end of September. Sales and marketing expenses increased 115% to $471,668 in the quarter ended September 30, 2005 from $ 219,385 in the quarter ended September 2004. Included in this is $ 154,272 for stock based employee compensation as a consequence of options issued in the past under a variable plan. In the year ago quarter the company incurred $98,722 in non employee stock based compensation. The remainder of the increases are the result of US based marketing and sales activities which were initiated in 2005. Included in the expenses for the quarter are $33,000 trade show expenses, $ 60,000 in public relations $91,000 in US based payroll expenses, $ 40,000 in travel expenses, $ 11,000 in samples and $ 9,000 recruiting expenses. This compares to a year ago when we only had tradeshow expenses of $ 36,000 and no payroll expenses.
     For the nine month period expenses increased 82% to $ 895,548 from $ 492,722. Included in these expenses are $ 154,272 for stock based employee compensation in the period ending September 30, 2005 and $ 255,466 in employee and non employee stock based compensation for the same period last year. The remainder of the increase is as above the increase in payroll of $ 233,000 , travel $ 66,000 ,tradeshows $ 25,000, public relations $ 80,000 and increase in the general level of activity
     General and Administrative
     General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts. General and administrative expenses increased 195% to $ 3,323,750 in the quarter ended September 2005 from $ 1.123,250 in the quarter ended September 2004. In the quarter ended September 2005 Sutura incurred $ 1,928,000 in stock based compensation expenses for variable plan options whereas last year we incurred $ 141,691 for non employee stock based compensation. Excluded for these expenses total G&A for the quarter increased 42% to $ 1,395,750 from $ 981,559 the same period last year. In the quarter ended September 30 we incurred $ 700,000 in expenses for financial consulting fees in relation to our $7 million loan from Whitebox compared with $ 585,000 last year. Legal fees for the quarter were $ 360,000 compared to $ 135,000 last year.
     For the nine month period ended September 30, general and administrative expenses increased by 68% to $ 4,566,398 from $ 2,703,728 a year ago. Included in these numbers stock based compensation of $ 1,928,400 in the nine month period ended September 30, 2005 and $ 1,064,282 a year ago. Excluded for these expenses G&A increased by $ 998,552 for the nine months period. This increase is the result of a $ 70,000 increase in payroll, $ 444,000 increase in legal expenses, $ 150,000 paid for mainly legal bills on behalf of TVGR for which the company got compensation in additional shares for its shareholders, $ 35,000 in higher taxes and licenses and $ 280,000 in higher financing fees.
     Interest income/expense
     Interest expenses are paid on short-term convertible notes that the company has issued to finance its operations. Interest expenses for the quarter ended September 2005 increased by 82% to $314,441 compared to $172,582 in the quarter ended September 2004. The increase in interest is a direct consequence of higher borrowing levels at higher rates than a year ago. For the nine months

15.

period ended September 30 2005 total interest expenses increased 133% to $ 951,137 compared to $ 407,988 in the same period last year.
     Beneficial conversion feature
     The beneficial conversion feature of outstanding convertible notes and warrants, assuming a worst case scenario, amount to $6,550,000, $500,000, $325,479 and $1,730,639 respectively which the company will amortize over the terms of the loans. In the three and nine month period ended September 2005 $1,321,434 and $3,046,752 was expensed respectively compared with only $60,605 in the same periods last year.
     Liquidity and Capital Resources
     During the quarter ended September 2005 the Company used $2,726,197 of cash in operating activities and generated $7,000,000 from issuance of notes payable. On July 17 the company paid $ 204,308 on behalf of one its officers and offset the payment against a $ 150,000 note payable to the same officer as well as $ 28,500 accumulated interest on the note. The remainder of $ 25,808 was offset against other outstanding loans due to the officer. On August 19 two convertible notes issued to officers for a total of $ 1,500,000 and $ 527,264 compounded interest were converted into equity and the company issued 15,140,812 shares.
In September 2005 the company paid back notes payables of $ 177,868 together with $ 25,667 in interest.
The Company ended the period with a cash balance of $5,048,298.
ITEM 3. CONTROLS AND PROCEDURES
(a) As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer made an evaluation of the Company’s disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) of the Securities Exchange Act). Based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 under the Exchange Act, in their opinion, the disclosure controls and procedures are effective.
(b) During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On August 19, 2005, a Delaware corporation Sutura, Inc. (“Prior Sutura”) was merged with and into the Company, and the separate existence of Prior Sutura ceased. As a result of the merger, legal proceedings of Prior Sutura are now legal proceedings of the Company. Prior to the merger, on February 16, 2005, Millenium Holding Group, Inc. filed a complaint against Prior Sutura alleging, among other things, that Prior Sutura conspired with Fusion Capital, to breach the implied covenant of good faith and fair dealing in connection with its termination of a merger agreement with Millenium. The company believes the claims referenced by Millenium in its complaint are without merit and intends to vigorously defend itself against all such allegations.
     Also prior to the merger, on June 30, 2005, certain shareholders of Prior Sutura filed two separate, but related, complaints in the Superior Court of the State of California, County of Orange -Central Justice Center. The first complaint, Case No. 05-CC00136, is a shareholder derivative complaint seeking, among other things, money damages and injunctive relief to prevent the consummation of the then pending merger of Prior Sutura with the Company. The plaintiffs in this action are Synapse Fund I, LLC, a California limited liability company and Synapse Fund II, LLC, a California limited liability company in their capacities as shareholders of Sutura, Inc. The plaintiffs in this action filed with the court to seek a temporary restraining order which was rejected by the court, however the complaint remains pending before the court. The second complaint, Case No. 05-CC00137, seeks, among other things, to remove Messrs. Nobles and Ratering from their respective positions as directors of the Company, to dissolve the Company and for injunctive relief to prevent the consummation of the then pending merger with Technology Visions Group, Inc. The plaintiffs in this action are Go Industries, Inc., a Florida corporation, Synapse Fund I, LLC, a California limited liability company, Synapse Fund II, LLC, a California limited liability company and 20 other shareholders of Sutura. The Board of Directors of Sutura has appointed a special litigation committee to review the claims made in the above referenced actions, and to report to the Board its findings and decisions. At this point in time, until the special litigation determines otherwise, the company intends to vigorously defend against the above actions.

16.

ITEM 2. CHANGES IN SECURITIES
     See Item 7.01 of the Registrant’s Current Report on Form 8-K filed on August 19, 2005.
     See Item 3.02 of the Registrant’s Current Report on Form 8-K filed on September 13, 2005.
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

SUTURA, INC.

Registrant

Date: November 18, 2005	By:	/s/ Anthony Nobles

Anthony Nobles, President and Chief Executive Officer

Date: November 18, 2005	By:	/s/ Egbert Ratering

Egbert Ratering, Chief Financial Officer