Form 10KSB
period 2005-12-31
Sutura, Inc.
filed 2006-04-10
CIK 937814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number: 000-25548
SUTURA, INC.
(Name of small business issuer in its charter)

DELAWARE	84-1010269

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
17080 NEWHOPE STREET
FOUNTAIN VALLEY, CA 92708
(Address of principal executive offices) (Zip Code)
(714) 437-9801
(Issuer’s telephone number)
     Securities registered under section 12 (b) of the Exchange Act: None.
     Securities registered under section 12 (g) of the Exchange Act: Common stock, Par value $.001
Check whether the issuer is not required to file reports pursuant to Section 13or 15(d) of the Exchange Act.  ☐
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      YES ☑      NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES ☐       NO ☑
The issuer’s net sales for the most recent fiscal year were $ 238,915.
The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 15, 2006 was approximately $44,600,000.
As of March 15, 2006, the Registrant had 185,417,282 shares of its Common Stock, $0.001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (Check one):   YES ☐   NO ☑

SUTURA, INC.
ANNUAL REPORT ON FORM 10-KSB

	PART I

Item 1 .	Description of Business	2

Item 2 .	Description of Property	13

Item 3 .	Legal Proceedings	14

Item 4 .	Submission of Matters to a Vote of Security Holders	15

	PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	15

Item 6 .	Management’s Discussion and Analysis or Plan of Operation	16

Item 7.	Financial Statements	22

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22

Item 8A.	Controls and Procedures	23

Item 8b.	Other Information	23

	PART III

Item 9.	Directors and Executive Officers of the Registrant; Compliance with Section 16 (a) of the Securities Exchange Act of 1934; Code of ethics	23

Item 10.	Executive Compensation	25

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28

Item 12.	Certain Relationships and Related Transactions	32

Item 13.	Exhibits	35

Item 14.	Principal Accountant Fees and Services	37
Exhibit 3.3
Exhibit 3.4
Exhibit 3.5
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.26
Exhibit 10.27
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
FORWARD-LOOKING STATEMENTS
In this annual report, references to “Sutura,” “the Company,” “we,” “us,” and “our” refer to Sutura, Inc. and its subsidiaries.
This Form 10-KSB, as well as other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”), contain forward looking statements and information that are based upon beliefs of, and information currently available to, the Registrant’s management as well as estimates and assumptions made by the Company’s management. When used in the Filings the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Registrant’s industry, operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those in such forward-looking statements.
ITEM 1. DESCRIPTION OF BUSINESS
     The Company was incorporated in Delaware in 1985 under the name Orbit Technologies, Inc. The Company’s name was changed to Technology Visions Group, Inc. on December 22, 2000 and then changed again to Sutura, Inc. on August 19, 2005.
     On August 19, 2005, the Company was merged with a Delaware corporation also called Sutura, Inc. (“Prior Sutura”) pursuant to the terms of that certain Agreement and Plan of Merger, dated November 22, 2004, by and between the Company and Prior Sutura (the “Merger Transaction”). Pursuant to the Merger Transaction, the separate existence of Prior Sutura ceased and the Company continued as the surviving corporation under Delaware law. As part of the Merger Transaction, the name of the Company was changed to Sutura, Inc. Further, pursuant to the Merger Transaction, the Company issued 174,948,338 shares of common stock in the aggregate to the former stockholders of Prior Sutura and, as a result, the stockholders of Prior Sutura own approximately 95% of the Company. Accordingly, the merger has been accounted for as a recapitalization of Prior Sutura. In addition pursuant to the Merger Transaction approximately 96.0 million shares of the Company’s common stock have been reserved for issuance to persons holding rights to convert debt or to exercise options or warrants for shares of common stock of Prior Sutura.
Overview
     Sutura(R), Inc. is a medical device company that has developed a line of innovative, minimally invasive vascular suturing devices to suture the puncture created in vessels during open surgery and catheter-based procedures. Sutura’s strategy is to become the leader in the development, manufacturing and marketing of minimally invasive vascular suturing devices. Many fluoroscopically guided catheterization procedures rely on percutaneous access to the vascular system through a puncture in the vessel. Many open surgical procedures are performed directly through the arteriotomy or through a cannula. The majority of procedures lead to a diagnosis and therapeutic treatment of coronary artery disease. As part of a typical procedure, a physician inserts the SuperStitch either directly into the arteriotomy or through an introducer sheath or cannula into the vessel. Following performance of diagnostic or therapeutic treatments or open surgical intervention through the open arteriotomy, catheter sheath or cannula, the arteriotomy site or vascular tissue must be closed.
     Sutura’s SuperStitch(R) products allow physicians to close the arteriotomy or vascular tissue using fluoroscopic guidance while working through the catheter sheath introducer or cannula as well as direct visualization in an open setting. Development of the SuperStitch(R) technology began in 1994, and Sutura has been granted 14 patents with claims for its SuperStitch(R) technology. Sutura has additional patents on file domestically and internationally.
     Sutura meets the definition of a “Small Business Issuer” as such term is defined in Item 10 (a) of Regulation S-B under the

Securities Exchange Act of 1934, as amended. Sutura currently has 47 employees, and maintains its headquarters in Fountain Valley, California, in a 20,000 square foot facility. This facility is a QSR (Food and Drug Administration — Quality Systems Regulations) and ISO (International Standards Organization) certified freestanding facility with 2,000 square feet of cleanroom space and an additional 3,200 square feet convertible to cleanroom, if required. Sales offices (with warehouse space) of approximately 1,000 square feet each are leased in Amsterdam, the Netherlands and La Gaude, France to support sales and marketing efforts in Europe. “Sutura(R)” and “SuperStitch(R)” are registered trademarks.
Recent Developments
     Whitebox Amendment to Extend Note Maturity Dates
     The Company has entered into three separate financing transactions with Whitebox Advisors and its affiliated entities (“Whitebox”). In September of 2004, the Company entered into a convertible debt financing of $6,550,000 aggregate principal amount with Whitebox in exchange for the issuance of convertible secured promissory notes and warrants to purchase shares of the Company (“Whitebox I”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 12% and require interest payments to be made on a quarterly basis. Unless converted on or prior to March 19, 2006, the entire outstanding principal balance was to be due in a lump sum payment together with all then accrued, but unpaid interest. The notes, or any portion thereof, are convertible at the election of Whitebox into an aggregate of 14,464,644 shares of the Company’s common stock. The warrants issued as part of Whitebox I are exercisable for an aggregate 14,423,512 shares of the Company’s common stock at a per share exercise price of $0.45.
     In March of 2005, the company entered into a convertible debt financing of $3,000,000 aggregate principal amount with Whitebox in exchange for the issuance of convertible secured promissory notes and warrants to purchase shares of the Company (“Whitebox II”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis. Unless converted on or prior to September 18, 2006, the entire outstanding principal balance was to become due in a lump sum payment together with all then accrued, but unpaid interest. The notes, or any portion thereof, are convertible at the election of Whitebox based upon a conversion rate that is equal to the greater of (i) $150,000,000 divided by the total number of outstanding shares of the Company (on a fully diluted, as converted basis, but excluding any shares issuable pursuant to the Whitebox II notes or warrants) or (ii) the average closing bid price for the Company's common stock for the 20 trading days preceding the conversion notice. Based on the current number of outstanding shares of the Company, on a fully diluted, as converted basis, the notes are convertible at the election of Whitebox into an aggregate of 5,650,731 shares of the Company's common stock based on a conversion rate of $0.5309. The warrants issued as part of Whitebox II were exercisable for an aggregate 1,343,124 shares of the Company’s common stock at a per share exercise price of $0.88.
     In September of 2005, the company entered into a convertible debt financing of $7,000,000 aggregate principal amount with Whitebox in exchange for the issuance of convertible secured promissory notes and warrants to purchase shares of the Company (“Whitebox III”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis. Beginning on April 30, 2007, and on the last day of each month thereafter, through and including August 2008, the Company is required to make aggregate principal payments of $250,000 on the

Whitebox III notes. Further, subject to certain conditions, the Company has the right to prepay up to $99,250 of principal due under the Whitebox III notes on the last day of each month at any time prior to the maturity date by the issuance of its common stock. Unless converted on or prior to September 7, 2008, the unpaid and outstanding principal balance is due in a lump sum payment together with all then accrued, but unpaid interest. The notes, or any portion thereof, are convertible at the election of Whitebox into an aggregate number of shares of the Company’s common stock determined by dividing the outstanding principal amount due under the notes to be converted by the quotient arrived at by dividing $250,000,000 by an amount equal to the total number of outstanding shares of common stock of the company on fully diluted, as converted basis (but excluding the conversion or exercise of the notes or warrants issued as part of Whitebox III and excluding up to 13,500,000 options that may be issued pursuant to an option plan approved by the Company’s board of directors). Based on the current number of outstanding shares of the Company, on a fully diluted, as converted basis, the notes are convertible at the election of Whitebox into an aggregate of 7.911,023 shares of the Company’s common stock based on a conversion rate of $0.8848. The warrants issued as part of Whitebox III were exercisable for an aggregate 1,609,197 shares of the Company’s common stock at a per share exercise price of $0.87. Further, in connection with Whitebox III, Whitebox entered into an agreement amending the secured convertible promissory notes and the warrants issued in the Whitebox I and Whitebox II so that the total number of shares of Company’s common stock that may be acquired upon conversion of such notes or exercise of any such warrants shall be limited to the extent necessary to ensure that, following such conversion or exercise, the total number of shares of the Company’s common stock owned by Whitebox does not exceed 9.99% of the outstanding shares of the Company.
     On March 31, 2006, the Company and Whitebox entered into an agreement amending the notes and warrants issued in connection with Whitebox I, Whitebox II and Whitebox III, among other things, as follows:
–	The maturity dates on each of the Whitebox I and Whitebox II notes was extended until July 1, 2007.

–	The commencement of payments of principal due under the Whitebox III notes was extended from April 30, 2007 until July 1, 2007.

–	The per share exercise price of the warrants issued in connection with Whitebox II and Whitebox III was changed to $0.45.

–	The unpaid principal balance under the Whitebox I, Whitebox II and Whitebox III notes hereof from time to time outstanding shall bear interest at the rate of eight percent (8%) per annum if Maker raises $10 million or more in equity financing on or before July 31, 2006. Notwithstanding the preceding, if Maker raises at least $10 million in capital on or before July 31, 2006, but such capital consists of less than $10 million of equity financing, then commencing on September 18, 2006, as to the Whitebox II Notes, and September 7, 2007, as to the Whitebox III notes, the interest rates under such notes shall be nine percent (9%) per annum. Further, if Maker fails to raise $10 million of capital by July 31, 2006, then commencing on September 18, 2006 , as to the Whitebox II Notes, and September 7, 2007, as to the Whitebox III notes, the interest rate under such notes shall be twelve percent (12%) per annum.

—	The interest payments due on March 31, 2006 under the Whitebox I, Whitebox II and Whitebox III notes is deferred to July 31, 2006.

—	The Company will file a registration statement with the Securities and Exchange Commission on or before April 10, 2006 covering all of the securities issuable to Whitebox upon conversion of the notes or exercise of the warrants. If such registration statement is not filed within the required timeframe, the amendment will terminate and the notes and warrants will revert back to their original terms and provisions.
          Conversion of Fusion Capital Note
     On March 4, 2005, the Company and Fusion Capital Fund II, LLC entered into an agreement pursuant to which the Company borrowed $500,000 in exchange for the issuance of an unsecured convertible promissory note and warrants to purchase shares of common stock. The note bears interest at 8% per annum and all outstanding amounts of principal and interest due there under were payable on March 4, 2006. At its election, Fusion could convert, at any time, all or any portion of the outstanding amounts of principal and interest due under the note into shares of the Company’s common stock at a conversation price equal to the lesser of (i) a price per share (on a fully-diluted basis) based on a $125 million valuation for the Company or (ii) in the event that Company’s common stock is at the time of conversion traded or listed on an exchange or market, then the lesser of (a) a price per share (on a fully-diluted basis) based on a $125 million valuation for the Company, (b) the average closing trading prices for the ten consecutive trading days prior to the date of the note, (c) the average closing sales prices for any successor’s common stock for the ten consecutive trading days beginning on the trading day immediately after consummation of any acquisition of the Company by such successor company or an initial public offering of such successor.
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
On March 31, 2006, Fusion agreed to convert the principal balance of its note and all accrued but unpaid interest into 1,220,565 shares of the Company’s common stock. Accordingly, the warrant issued to Fusion will entitle it to purchase up to 1,220,565 shares of common stock at an exercise price of $0.4464 per share.
          Sutura, Inc. 2006 Stock Option Plan
     On January 6, 2006, the entire Board of Directors of the Company unanimously approved the Sutura, Inc. 2006 Stock Option Plan. The number of shares of the Company’s common stock subject to the plan may not exceed 20,000,000. The plan may be administered by the board of directors or by a committee thereof and permits the issuance of non-

qualified stock options to employees, officers, directors and consultants of the Company and incentive stock options only to employees of the Company. The plan has a term of 10 years and incentive stock options may not be issued under the plan unless the plan is approved by the stockholders of the Company on or before January 5, 2007. The board or committee administering the plan has broad authority to determine the amount and vesting terms of any option grant.
     On January 6, 2006 the entire Board of Directors also unanimously approved the issuance of non-qualified options to employees, directors and consultants of the Company to purchase 5,625,000 shares of the Company’s common stock pursuant to the plan. All of these options are subject to a four year vesting period whereby 25% of the granted options vest at the end of the first year following the grant date, and the remaining option amounts vest in equal quarterly installments over the next following three years.
SuperStitch Products
     Sutura believes that its SuperStitch products permit the definitive closure of the arteriotomy or vascular tissue sites following open surgical and fluoroscopically guided procedures. Further, the SuperStitch products provide sutured closure of the arteriotomy or vascular tissue site utilizing the existing catheter sheath introducer or cannula during fluoroscopically guided procedures and directly through the open arteriotomy during open surgical procedures. The SuperStitch products are designed for ease of use by physicians, to provide hemostasis between tissue planes.
     Within the United States the SuperStitch device has been cleared by FDA under section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDC Act”) for use in performing vascular stitching in general surgery, including endoscopic procedures. It is not intended for blind closure of an arteriotomy site. The SuperStitch device is designed for use with or without an access device (e.g., trocar sheath, or cannula), for use during minimally invasive surgical procedures, fluoroscopically guided procedures, or in an open setting. The SuperStitch is approved in the European Union and CE marked with the indication for use as follows: The SuperStitch is indicated for use in performing vascular stitching in general surgery, including endoscopic procedures. In the EU there is no requirement for the use of fluoroscopic guidance.
     The research and development of Sutura’s products is primarily performed under the direction of Anthony Nobles, CEO/President and Ben Brosch V.P. of Engineering and Research and Development. Sutura’s research and development staff have been focused on the current versions of the F6 and F8 SuperStitch product, which Sutura has just begun to market. Sutura’s engineers and their resources are focused to develop and improve existing product designs, to reduce cost and improve the manufacturability of these designs, and to develop advanced designs to be utilized in other applications.
     Sutura’s current products are:

     F5 SUPERSTITCH. Sutura has prototyped this product and expects this product to allow for sutured closure of smaller tissue sites. The F5 SuperStitch has not yet been cleared or approved and will require clearance and/ or approvals by both the FDA and European regulatory authorities prior to commercialization. Sutura expects to file the necessary regulatory filings in the US and Europe in Q2 , 2006.
     F8 & F6 SUPERSTITCH. Sutura released updated versions of the F6 & F8 SuperStitch products in the fourth quarter of 2005. The updated version incorporates the simple 3-step process as well as additional other features that Sutura believes will improve ease of use of the product.
     SUPERSTITCH GUIDEWIRE. Sutura recently released the guidewire version, of the SuperStitch which allows physicians to re-access a vessel during procedures by placing the sutures first and complete suturing the vessel after performing additional procedures if they choose. The guidewire version also enables physicians to use the SuperStitch on patients where they feel that maintaining access is more crucial. The Guidewire version of the F8 & F6 has received 510(k) clearance in the USA as well as the CE mark in Europe.
     F12 & F18 SUPERSTITCH. Sutura has prototyped and tested these products in cadavers and live tissue models and expects this product to address the growing market of abdominal aortic aneurysms as well as larger surgical applications. Sutura believes that this product will allow Sutura to set itself apart from its competitors by producing a product to close holes of these sizes. The F12 and F18 SuperStitch devices have not yet been cleared or approved and will require 510(k) clearance and/or PMA approval by FDA and approval by European regulatory authorities prior to commercialization. Sutura expects to file the necessary regulatory filings in the US and Europe in Q2, 2006.
     SUPERSTITCH ASD & SUPERSTITCH PFO. Sutura has prototyped these products and expects to begin testing in the first half of 2006. Sutura believes that these products represent a significant financial potential for Sutura and believes that the financial opportunity for these products will rival that of the F6 and F8 product line. The Company currently intends to develop, market and sell these products through a separate wholly-owned subsidiary which may be distributed to the Sutura stockholders at some time in the future. The ASD and PFO SuperStitch devices have not yet been cleared or approved and will require 510(k) clearance and/or PMA approval by FDA and approval by European regulatory authorities prior to commercialization.
     Within the United States the F8 & F6 SuperStitch devices have been cleared by FDA under section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDC Act”) for use in performing vascular stitching in general surgery, including endoscopic procedures. The devices are not intended for blind closure of an arteriotomy site. The SuperStitch devices are designed for use with or without an access device (e.g., trocar sheath, or cannula), for use during minimally invasive surgical procedures, fluoroscopically guided procedures, or in an open setting. The F8 & F6 SuperStitch devices are approved in the European Union and CE marked with the indication for use as follows: The SuperStitch is indicated for use in performing vascular stitching in general surgery, including endoscopic procedures. In the EU there is no requirement for the use of fluoroscopic guidance. Sutura has also met all of the registration requirements for selling the SuperStitch F8 & F6 devices in Australia. To date, Sutura has had limited sales of the F8 & F6 products in the U.S., Europe and Australia. Sutura is in the process of expanding its marketing and sales force to expand the marketing and sales of the F8 & F6 products in the U.S. and Europe.
Business Strategy
     Sutura’s strategy is to become the leader in the development, manufacturing and marketing of minimally invasive vascular suturing devices. The key steps in achieving this primary objective are the following:
—	Continue to develop features that make our products safe, easy to use and reliable.

—	Expand our product offering such that we have a solution for every potential need for suturing tissue.

—	Hire a direct sales force to introduce our products to potential customers, provide focused physician training in product use and to maintain close relationships for input regarding product performance and development plans.

—	Expand our international distribution through distributors that are willing to invest in local product specialists dedicated to our products.
Sales, Marketing and Distribution
     Sutura’s products are currently marketed to physicians for open surgical intervention and fluoroscopically guided procedures. In the third quarter of 2005 we commenced sales of our SuperStitch devices in the United States through our direct sales organization. As of December 31, 2005, our direct sales force consisted of approximately 7 employees.
     As part of our sales strategy, our sales force is clinically trained and is able to train physicians and other healthcare personnel on the use of our products. We also develop and maintain close working relationships with our customers to encourage input concerning our product development plans as well as to enable us to address customer needs.
     Sutura has been selling in the European market through its direct sales operation in France and its distribution partners in Italy, Spain Switzerland and Austria. Sutura intends to expand sales into Germany, Scandinavia and the U.K. and several other European countries in 2006. The Company distributes its products through an exclusive relationship with Getz Bros. & Co. Inc. in Australia, Japan and the rest of Asia. We have recently begun initial sales in parts of Asia and we expect to launch sales in Hong Kong and China during fiscal year 2006. The Company recently entered into an exclusive distribution relationship with The Lifemed Group Inc. to distribute our products in Canada. All efforts to expand sales of the SuperStitch devices in to new countries and territories will be subject to the Company obtaining all required regulatory approvals.

     In certain of our exclusive distribution relationships, we have accepted advance payments for products. The advance payments are offset against the sale of product to such distributors in the future. In particular, we have accepted advance payments of $1,250,000 from Getz Bros. & Co. Inc. To date, we have shipped only nominal amounts of product to Getz Bros. as an offset to the advance payments, but we expect shipments to increase in both frequency and amount in 2006. If the Distributor Agreements with Getz Bros. are subsequently terminated or expire pursuant to their terms, all advance payments that have not been offset by shipped product must be repaid at termination. If these agreements were terminated or expire with large balances remaining due as advance payment amounts, the requirement that we repay those amounts could have a material adverse effect on our business and financial operations.
Manufacturing
     Sutura currently manufactures, assembles, tests and packages its SuperStitch products at its facility in Fountain Valley, California. Sutura purchases certain components from various suppliers and relies on single-source suppliers for certain parts to its devices. To date, Sutura has not experienced any significant adverse effects resulting from shortages of components; however, future shortages or delays as Sutura scales up its activities in support of its sales in the U.S. and internationally could have a material adverse effect on Sutura’s business, financial condition and results of operations. Any problems encountered in manufacturing, scale-up or availability of parts could have a material adverse effect on our business, financial condition and results of operations.
     Sutura is required to register as a medical device manufacturer with the FDA and is subject to inspections by the FDA for compliance with good manufacturing practices and other applicable regulations. Additionally, in connection with its international sales, Sutura is also required to comply with various requirements and standards necessary to permit it to sell its products in other countries. All of these standards and practices require that Sutura maintain processes and documentation in a prescribed manner with respect to its manufacturing, testing and quality control activities relating to its products. Failure to achieve or maintain compliance with the applicable regulatory requirements or standards of the various regulatory agencies would have a material adverse effect on Sutura’s business, financial condition and results of operations.
Competition
     Competition in the marketplace for vascular suturing devices is intense, and Sutura expects competition to continue to increase in the future. Competition in the market includes conventional manual compression devices, mechanical compression devices, general surgical suturing systems, common suture and needle holder systems for open surgery, collagen plug devices and suture/staple devices. Many of Sutura’s competitors have substantially greater name recognition and/or financial resources than does Sutura, or have PMA approval from the FDA for more specific claims, all of which may provide a competitive advantage. Further, certain of Sutura’s competitors have greater financial resources and expertise in research and development, manufacturing, marketing and regulatory affairs than does Sutura. There can be no assurance that Sutura’s competitors will not be more effective in marketing and developing products than Sutura or that Sutura will be able to compete effectively against such competitors.
     The four principal competitive vascular sealing devices are:
–	The VasoSeal ® device, manufactured and marketed by Datascope Corp., seals the tissue tract by placing a dry collagen plug in the tissue tract adjacent to the puncture in the artery.

–	Angio-Seal ® device, sold by the Daig division of St. Jude Medical, Inc. and developed by Kensey Nash Corporation, seals the puncture site through the use of a collagen plug on the outside of the artery connected by a suture to a biodegradable anchor which is inserted into the artery.

–	The Closer™ device, sold by Perclose, Inc., a subsidiary of Abbott Laboratories, seals the puncture site through the use of a suture device that enables a physician to perform a minimally invasive replication of open surgery.

–	The StarClose™ device, sold by Perclose, Inc., a subsidiary of Abbott Laboratories, seals the tract above the puncture site through the use of a staple.
Patents and Proprietary Rights
     Sutura’s policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect its technology and inventions that are important to its business. Sutura has been granted fourteen patents with claims for its SuperStitch technology. Sutura has additional patents on file, both domestically and internationally.
     In 2002, Sutura received notice from Perclose, a division of Abbott Laboratories, that certain of its technologies infringe Perclose’s patents. Sutura believes that it does not infringe Perclose’s or any third-party’s patents and that it has a strong intellectual property position. Sutura has worked with its patent counsel and has obtained non-infringement opinions, including as to certain Perclose patents, and has engaged legal counsel to prepare additional non-infringement opinions. Sutura and its management take a very aggressive stance toward this intellectual property position and will use all available resources to protect our rights. Sutura believes that its intellectual property offers a barrier to competition and a competitive advantage compared to other products.
     Although Sutura has attempted to protect its technology through the filing of various patents, patents within the medical device industry are uncertain and involve complex and involving legal and factual questions. The coverage sought by Sutura in its patent applications either may be denied or significantly reduced, both before or after the patent is issued. Accordingly, there can be no assurance that any patent applications will result in the issuance of patents or that the patents issued to Sutura now or in the future will provide significant or even sufficient protection or commercial advantage. Further, there can be no assurance that Sutura will have the financial resources to defend its patents from infringement or claims of invalidity.
Government Regulation
     Sutura’s products are comprehensively regulated in the United States as “medical devices” by the FDA under the Federal Food, Drug and Cosmetic Act, (“FDC Act”) and implementing regulations and require pre-market clearance or approval by the Food and Drug Administration (“FDA”) prior to commercialization. Further, material changes or modifications to medical devices are also subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA also regulates the research, testing, manufacture, safety, labeling, storage, recordkeeping, advertising, distribution and production of medical devices in the U.S. Noncompliance with the applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, and criminal prosecution.
     Generally, before a new device can be introduced into the U.S. marketplace, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or approval of a pre-market approval (“PMA”) application. If a medical device manufacturer or distributor can establish that a device is “substantially equivalent” to a “predicate device” which is legally marketed as a class I or class II device or to a pre-amendment class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by submitting a 510(k) notification. A 510(k) notification may need to be supported by appropriate data, including clinical data, establishing the claim of substantial equivalence to the satisfaction of the FDA.
     After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. No law or regulation specifies the time limit by which the FDA must respond to a 510(k) notification. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it can take longer.
     If a manufacturer or distributor of a medical device cannot establish that a proposed device is substantially equivalent to a predicate device, the manufacturer or distributor must seek pre-market approval of the device through submission of a PMA application, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which impose elaborate testing, control, documentation and other quality assurance procedures.
     Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which typically takes one to three years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a “not approvable” determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee, typically a panel of clinicians, may be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision making process.
     If the FDA’s evaluation of the PMA application is favorable, the FDA often issues an “approvable letter” requiring the applicant’s agreement to specific conditions (e.g., changes in labeling) or specific additional information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include postapproval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval.
     Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.
     After a device is placed on the market, numerous postmarket regulatory requirements apply. These include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA).
     FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:
     o fines, injunctions, and civil penalties;
     o recall or seizure of products;
     o operating restrictions, partial suspension or total shutdown of production;
     o refusing requests for 510(k) clearance or PMA approval of new products;
     o withdrawing 510(k) clearance or PMA approvals already granted; and
     o criminal prosecution.
     On March 1, 2000, Sutura first received 510(k) clearance to market the F8 SuperStitch devices and subsequently received 510(k) clearance to market the F6 SuperStitch. We have made modifications to these devices, including the current devices, that we believe do not require new 510(k) clearance. There can be no assurance that the FDA would agree with any of our determinations not to seek such new clearance or that the FDA would not require us to submit a new 510(k) notice for any of the changes. If the FDA were to do so, we could be prohibited from marketing the modified devices until the FDA grants 510(k) clearance for the modified devices.
     The Company is also subject to compliance with the regulatory requirements of foreign countries in which it desires to sell its SuperStitch devices. Sutura has a CE mark permitting sale of the F8 & F6 products in Europe and has also met all of the registration requirements for selling the SuperStitch F8 & F6 devices in Australia. The regulatory requirements vary from country to country. Prior to commencing sales of the devices in countries other than the U.S., Australia and outside of Europe, we must first ensure that the device complies with all regulatory requirements of the applicable country.
Product Liability and Insurance
     Sutura’s business involves the risk of product liability claims. Although Sutura maintains product liability insurance, there can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance or coverage limits will be available on commercially reasonable terms or at all, each of which could have a material adverse effect on Sutura.
ITEM 2. DESCRIPTION OF PROPERTY
     Sutura currently leases its headquarters located at 17080 Newhope Street in Fountain Valley, California. This facility consists of approximately 20,000 square feet of space and is a QSR (Food and

Drug Administration — Quality Systems Regulations) and ISO (International Standards Organization) certified freestanding facility, with 2,000 square feet of cleanroom space and an additional 3,200 square feet convertible to cleanroom, if required. The term of the lease is for a period of ten years, commencing on August 1, 2004. The base rent is $26,000 month and is subject to adjustment on an annual basis by the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPIW (Urban Wage Earners and Clerical Workers) for Los Angeles, Riverside, Orange Counties). Additionally, the Company leases sales offices (with warehouse space) of approximately 1,000 square feet leased in each of Amsterdam, the Netherlands and La Gaude, France to support our sales and marketing efforts in Europe.
     We believe that our facilities are adequate for our needs for the foreseeable future and, in the opinion of the Company’s management, the properties are adequately covered by insurance.
ITEM 3. LEGAL PROCEEDINGS
     On February 16, 2005, Millenium Holding Group, Inc. filed a complaint against Prior Sutura in the United States District Court, District of Nevada, Case No. CV-S 05-0356-JCM-LRL, alleging, among other things, that Prior Sutura conspired with Fusion Capital, to breach the implied covenant of good faith and fair dealing in connection with its termination of a merger agreement with Millenium. The company believes the claims referenced by Millenium in its complaint are without merit.
     On June 30, 2005, certain stockholders of Prior Sutura filed two separate, but related, complaints in the Superior Court of the State of California, County of Orange -Central Justice Center. The first complaint, Case No. 05-CC00136, is a shareholder derivative complaint making various claims against Messrs. Nobles, Ratering and others seeking, among other things, money damages and injunctive relief to prevent the consummation of the then pending merger of Prior Sutura with the Company (the “derivative action”). The plaintiffs in this action are Synapse Fund I, LLC, a California limited liability company and Synapse Fund II, LLC, a California limited liability company in their capacities as stockholders of Prior Sutura, and now as stockholders of the Company. The plaintiffs in this action filed with the court to seek a temporary restraining order to prevent the merger of Prior Sutura and the Company which was rejected by the court, but the remainder of the complaint remains pending before the court.
     The second complaint, Case No. 05-CC00137, seeks, among other things, to remove Messrs. Nobles and Ratering from their respective positions as directors of the Company, to dissolve the Company and for injunctive relief to prevent the consummation of the then pending merger with Technology Visions Group, Inc. The plaintiffs in this action are Go Industries, Inc., a Florida corporation, Synapse Fund I, LLC, a California limited liability company, Synapse Fund II, LLC, a California limited liability company and 20 other stockholders of Sutura.

     The Board of Directors of Sutura appointed a Special Litigation Committee consisting of two independent directors to review the claims made in the above referenced derivative action, and to report to the Board its findings and decisions. On February 28, 2006, the Special Litigation Committee submitted its final report regarding the claims made in the derivative action and determined that such action brought by the Synapse entities would unlikely succeed on the merits and unlikely result in any net monetary recovery to the Company, is wholly opposed to the best interests of the Company, and that a motion to dismiss the derivative action should be filed.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders of Sutura during the fourth quarter of fiscal 2005.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET INFORMATION
     Since August 19, 2005, our common stock has been traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol “SUTU.” Prior to August 19, 2005, our common stock was traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol “TVGR.” The symbol change resulted from the change of the Company’s name at the time of its merger with Prior Sutura. Our stock is traded on a limited and sporadic basis.
     The reported high and low bid and asked prices for the common stock are shown below for the periods from January 1, 2004 through December 30, 2005. The prices presented are bid and ask prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices may not necessarily reflect actual transactions. The prices for fiscal year ended 31, 2005 give effect to a 12-for-1 reverse stock split as if it occurred on January 1, 2005.

	PERIOD	HIGH	LOW
Fiscal Year Ended December 31, 2004	First Quarter	$0.14	$0.05
	Second Quarter	$0.11	$0.05
	Third Quarter	$0.08	$0.05
	Fourth Quarter	$0.11	$0.03

Fiscal Year Ended December 31, 2005	First Quarter	$1.35	$0.60
	Second Quarter	$0.96	$0.42
	Third Quarter	$1.40	$0.48
	Fourth Quarter*	$0.99	$0.60

*	Through December 30, 2005

     As of December 30, 2005 there were approximately 403 stockholders of record of Sutura common stock.
     The transfer agent for the Company is North American Transfer Company, 147 W. Merrick Rd, Freeport, NY 11520-0331, Telephone, (516)379-8501
DIVIDENDS
     Sutura has not paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. We anticipate that any earnings generated from future operations will be used to finance our operations. No restrictions exist upon our ability to pay dividends.
RECENT SALES OF UNREGISTERED SECURITIES
     In January 2006 we issued options to purchase 5,625,000 shares of common stock at a price of $.30 per share to certain officers, directors, employees and consultants of our Company. The shares were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(2) and/or Regulation D thereof.
     On August 19, 2005, immediately prior to consummation of the Merger Transaction between the Company and Prior Sutura, The Company issued to James Lahey and James Giranciracusa 1,072,023 shares and 275,764 shares respectively, as payment for accrued but unpaid salary and repayment of the principal amounts and unpaid interest on outstanding notes owed to such persons. The shares were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(2) and/or Regulation D thereof.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of Sutura’s results of operations and financial condition should be read together with the audited consolidated financial statements and notes thereto and the other financial information included elsewhere in this Form 10K report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this Information Statement.
     General

     On August 19, 2005, Sutura, Inc. was merged with TVGR, a development stage public reporting company pursuant to the terms of that certain Agreement and Plan of Merger, dated November 22, 2004, by and between Sutura (“Prior Sutura”) and TVGR (the “Merger Transaction”). Pursuant to the Merger Transaction, the separate existence of Prior Sutura ceased and TVGR continued as the surviving corporation under Delaware law and is vested with all of the collective, assets, liabilities, powers and privileges of both Registrant and Sutura. Further, as part of the Merger Transaction, the name of the Company was changed to Sutura, Inc. and the assets and operations of the Company in existence immediately prior to consummation of the Merger Transaction were placed into a wholly-owned subsidiary and are now being operated as a separate line of business. Pursuant to the Merger Transaction, the Company issued 174,948,338 shares of common stock in the aggregate to the former stockholders of Sutura and as result, the stockholders of Prior Sutura own approximately 95% of the combined company. Accordingly, the merger has been accounted for as a recapitalization of Prior Sutura and the historical financial statements are those of Sutura, Inc (accounting acquirer). In addition pursuant to the Merger Transaction approximately 96.0 million shares of the Company’s common stock has been reserved for issuance to persons holding rights to convert debt or to exercise options or warrants for shares of common stock of Sutura. Prior to consummation of the Merger Transaction, effective at 5:00 pm Eastern Time on August 19, 2005, the Company’s Certificate of Incorporation was amended to affect a 12 for 1 reverse stock split and to increase the authorized number of shares of its common stock from 100,000,000 to 500,000,000. No pro forma financial information is disclosed as the amounts are immaterial.
     Sutura is a medical device company that designs, develops, manufactures, and markets a family of patented suture mediated stitching devices for vascular tissue approximation. Sutura’s operations, to date, have consisted mainly of raising capital, research, development, and clinical testing of its SuperStitch vascular suturing devices, obtaining regulatory clearances and approvals in both the U.S. and Europe and limited manufacturing and sales. In March of 2005 the company started shipping limited quantities of the French 6 version of it’s “as simple as 123” product to customers both in the USA and Europe.
     Sutura has not generated any pre-tax income to date and therefore has not paid any federal income taxes since inception. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.
     Sutura has incurred substantial losses during its years ended December 31, 2005 and 2004, has incurred losses each year since its inception, and has relied on investment capital and loans to fund its operations. During the next three months, Sutura will need to raise additional funds through issuance of debt and equity to support its planned operations and expansion.
     There can be no assurance that Sutura will be successful in raising any such funds or, even if successful, raising any such funds on conditions and terms favorable to Sutura. Further, failure to raise such funds on favorable terms could have a material adverse affect on the operations and financial condition of Sutura.
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
     Revenue Recognition
     Revenue from sales of our products is recognized under the provisions of SAB No. 104, which is generally when products are shipped, title has transferred and risk of loss has passed. In the United States, Germany and France, Sutura sells its products directly to hospitals and clinics. Revenue is recognized upon shipment of products to customers, net of returns. In all other international markets, Sutura sells it products to local distributors, who subsequently resell the products to hospitals and clinics. Sutura has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor.
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
Financial Condition and Results of Operations for the year ended December 31, 2005 compared to year ended December 31, 2004
     Comparing the results of operations between the year ended December 31, 2005 and 2004, the most significant changes affecting operating results is the increase in overall activity as a result of the financing received since September of 2004 which allowed Sutura to complete design and testing of the “as simple as 1 2 3” SuperStitch and to restart its manufacturing line for the “as simple as 1 2 3” product. Total headcount for the Company increased from 21 per the end of December 2004 to 47 per the end of December 2005. In September and October of 2005, after successful feedback from users, the company started hiring an experienced sales force and has a first group of seven professionals that sell the products in the US market.
     Net Sales
     Net sales increased to $110,742 for the quarter and $ 238,915 for the year ended December 31, 2005, compared to $ 1,344 and $ 28,581 for the quarter and year ended December 31, 2004. Sales of the “as simple as 1 2 3” product in the quarter ended December 2005 were still limited by product availability and the time and training required in hiring marketing and sales staff. The Company at the end of December 2005 had hired seven sales persons in the US and will add more in line with production capacity. In 2004 sales were limited as the Company had decided to only supply the first generation product to some existing European accounts and discontinue its sales and marketing activities.
     Cost of Sales
     Cost of sales is comprised of all costs to manufacture our products, including materials, labor and related overhead costs including warranty and service costs. Cost of sales increased 146% to $1,863,844 for the year ended December 2005 from $757,383 for year ended December 31, 2004. Total headcount in manufacturing increased from 7 per the end of December 2004 to 22 per the end of December 2005. Total payroll related expenses were $1,030,000 for the year ended

December 31, 2005 compared to $ 221,500 for year ended December 31, 2004. Inefficiencies on the early production runs because of low volumes and high component usage resulted in $ 278,000 in costs in excess of the standard cost of these products in the year ended December 31, 2005. Start up costs and scrapped components amounted to $66,000 in the year ended December 2005 from $10,000 for the year ended December 31, 2004. Tooling expense, general supplies and components for trial production amounted to $ 101,000 compared to no such expense in the year ended December 31, 2004.
     Stock based compensation.
     Sutura has a class of options that were issued in 1999 and 2000 and that have been repriced in 2001. As a consequence the company has to book the difference in the value of the options resulting from the difference in the value of the stock at the beginning versus the end of the period. In the year ended December 31, 2005, Sutura incurred a loss of $ 31,769 in stock based compensation expenses for variable plan options.
     Research and Development
     Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Headcount in R&D was 7 at the end of each of December 31, 2005 and 2004. Research and development expenses increased 122% to $477,880 in the year ended December, 31, 2005 from $214,835 in the year ended December 31, 2004. In the year ending December 31, 2005 the Company expensed $ 80,000 in components and product testing. The remaining increase of approximately $260,000 is related to an increase in payroll. For the year ended December 31, 2005 payroll related expenses increased 94% to $ 365,000 compared to $ 188,000 last year.
     General and Administrative
     General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts. General and administrative expenses increased 4% to $ 2,825,439 in the year ended December 31, 2005 from $ 2,709,571 in the year ended December 31, 2004. In the year ended December 31, 2005 we incurred $ 1,031,616 in legal expenses compared with $ 582,670 in 2005, or an increase in legal expenses of 77%. The Company further incurred $ 946,963 in finance consulting expenses of which $ 329,963 was expensed in 2005 compared with $ 593,000 expensed in 2004. As part of the merger with TVGR we paid on their behalf in the year ended December 31, 2005 $ 167,495 in mainly legal expenses whereas in 2004 we had no such expenses.
     Sales and Marketing
     Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our direct sales force, advertising costs and expenses related to trade shows, distributor support and seminars. Headcount in Sales and Marketing increased from 1 person at December 31, 2004 to 11 persons at December 31, 2005. Sales and marketing expenses increased 101% to $1,248,424 in the year ended December 31, 2005 from $ 620,386 in the year ended December 31, 2004. The increases are mainly the result of US based marketing and sales activities which were initiated in 2005. Included in the expenses for the year ended December 31, 2005 are $ 465,000 payroll related expenses,$99,000 trade show expenses, $ 104,000 in public relations, $136,000 in travel expenses, $ 16,000 in samples and $ 11,000 in physician training/workshop expenses. This compares to a year ago when we only had payroll expenses of $22,000 and tradeshow expenses of $ 59,000.
     Interest income/expense
     Interest expenses are paid on short-term convertible notes that the company has issued to finance its operations. Interest expenses for the year ended December 31, 2005 increased by 109% to $ 1,377,530 compared to $656,085 in the year ended December 31, 2004. The increase in interest is a direct consequence of higher borrowing levels than a year ago.
     Beneficial conversion feature
     The beneficial conversion feature of outstanding convertible notes and warrants, assuming a worst case scenario, amount to $6,550,000, $500,000, $325,479 and $1,730,639 respectively which the company will amortize over the terms of the loans. In the year ended 31, December 2005 $4,931,205 was expensed compared with $ 545,388 for the year ended December 31, 2004.
     Liquidity and Capital Resources
     During the year ended December 31, 2005 the Company used $8,318,909 of cash in operating activities and generated $10,500,000 net from issuance of notes payable. On July 17, 2005 the Company repaid a $150,000 note payable to Mr. Nobles as well as $28,500 accumulated interest on that note. The Company also paid $25,808 principal amount against $103,037 owing to Mr. Nobles for advances made by him to the Company. The remainder of $ 25,808 was offset against other outstanding loans due to the officer. In September 2005 the company paid back notes payables of $ 177,868 together with $25,667 in interest.
The Company ended the year with a cash balance of $2,317,003.
ITEM 7. FINANCIAL STATEMENTS
     The Company’s audited financial statements are listed in the Index to Financial Statements and included elsewhere herein as a part of this Annual Report on Form 10-KSB.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None .

ITEM 8A. CONTROLS AND PROCEDURES
     (a) As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer made an evaluation of the company’s disclosure controls and procedures (as defined in ss.240.13a-15 (e) or 240.15d-15(e) of the Securities Exchange Act). Based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 under the Exchange Act, in their opinion, the disclosure controls and procedures are effective.
     (b) During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 8B. OTHER INFORMATION
     None.
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; CODE OF ETHICS
     The Directors and executive officers of the Company at December 31, 2005, their ages, their titles, their years of employment with the Company, and their principal occupation for the last five years are as follows:
     Anthony Nobles, 41, has served as the Chief Executive Officer, President and Chairman of the Board of the Company since the consummation of the merger of the Company and Prior Sutura on August 19, 2005. Mr. Nobles co-founded Prior Sutura in 1996 with Mr. Ratering and served as Prior Sutura’s Chairman of the Board from the inception of Prior Sutura until consummation of the merger. He also served as Prior Sutura’s President and Chief Executive Officer since the inception of Prior Sutura until consummation of the merger, except for a brief period from January 2000 to October 2001 during which time he held the title of Chief Technology Officer. In addition, Mr. Nobles has founded other medical device companies with Mr. Ratering, for which he serves as an officer and director. He has been awarded various patents for medical devices for use in cardiovascular surgery, neurosurgery, obstetrics/gynecology, and vascular & general surgery.
     Egbert Ratering, 57, has served as the Chief Financial Officer, Executive Vice President and a director of the Company since the consummation of the merger of the Company and Prior Sutura on August 19, 2005. Mr. Ratering co-founded Prior Sutura in 1996 with Mr. Nobles. He served as a director of Prior Sutura and as Executive Vice President and Managing Director of Prior Sutura’s European subsidiaries since Prior Sutura’s inception until consummation of the merger, and served as Prior Sutura’s Chief Financial Officer from January, 2003 until consummation of the merger. In addition, Mr. Ratering has founded other medical device start-up companies with Mr. Nobles, for which he serves as an officer and director. Prior to co-founding Prior Sutura, Mr. Ratering was employed by Cordis Corporation, a JOHNSON-JOHNSON company from 1976 to 1996 and was responsible for worldwide manufacturing for Cordis from 1995 to 1996.
     John Crew, M.D., 71, has served as a director of the Company since the consummation of the merger of the Company and Prior Sutura August 19, 2005. Dr. Crew served as a director of Prior Sutura from September, 2002, until the consummation of the merger. Dr. Crew has been a practicing physician in the San Francisco/Daly City, California area since 1964. He is certified by the American Board of Surgery, Vascular and the American Registry of Diagnostic Medical Sonographers. Dr. Crew is currently serving as the Director of Cardiovascular Surgical Research for the San Francisco Heart Institute at Seton Medical Center in Daly City, California and as the Medical Director for the San Francisco Wound Care Center in Daly City, California. He has authored and co-authored numerous published articles on the vascular and cardiovascular related topics.
     Charles Terrell, Sr., 67, has served as a director of the Company since December 1, 2005. Charles Terrell is the former chairman of the Greater Dallas Crime Commission, the former chairman of the Texas Criminal Justice Department, and the former chairman of the Mayor’s Advisory Committee on Crime for Dallas, Texas. In 1987, he was appointed by the Governor of Texas to chair the Texas Department of Corrections, the second largest state prison system in the U.S., and the fifth largest prison system in the world. Currently, at the request of Dallas Mayor Laura Miller, Mr. Terrell is working with business leader Jack Hammack to organize the effort to “Make Dallas the Safest City in America” that has resulted in the formation of “Safer Dallas Better Dallas” of which Mr. Terrell is now the President. In 1969, he founded the Unimark Agencies, for which has served as the President since its inception. The Unimark Agencies operate in all phases of commercial insurance. Unimark operates as a retailer for special property and casualty programs for convenience stores, financial institutions, nursing homes, beverage companies, multi-family housing, real estate portfolios, hospitals and insurance programs to replace maintenance service agreements.
Audit Committee Financial Expert
     The Company recently merged with Prior Sutura which resulted in a change of the members of the Board of Directors and management of the Company. Egbert Ratering is the Company’s audit committee financial expert; however, Mr. Egbert is the Chief Financial Officer and is not independent of management. The Board is currently seeking to add members which are independent of management, including an individual who would qualify as an Audit Committee financial expert.
SECTION 16(a) — BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and information involving securities transactions of which the Company is aware, the Company is aware of officers, directors and holders of more than 10% of the outstanding common stock of the Company who failed to timely file reports required by Section 16 (a) of the Exchange Act during the year ended December 31, 2005. To the Company’s knowledge, to date, Anthony Nobles, Egbert Ratering, John Crew, M.D., Charles Terrell, Synapse Capital Fund and White box Advisors have not filed required Forms 3 or 5.
CODE OF ETHICS
     We have adopted a code of ethics that applies to our board of directors and a code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. These codes of ethics will be provided to any person without charge, upon request, by sending such request to us at our principal office. The Code of Ethics was most recently filed with the Company’s Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.
ITEM 10. EXECUTIVE COMPENSATION
Executive Employment Agreements
     NOBLES EMPLOYMENT AGREEMENT
     Mr. Nobles’ existing Employment Agreement with Sutura was assumed by the Company upon consummation of the Merger Transaction with Prior Sutura. Mr. Nobles is currently employed by the Company as its President, Chief Executive Officer and Chairman of the Board. The term of Mr. Nobles employment agreement extends from January 1, 2003 until December 31, 2007. Pursuant to his employment agreement, Mr. Nobles receives annual base salary of $250,000, subject to a minimum annual increase of no less than the increase in the average cost of living index. Mr. Nobles has founded, and for which he generally serves as an officer and director, various other medical device companies outside of the arterial vessel closure area. Mr. Nobles’ employment agreement requires that he devote at least 50% of his employable time, attention, skill and efforts to the faithful performance of his duties with Registrant. Mr. Nobles’ employment agreement specifically prohibits Mr. Nobles from participating in a business that competes with Registrant’s business during his employment.
     RATERING EMPLOYMENT AGREEMENT
     Mr. Ratering’s Employment Agreement with Sutura was assumed by the Company upon consummation of the Merger Transaction with Prior Sutura. Mr. Ratering is currently employed by Registrant as its Executive Vice President European Operations and serves as Registrant’s Chief Financial Officer. Mr. Ratering’s employment is at will and provides for an annual salary of Euro 120,000 approximately ($150,000 U.S. dollars) and an additional Euro 20,000 (approximately $25,000 U.S. dollars) in annual benefit allowance.

COMPENSATION
     The following table presents, for each of the last three fiscal years, the annual compensation earned by the chief executive officer and the most highly compensated executive officers of the Company for the three fiscal years ended December 31, 2005:

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION
					OTHER ANNUAL
NAME AND PRINCIPAL POSITION	YEAR	SALARY		BONUS	COMPENSATION
Anthony Nobles	2005	$92,877		$0	$3,250 (10)
Chief executive officer and President (1)

Egbert Ratering	2005	$54,000		$0	$5,400 (10)
Chief Financial Officer and Executive
Vice President (2)

James B. Lahey	2005	$145,000	(5) (8)
CEO, President (3)	2004	$150,000	(5) (6) (7)
	2003	$150,000	(5) (6) (7)

James A, Giansiracusa	2005	$145,000	(5) (9)
COO, CFO, Secretary (4)	2004	$150,000	(5) (6) (7)
	2003	$150,000	(5) (6) (7)

(1)	Mr. Nobles became an executive officer and employee of the Company on August 19, 2005 as a result of the merger of the Company with Prior Sutura. Accordingly, the table sets forth the compensation that Mr. Nobles received since becoming an executive officer of the Company. Mr. Nobles’ annual salary is $250,000. The amounts shown paid in 2005 reflects the amounts paid since becoming an officer on August 19, 2005 following the Merger Transaction with Prior Sutura.

(2)	Mr. Ratering became an executive officer and employee of the Company on August 19, 2005 as a result of the merger of the Company with Prior Sutura. Accordingly, the table sets forth the compensation that Mr. Ratering received since becoming an executive officer of the Company. Mr. Ratering’s annual salary is Euro 120,000, which is approximately U.S. $150,000. The amounts shown paid in 2005 reflects the amounts paid since becoming an officer on August 19, 2005 following the Merger Transaction with Prior Sutura.

(3)	Mr. Lahey served as the Chief Executive Officer and President of the Company for 2003, 2004 and from January 1, 2005 until consummation of the merger of the Company and prior Sutura. August 19, 2005. After August 19, 2005, he has served as the Chief Executive Officer and President of Technology Visions, Inc., a subsidiary of the Company.

(4)	Mr. Gianciracusa served as the Chief Operations Officer and Chief Financial Officer of the Company for 2003, 2004 and from January 1, 2005 until consummation of the merger of the Company and prior Sutura. August 19, 2005. After August 19, 2005, he has served as the Chief Operations Officer and Chief Financial Officer of Technology Visions, Inc., a subsidiary of the Company.

(5)	While serving as Executive Officers of Sutura, Mr. Lahey and Mr. Giansiracusa had agreed to defer their compensation in favor of the company’s operations and progress. As described in note 9 below, accrued but unpaid salary, debt and interest was converted into common stock. Since August 19, 2006, each of Messrs. Lahey and Gianciracusa has received cash compensation as employees of the subsidiary based on an annual salary of $125,000.

(6)	In October 2004, $228,049 of accrued but unpaid salary in favor of Mr. Lahey was converted into 4,560,988 shares of common stock (pre 12-for-1 reverse stock split) of the Company and $293,049 of accrued but unpaid salary of Mr. Giansiracusa was converted into 5,860,988 (pre 12-for-1 reverse stock split) shares of common stock of the Company. The accrued but unpaid salary was converted in common stock at the rate of $0.05 per share, reflecting the average of the trading price of the common stock for the ten day period from October 11, 2004 through October 22, 2004.

(7)	As of December 31, 2004, $548,512 of accrued but unpaid salary in favor of Mr. Lahey was converted into 7,412,319 (pre 12-for-1 reverse stock split) shares of common stock of the Company. As of December 29, 2004, $548,512 of accrued but unpaid salary in favor of Mr. Giansiracusa was converted into 7,412,319 (pre 12-for-1 reverse stock split) shares of common stock of the company. The accrued but unpaid salary was converted in common stock at the rate of $0.074 per share, reflecting the average of the trading price of the common stock for the ten day period of November 23, 2004 through December 7, 2004, reflecting the price of the common stock following the initial announcement of the Merger.

(8)	As of August 19, 2005, the closing date of the merger of the Company and Prior Sutura, $531,102 of accrued but unpaid salary in favor of Mr. Lahey was converted into 598,088 shares of common stock of the Company. The accrued but unpaid salary was converted in common stock at the rate of $0.888 per share. All compensation due Mr. Lahey prior to August 19, 2005 was converted to shares of common stock of the Company. Mr. Lahey has received $45,138 of cash compensation in 2005 as an employee of the subsidiary.

(9)	As of August 19, 2005, the closing date of the merger of the Company and Prior Sutura, $192,196 of accrued but unpaid salary in favor of Mr. Gianciracusa was converted into 216,437 shares of common stock of the Company. The accrued but unpaid salary was converted in common stock at the rate of $0.888 per share. All compensation due Mr. Gianciracusa prior to August 19, 2005 was converted to shares of common stock of the Company. Mr.

Gianciracusa has received $ 45, 138 of cash compensation in 2005 as an employee of the subsidiary.

(10)	These amounts represent automobile allowances from August 19 through December 31, 2005.
COMPENSATION OF DIRECTORS
     Outside non-officer directors receive $500 for each director’s meeting physically attended, plus out-of-pocket expenses incurred in connection with attending these meetings.
     The compensation of officers and directors is subject to review and adjustment from time to time by the Board of Directors. From time to time, the Company has granted options to its directors.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Information with respect to beneficial ownership has been furnished for each director, executive officer or beneficial owner of more than 5% of Registrant’s common. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of March 31, 2006 are deemed outstanding for purposes of computing such person’s percentage ownership, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership including the number and percentage of shares owned is determined in accordance with Rule 13d-3 and 13d-5 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is generally determined by voting power and/or investment power with respect to securities. The percentage of beneficial ownership is based on 185,417,282 shares of common stock outstanding as of March 15, 2006.
     Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Sutura, Inc., 17080 Newhope Street, Fountain Valley, California 92708.

COMMON STOCK BENEFICIAL OWNERSHIP TABLE
	NUMBER OF	PERCENTAGE OF
	SUTURA SHARES	SUTURA SHARES
NAME AND ADDRESS OF	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	HELD	OWNED

5% STOCKHOLDERS:
Anthony Nobles (1)	101,138,381	54.55%
Egbert Ratering (2)	97,944,181	52.82%
Grootkasteel, B.V.	68,040,874	36.70%
Go Industries, Inc.	13,494,664	7.28%
Alfred Novak (3)	14,969,968	8.07%
Synapse Capital Fund (4)	24,845,368	13.40%
Whitebox (5)	45,402,231	24.49%

EXECUTIVE OFFICERS & DIRECTORS
Anthony Nobles	101,138,381	54.55%
Egbert Ratering	97,944,181	52.82%
John Crew, MD (6)	759,346	*
Charles Terrell, Sr.	108,478	*

All directors & officers as a group(7)	131,909,512	71.14%

(1)	Includes 9,687,954 shares of Registrant held by Anthony Nobles; 6,508,680 shares of Registrant held by The Anthony Nobles Family Limited Partnership; 86,783 shares of Registrant held by Rhonda Nobles; 68,040,874 shares of Registrant held by Grootkasteel B.V.; and 16,814,090 shares of Registrant issuable upon the exercise of options held by Anthony Nobles. Anthony Nobles is an officer and director of Grootkasteel B.V. and holds the power to vote all shares held by The Anthony Nobles Family Limited Partnership. Rhonda Nobles is the spouse of Mr. Nobles.

(2)	Includes 16,343,557 shares of Registrant held by Egbert Ratering; 2,169,560 shares of Registrant held by Franck Ratering; 2,169,560 shares of Registrant held by Alex Ratering; 2,169,560 shares of Registrant held by Harry Ratering; 68,040,874 shares of Registrant held by Grootkasteel B.V.; and 7,051,070 shares of Registrant issuable upon conversion of options held by Egbert Ratering. Egbert Ratering is an officer and director of Grootkasteel B.V. Franck Ratering, Alex Ratering and Harry Ratering are members of Mr. Ratering’s immediate family.

(3)	Includes 13,494,664 shares of Registrant held by Go Industries, Inc.; 21,696 shares of Registrant held by Irwin Novak; 43,392 shares of Registrant held by Jessica Novak; 21,696 shares of Registrant held by Judi Novak; 43,392 shares of registrant held by Ryan Powell; 43,392 shares of Registrant held by Taylor Powell; and 1,301,736 of Registrant shares issuable upon exercise of options held by Alfred Novak. Alfred Novak holds a controlling interest in Go Industries, Inc. Irwin, Jessica and Judi Novak and Ryan and Taylor Powell are members of Mr. Novak’s immediate family.

(4)	Includes 10,253,124 shares of Registrant issued to Synapse Fund I LLC and 14,592,244 shares of Registrant issued to Synapse Fund

II LLC. Synapse Capital Fund is the managing member of both Synapse Fund I and Synapse Fund II.

(5)	Includes all shares of Registrant beneficially owned by Pandora Select Partners L.P., a British Virgin Islands limited partnership; Whitebox Hedged High Yield L.P., a British Virgin Islands limited partnership; Whitebox Convertible Arbitrage Partners L.P. a British Virgin Islands limited partnership; Gary S. Kohler and Scot W. Malloy. The number of shares is subject to adjustment based on various factors, including the trading price of the combined company following the Merger.

(6)	Includes 650,868 shares of Registrant issuable upon exercise of options and 108,478 shares of Registrant issuable upon the exercise of warrants.

(7)	Calculation includes all shares of Registrant beneficially owned by Anthony Nobles (as indicated in footnote 1 above); plus all shares of Registrant beneficially owned by Egbert Ratering (as indicated in footnote 2 above) less shares of Registrant held by Grootkasteel B.V. which were included once in the calculation of the Nobles shares; plus all shares of Registrant beneficially owned by John Crew, MD (as indicated in footnote 6 above) and Charles Terrell, Sr.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
     On January 6, 2006, the entire Board of Directors of the Company unanimously approved the Sutura, Inc. 2006 Stock Option Plan. The number of shares of the Company’s common stock subject to the plan may not exceed 20,000,000. The plan may be administered by the board of directors or by a committee thereof and permits the issuance of nonqualified stock options to employees, officers, directors and consultants of the Company and incentive stock options only to employees of the Company. The plan has a term of 10 years and incentive stock options may not be issued under the plan unless the plan is approved by the stockholders of the Company on or before January 5, 2007. The board or a committee administering the plan has broad authority to determine the amount and vesting terms of any option grant. On January 6, 2006, the board authorized the issuance of 5,625,000 options to employees, directors and consultants. These grants vest 25% following one year of service, and then in equal quarterly installments during the next three years of service.
     All option plans of the Company which existed immediately prior to the Merger Transaction with Prior Sutura have been terminated and all options issued there under were exercised. Further, pursuant to the Merger Transaction, the Company assumed all of Prior Sutura’s outstanding options and warrants. The following table represents the number of shares issuable upon exercise and reserved for future issuance under these plans as of December 31, 2005.

			Number of
			Securities to be
			issued upon	Weighted-average	Number of securities
			exercise of	exercise price of	remaining available
			outstanding	outstanding	for future issuance
			options, warrants	options, warrants	under equity
			and rights	and rights	compensation plans
Plan Category	Name of plan		a	b	c
Equity compensation	Sutura 1999 option plan	1	34,615,337	0.077	0
plans approved by	Sutura 2001 option plan	1	6,595,469	0.230	0
security holders	TVGR option plan	2	566,667	0.600	0

Equity compensation	Sutura 2003 options	3	1,084,780	0.230
plans not approved by	Sutura 2004 warrants	4	1,735,648	0. 626
security holders	Sutura 2004 warrants	5	2,255,174	0.626
	Sutura 2004 warrants	6	2,321,129	0.626
	Sutura 2006 option plan		5,625,00	0.350	14,375,000
1:Represents 41,210,806 option shares available under the option plans of Prior Sutura that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. There are no additional shares available for issuance.
2:Represents 566,667 option shares available under the option plans of TVGR before the merger of the Company and Prior Sutura on August 19, 2005. There are no additional shares available for issuance as those plans were frozen on the effective date of the Merger Transaction with Prior Sutura.
3:Represents options issued to consultants having provided investor relations services for Prior Sutura during 2003 that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005.
4:Represents warrants issued to management of Prior Sutura in 2004 that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. The warrants are exercisable for a period of 5 years.
5:Represents warrants issued to consultants having provided investor relations, legal, marketing and administrative services for us during 2004 that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The Company, as successor to Prior Sutura, currently owes Mr. Ratering, an officer and director of Registrant, the principal amounts of $393,000 and $293,618 pursuant to two promissory notes, each bearing simple interest at 8% and each becoming due and payable on December 31, 2006. These promissory Notes were assumed by the Company upon consummation of the Merger Transaction. The accrued interest on such notes as of December 31, 2005 was approximately $85,000 and $86,000 respectively.
     The Company, as successor to Prior Sutura, currently owes Gauss N.V. the principal amount of €80,000 (approximately $100,000 U.S. Dollars) pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2006. This promissory Note was assumed by the Company upon consummation of the Merger Transaction. The accrued interest on the note as of December 31, 2005 was approximately €23,000 (approximately $28,000 U.S. Dollars). Gauss N.V. is jointly owned by Mr. Ratering and Mr. Nobles.
     Mr. Ratering converted the principal amount of an 8% promissory note, plus accrued but unpaid interest, into shares of Sutura’s common stock effective immediately prior to consummation of the Merger Transaction. The principal amount of such note was $1.0 million and the unpaid accrued interest as of August 19, 2005 was approximately $387,000. The principal amount and unpaid accrued interest on the note converted into 477,312 shares of Sutura’s common stock immediately prior to the Merger Transaction.

     Mr. Nobles converted the principal amount of an 8% promissory note, plus accrued but unpaid interest, into shares of Sutura’s common stock effective immediately prior to consummation of the Merger Transaction. The principal amount of such note was $500,000 and the unpaid accrued interest as of August 19, 2005 was approximately $141,000. The principal amount and unpaid accrued interest on the note converted into 220,540 shares of Sutura’s common stock immediately prior to the Merger Transaction.
     Prior Sutura previously leased its facilities in Fountain Valley, California (Newhope Street Property), from Mr. Nobles. During fiscal years 2003 and 2002, Mr. Nobles charged rental payments to Prior Sutura of $300,000 and $270,813, respectively; however, Prior Sutura did not actually pay any of the rent amounts due in 2003 and 2002 until April of 2004 when $ 300,000 was paid. A further $115,000 of back rent was paid directly to one of the lenders holding a deed of trust on the property on behalf of Mr. Nobles in May 2004. From January 1 through July 30, 2004, Mr. Nobles charged rent amounts of $175,000, and a final rent payment of $250,000 was made in September 2004. Prior Sutura accrued additional late penalties incurred by Mr. Nobles in 2003 and 2004 for failure to timely pay interest in the amounts of $90,000 and $$53,660 respectively. The accrued penalty amounts remain due and owing to Mr. Nobles and the liability therefore was assumed by the Company pursuant to the Merger Transaction.
     On August 2, 2004, Mr. Nobles sold the Newhope Street Property to NV Properties LLC, a Nevada limited liability company. At the same time, NV Properties entered into a new lease with Prior Sutura on substantially the same economic terms as the prior lease between Prior Sutura and Mr. Nobles. The term is for a period of ten years, commencing on August 1, 2004. The base rent is $25,000 per month and is subject to adjustment on an annual basis by the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPIW (Urban Wage Earners and Clerical Workers) for Los Angeles, Riverside, Orange Counties). Mr. Nobles is a member with a 42.3266% interest in NV Properties and serves as one of its three managers. The provisions of the NV Properties’ Operating Agreement provide that actions are taken by majority vote of the managers and that no manager may vote on actions in which he has a direct or indirect financial interest other than as a member or manager of NV Properties. The Operating Agreement specifically prohibits Mr. Nobles from voting on any matter pertaining to the lease of the building by NV Properties to Prior Sutura. The Lease was assumed by the Company pursuant to the Merger Transaction.
     In September 1999, Prior Sutura entered into a Patent License Agreement with Sterilis, Inc., a California corporation. Sterilis is a medical device company focused on developing business in the obstetrical and gynecological fields and markets. Both Mr. Nobles and Mr. Ratering are officers, directors, and stockholders of Sterilis. Pursuant to the Patent License Agreement, Prior Sutura granted Sterilis an exclusive, worldwide license to manufacture and sell certain suturing devices within the obstetrical, gynecological and urological fields of use, specifically reserving the patent rights for developing products in the cardiological field of use. In exchange for this license, Sterilis paid Prior Sutura a one-time fee of $250,000. The license agreement specifies that, unless terminated sooner under an event of default as defined in the Agreement, the license granted would terminate on the expiration date of the last of the licensed patents. The Patent License Agreement was assumed by the Company pursuant to the Merger Transaction.
     On October 1, 2000, Prior Sutura and Sucor, Inc., a California corporation, entered into a License Agreement. Sucor is a medical device company focused on developing business for suturing devices solely used for venous occlusion, including varicose vein closure. Both Mr. Nobles and Mr. Ratering are officers, directors, and shareholders of Sucor. Pursuant to the License Agreement, Prior Sutura granted Sucor an exclusive, worldwide license to manufacture and sell certain suturing devices that would be used solely in the venous occlusion, and vein closure fields of use, specifically reserving the patent rights for developing products in the cardiological field of use. In exchange for this license, Sucor paid to Prior Sutura a non-refundable license fee of $100,000, and issued to Sutura 117,647 shares of its common stock; which stock is now held by the Company as successor to Sutura. The license agreement will expire on the expiration date of the last of the licensed patents. The License Agreement has been assumed by the Company pursuant to the Merger Transaction.
     Mr. Nobles has served as an advisor to Catalina Capital Advisors, a consulting firm, since February 2004. He holds no ownership interest in Catalina Capital Advisors, but has received compensation for consulting services provided to that firm. Sutura has paid advisory fees to Catalina Capital Advisors in connection with the Whitebox I, Whitebox II and Whitebox III financings. Mr. Nobles did not receive any portion of the fees paid by Sutura to Catalina Capital Advisors in connection with the Whitebox financings.
     During the quarter ended December 31, 2004, accrued but unpaid salary in the amount of $776,561 owing to James Lahey, a prior office of the Company, was converted into 11,973,307 (pre 12-for-l reverse stock split) shares of common stock. Accrued but unpaid salary in the amount of $841,561 owing to James Giansiracusa, a prior officer of the Company, was converted into 13,273,307 (pre 12-for-l reverse stock split) shares of common stock. The conversion rate for the forgoing issuances ranged between $0.05 and $0.074 per share.

     On August 19, 2005, the date of the consummation of the merger of Prior Sutura with the Company, loans advanced to the company by James Lahey in the amount of $ 420,854 were converted into 473,935 shares of common stock. Loans owed to James Giansiracusa in the amount of $ 52,682 were converted into 59,326 shares of common stock. The conversion rate for the forgoing issuances was $0.888 per share
     On August 19, 2005, the date of the consummation of the merger of Prior Sutura with the Company, accrued but unpaid salary in the amount of $ 531,102 owing to James Lahey was converted into 598,087 shares of common stock. Accrued but unpaid salary in the amount of $192,196 owing to James Giansiracusa was converted into 216,437 shares of common stock. The conversion rate for the forgoing issuances was $0.888 per share.
     On July 17, 2005 the Company repaid a $ 150,000 note payable to Mr. Nobles as well as $ 28,500 accumulated interest on that note. The Company also paid $25,808 principal amount against $103,037 owing to Mr. Nobles for advances made by him to the Company.
ITEM 13. EXHIBITS
EXHIBITS
3.1	Certificate of Incorporation[1]

3.2	Certificate of Amendment to Certificate of Incorporation[2]

3.3	Certificate of Amendment to Certificate of Incorporation

3.4	Certificate of Merger

3.5	Bylaws

4.1	Form of Common Stock Certificate[1]

10.1	Sutura Inc. 2001 Stock Option Plan

10.2	Sutura Inc. 1999 Stock Option Plan

10.3	Employment Agreement with Egbert Ratering

10.4	Employment Agreement with Anthony Nobles

10.5	Sutura Inc. 2006 Stock Option Plan

10.6	Lease for Fountain Valley Location

10.7	Sucor License Agreement

10.8	Sterilis License Agreement

[1]	Previously filed as part of the Form 10-KSB filed in May 1995 and amendments thereto which are hereby incorporated by reference.

[2]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2001.

10.9	Option and Distribution Agreement with Getz Bros. & Co ., Inc., dated September 20, 2002

10.10	Convertible Promissory Note in Favor of Getz Bros. & Co ., Inc., dated September 20, 2002

10.11	Purchase Agreement, dated as of September 17, 2004 by and between Sutura, Inc. and certain other parties thereto.[3]

10.12	Purchase Agreement, dated as of March 24, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.13	Form of Secured Convertible Promissory Note, dated September 17, 2004.[3]

10.14	Form of Secured Convertible Promissory Note dated March 24, 2005.[3]

10.15	Form of Warrant, dated September 17, 2004.[3]

10.16	Form of Warrant dated, March 24, 2005.[3]

10.17	Purchase Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.18	Second Amended Security Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.19	Second Amended Patent and Trademark Security Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.20	Second Amended Registration Rights Agreement, dated September 7, 2005 by and between Setura, Inc. and certain other parties thereto.[3]

10.21	Form of Secured Convertible Promissory Note, dated September 7, 2005.[3]

10.22	Form of Warrant dated September 7, 2004.[3]

[3]	Previously filed as an exhibit to Form 8-K, filed on September 13, 2005.

10.23	Amendment to Secured Convertible Promissory Notes and Warrants, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.24	Amendment to Secured Convertible Promissory Notes and Warrants, dated March 31, 2006 by and between Sutura, Inc. and certain other parties thereto.[4]

10.25	Agreement and Plan of Merger dated November 22, 2004.[5]

10.26	Distributor Agreement with Getz Bros & Co ., Inc. dated September 20, 2002.

10.27	Distribution Agreement with The Lifemed Group, Inc. dated January 16, 2006.

14.1	Code of ethics for the Board of Directors.[6]

14.2	Code of ethics for Executive Officers.[6]

31.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
(1) Audit Fees
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $45,500 and $35,050 for the years ended December 31, 2005 and 2004, respectively.

[4]	Previously filed as an exhibit to Form 8-K filed on March 31, 2006.

[5]	Previously filed as an exhibit to Form 8-K filed on December 1, 2004.

[6]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2003.

(2) Audit-Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and not reported under Item 1 were $ $-0- and $-0- for the years ended December 31, 2005 and 2004, respectively.
(3) Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $-0- and $1,500, respectively. The nature of the services comprising such fees was preparation of tax returns for the Company.
(4) All Other Fees
There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than services listed in Items 1 to 3 above.
Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors
The Company currently does not have a designated Audit Committee and, accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUTURA INC

By:	/s/ Anthony Nobles

Anthony Nobles, Chairman, President,
Chief Executive Officer and Director

Date:	April 10, 2006
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ANTHONY NOBLES

Anthony Nobles, Chairman, President, Chief Executive Officer and Director

Date:	April 10, 2006

By:	/s/ EGBERT RATERING

Egbert Ratering, Executive Vice President, Chief Financial Officer and Director

Date:	April 10, 2006

By:	/s/ JOHN CREW, M.D.

John Crew, M.D., Director

Date	April 10, 2006

By:	/s/ CHARLES TERRELL, SR.

Charles Terrell, Sr., Director

Date:	April 10, 2006

SUTURA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Sutura Inc. and subsidiaries
We have audited the accompanying consolidated balance sheet of Sutura Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sutura Inc. and subsidiaries as of December 31, 2005, and the results of its consolidated operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.
The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Through December 31, 2005, the Company had incurred cumulative losses of $56,637,072 and net losses of $12,403,744 for the fiscal year 2005.
These factors as discussed in Note 21 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
February 20, 2006

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$2,317,003
Accounts Receivable, Net	101,787
Inventory	248,108
Prepaid expenses	649,825

Total current assets	3,316,722

PROPERTY AND EQUIPMENT, net	553,288

DEPOSITS	127,599

$3,997,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,289,457
Loan payable — officers	130,483
Customer deposits	1,170,975
Notes payable — officers	686,618
Notes payable	94,736
Convertible notes payable — net of beneficial conversion feature	355,847

Total current liabilities	6,728,116

LONG TERM LIABILITIES:
Convertible notes payable — net of beneficial conversion feature	13,064,629

COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 185,417,282 shares issued and outstanding	185,418
Additional paid in capital	41,542,494
Accumulated deficit	(56,637,072)
Other comprehensive loss	(885,974)

Total stockholders’ deficit	(15,795,136)

$3,997,609

The accompanying notes are an integral part of these consolidated financial statements.

SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
NET SALES	$238,915	$28,581

COST OF GOODS SOLD	1,863,844	757,383

GROSS LOSS	(1,624,929)	(728,802)

OPERATING EXPENSES:
Employee option benefits	31,769	793,440
Research and development	477,879	214,835
General and administrative	2,825,439	2,709,571
Sales and marketing	1,248,424	620,386

Total operating expenses	4,583,512	4,338,233

OPERATING LOSS	(6,208,441)	(5,067,035)

OTHER INCOME (EXPENSE)
Interest Income	38,623	1,827
Interest Expense	(1,377,530)	(656,085)
Beneficial conversion feature	(4,931,205)	(545,388)
Gain on settlement of debt	69,523	638,013
Other Income	5,287	167,303

Total other income (expense), net	(6,195,302)	(394,330)

NET LOSS	(12,403,744)	(5,461,366)

OTHER COMPREHENSIVE GAIN (LOSS)
Translation adjustment	69,060	(211,040)

COMPREHENSIVE LOSS	$(12,334,684)	$(5,672,405)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	169,363,198	160,432,353

*	Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.
The accompanying notes are an integral part of these consolidated financial statements

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2004 and 2005

				OTHER	DEFICIT
			ADDITIONAL	COMPREHENSIVE	ACCUMULATED	TOTAL
	COMMON STOCK		PAID-IN	INCOME	DURING	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	(LOSS)	DEVELOPMENT	EQUITY
BALANCE, JANUARY 1, 2004	159,204,709	$159,205	$28,331,816	$(743,994)	$(38,771,962)	$(11,024,935)
Warrants exercised	1,084,780	1,085	(585)	—	—	500
Private placement of common stock	1,228,644	1,229	1,283,965	—	—	1,285,194
Shares issued for consulting	162,717	163	60,737	—	—	60,900
Compensation expenses warrants non employees	—	—	622,811	—	—	622,811
Compensation expenses options employees	—	—	793,440	—	—	793,440
Buy back of stock	(1,984,107)	(1,984)	(523,016)	—	—	(525,000)
Beneficial conversion feature Whitebox 1 notes	—	—	6,550,000	—	—	6,550,000
Foreign translation adjustment	—	—	—	(211,040)	—	(211,040)
Net loss	—	—	—	—	(5,461,366)	(5,461,366)

BALANCE, DECEMBER 31, 2004	159,696,742	159,698	37,119,169	(955,034)	(44,233,328)	(7,909,495)
Recapitalization on reverse merger	10,468,945	10,469	(276,585)	—	—	(266,116)
Private placement of common stock	111,277	111	99,901	—	—	100,012
Beneficial conversion feature convertable notes	—	—	2,556,118	—	—	2,556,118
Conversion notes payable Officers	15,140,318	15,140	2,012,124	—	—	2,027,264
Compensation expenses options employees	—	—	31,768	—	—	31,768
Foreign translation adjustment	—	—	—	69,060	—	69,060
Net loss	—	—	—		(12,403,744)	(12,403,744)

BALANCE, DECEMBER 31, 2005	185,417,282	$185,418	$41,542,494	$(885,974)	$(56,637,072)	$(15,795,136)

The accompanying notes are an integral part of these consolidated financial statements.

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31 2005 AND 2004

	2005	'2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,403,744)	$(5,461,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283,186	284,636
Beneficial conversion feature	4,931,205	545,388
Common shares issued for services	—	60,900
Stock based compensation expenses — employees	31,769	793,440
Stock based compensation expenses — non employees	—	622,811
Bad debt expense	—	51,000
(Increase) decrease in current assets:
Accounts receivables	(101,785)	(33,969)
Inventory	(248,108)	—
Prepaid expenses	(732,301)	(10,876)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	304,981	(810,681)
Accrued payroll	(380,793)	330,050
Customer deposits	(3,317)	—

Total Adjustments	4,084,836	1,832,700

Net cash used for operating activities	(8,318,908)	(3,628,665)

CASH FLOWS INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(184,270)	32,171
Cash balance acquired in reverse acquistion	1,703	—

Net cash provided by (used for) investing activities	(182,567)	32,171

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	500
Proceeds from private placements	22,617	1,285,206
Proceeds from notes payable	10,500,000	6,459,517
Pay off notes payables	(327,868)	(3,000,000)
Buy back of stock	—	(525,000)

Net cash provided by financing activities	10,194,749	4,220,223

NET INCREASE IN CASH & CASH EQUIVALENTS	1,693,274	623,729

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	623,729	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,317,003	$623,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,347,648	$255,637

Income taxes	$—	$—

The accompanying notes are an intregral part of these consolidated financial statements.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company was incorporated in Delaware in 1985 under the name Orbit Technologies, Inc. The Company’s name was changed to Technology Visions Group, Inc. on December 22, 2000 and then changed again to Sutura, Inc. on August 19, 2005.
On August 19, 2005, the Company was merged with a Delaware corporation also called Sutura, Inc. (“Prior Sutura”) pursuant to the terms of that certain Agreement and Plan of Merger, dated November 22, 2004, by and between the Company and Prior Sutura (the “Merger Transaction”). Pursuant to the Merger Transaction, the separate existence of Prior Sutura ceased and the Company continued as the surviving corporation under Delaware law. As part of the Merger Transaction, the name of the Company was changed to Sutura, Inc. Further, pursuant to the Merger Transaction, the Company issued 174,948,338 shares of common stock in the aggregate to the former stockholders of Prior Sutura and, as a result, the stockholders of Prior Sutura own approximately 95% of the Company. Accordingly, the merger has been accounted for as a recapitalization of Prior Sutura. In addition pursuant to the Merger Transaction approximately 96.0 million shares of the Company’s common stock have been reserved for issuance to persons holding rights to convert debt or to exercise options or warrants for shares of common stock of Prior Sutura.
Sutura(R), Inc. is a medical device company that has developed a line of innovative, minimally invasive vascular suturing devices to suture the puncture created in vessels during open surgery and catheter-based procedures. Sutura’s operations, to date, have consisted mainly of raising capital, research, development, and clinical testing of its SuperStitch vessel closure suturing devices, obtaining regulatory clearances and approvals in both the U.S. and Europe and limited manufacturing and sales. Sutura’s objective is to become the leader in medical devices for vascular suturing.
Sutura meets the definition of a “Small Business Issuer” as such term is defined in Item 10(a) of Regulation S-B under the Securities Exchange Act of 1934, as amended. Sutura currently has 47 employees and maintains its headquarters in Fountain Valley, California, in a 20,000 square foot facility. This facility is a QSR (Food and Drug Administration — Quality Systems Regulations) and ISO (International Standards Organization) certified freestanding facility with 2,000 square feet of cleanroom space and an additional 3,200 square feet convertible to cleanroom, if required. Sales offices (with warehouse space) of approximately 1,000 square feet each are leased in Amsterdam, the Netherlands and La Gaude, France to support sales and marketing efforts in Europe.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BASIS OF PRESENTATION
PRINCIPALS OF CONSOLIDATION
The consolidated financial statements include the accounts of Sutura Inc. and its wholly owned subsidiaries Technology Visions Inc, Sutura BV, Sutura SARL and Sutura GMBH. All significant intercompany accounts and transactions have been eliminated.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and disclosures made in the accompanying notes. Actual results could differ from those estimates.
CASH AND CASH EQUIVALENTS
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts.
PROPERTY & EQUIPMENT
Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using various methods over the estimated useful lives of the assets, ranging from three to seven years. Depreciation is computed using accelerated methods based on the estimated useful lives of the assets, generally as follows:

Computer software	3 years
Office furniture and fixtures	5-7 years
Equipment	5 years
FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
Assets and liabilities of foreign subsidiaries have been translated at year- end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as other comprehensive income (loss) as a separate component of stockholders’ equity.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2005 and 2004, comprehensive income included a net translation gain of $69,060 and a loss of $211,040, respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $885,974 as of December 31, 2005.
REVENUE RECOGNITION
Revenue from sales of our products is recognized under the provisions of SAB 104, which is generally when products are shipped, title has transferred and risk of loss has passed to the buyer and collectibility is reasonably assured. In the United States, Germany and France, Sutura sells its products directly to hospitals and clinics. Revenue is recognized upon shipment of products to customers, net of returns. In all other international markets, Sutura sells it products to international distributors, who subsequently resell the products to hospitals and clinics. Sutura has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor.
SHIPPING AND HANDLING COSTS
In accordance with the Emerging Issues Task Force (EITF) issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales.
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
IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:
The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The amount of impairment loss recorded will be measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. To date, the Company has determined that no impairment of long-lived assets exists.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INCOME TAXES
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). Under SFAS 109, deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
RESEARCH AND DEVELOPMENT COSTS
All research and development costs are charged to operations as incurred.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.
EARNINGS PER SHARE
Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.
Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STOCK-BASED COMPENSATION
In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The company uses the intrinsic value method prescribed by APB25 and has opted for the disclosure provisions of SFAS No.123.
In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies’ interim reporting period ending January 31, 2003.
In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below. Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company’s net earnings per share would have been adjusted to the pro forma amounts for the year ended December 31, 2005 and 2004, as follows:

	2005	2004
Net loss, as reported	$(12,403,744)	$(5,461,366)

Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(118,707)	(176,961)

Pro forma net loss	$(12,522,451)	$(5,638,327)

Basic and diluted weighted average shares outstanding	169,363,198	160,432,353

Basic and diluted as reported	$(0.07)	$(0.03)

Basic and diluted pro forma	(0.07)	(0.03)

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ISSUANCE OF SHARES FOR SERVICE
The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.
SEGMENT REPORTING
Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment.
CURRENT ACCOUNTING PRONOUNCEMENTS:
In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:
1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.	At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.	Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.
An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The company is in the process of evaluating the effect on its consolidated financial position or results of operations.
In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company’s second quarter of fiscal 2006. The company is still in the process of determining the effect of the Statement on the financials.
RECLASSIFICATION
Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 PREPAID EXPENSES
The Company incurred financial consulting fees of $240,000 on the WhiteBox 18 month loan of $3,000,000 received in March 2005 and $560,000 on the 36 month loan of $7,000,000 received in Sept 2005.
These expenses are amortized over the terms of the loans and as a consequence $183,000 was expensed in 2005 and the remainder of $617,000 accounted for as prepaid expense.
Prepaid expenses consisted of the following as of:

December 31
2005
Financial consulting Whitebox II	$120,000
Financial consulting Whitebox III	497,000
Other prepaid expenses	32,825

Total prepaid expenses	$649,825

NOTE 2 ACCOUNTS RECEIVABLES
The company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor’s compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. The company has provided allowance for bad debts in amounts of $51,000 as on December 31, 2005.
NOTE 3 INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. With the start up of manufacturing of the new design SuperStitch the Company added back to inventory and valorized at original cost all usable components for its current manufacturing plans. At the same time the Company established a reserve of $100,000 for potential obsolescence as further improvements to the design are planned.
Inventories are comprised of the following:

December 31
2005
Raw material/WIP	$204,595
Work in process	85,323
Finished goods	58,190

348,108
Less: Reserve for obsolescence	(100,000)

$248,108

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 PROPERTY & EQUIPMENT
Equipment consisted of the following as of:

December 31
2005
Computers	$353,563
Office furniture and fixtures	579,778
Machinery and equipment	2,442,676

3,376,018

Less: Accumulated depreciation	(2,822,731)

$553,288

NOTE 5 CUSTOMER DEPOSITS
In 2002, the Company entered into an option and distribution agreement with a distributor. Under the agreement, the Company received $1,250,000 as an advance payment which will be applied against 50% of distributor’s future purchases of products.

December 31
2005
Opening balance per January 1st, 2005	$1,173,225

Applied against shipments	2,250

Ending balance per December 31, 2005	$1,170,975

NOTE 6 ACCOUNTS PAYABLE & ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following at,

December 31
2005
Accounts payable — trade creditors	$556,253
Accounts payable — legal and professional	969,620
Accrued expenses	186,841
Accrued compensation	2,344,585
Accrued interest payable	232,158

Total accounts payable & accrued expenses	$4,289,457

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 LOANS PAYABLE — OFFICER
The Company has borrowed monies from two of its officers. The loans are payable on demand, interest free and are unsecured. The Company owes the officers the following amounts at:

December 31
2005
Loans payable to officers on demand, interest free and unsecured.	$77,249
Loans payable to officers on demand, interest free and unsecured.	53,234

$130,483

NOTE 8 NOTES PAYABLE — OFFICER
On July 17 the Company paid $204,308 on behalf of one its officers and offset the payment against a $150,000 note payable to the same officer as well as $28,500 accumulated interest on the note.
Notes payable to officers consisted of the following at:

December 31
2005
Notes payable to officer on demand bearing interest rate of 8%, unsecured	$686,618
—

$686,618

Interest expense for the year ended December 31, 2005 and 2004 amounted to $61,429 and $64,742 respectively.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 NOTES PAYABLE
In September 2005 the company paid back notes payables of $177,868 together with $25,667 in interest.
The remaining note payable is to Gauss N.V. for the principal amount of €80,000 ($94,736) U.S. Dollars pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2006. Gauss N.V. is jointly owned by Mr. Ratering and Mr. Nobles.

Notes payables
December 31
2005

Notes payable with interest at 8% due and demandable on December 31, 2006	94,736

$94,736

Interest expense for the year ended December 31, 2005 and 2004 amounted to $15,583 and $29,517 respectively.
NOTE 10 CONVERTIBLE NOTES PAYABLE — OFFICERS
In September 2001, the company raised capital through issuance of $1,000,000 unsecured 8% convertible notes payable to the officer. On June 25, 2002 the company issued a convertible note payable of $500,000 at the same terms to another officer increasing the total to $1,500,000. On August 19 2005 the notes, including accumulated interest of $527,264, were converted into 15,140,319 shares of common stock of the company obtained by dividing the outstanding principal amount including interest by the amount derived by dividing $35 million, the Company’s valuation on the date of issuance of note, by the number of shares of common stock and common stock equivalents outstanding on August 19, 2005, determined on a fully diluted basis and without regard to whether the securities representing such common stock equivalents may then be exercised for or converted into shares of common stock.
NOTE 11 CONVERTIBLE NOTES PAYABLE
In September of 2004, the company arranged a debt financing of $6,550,000 from Whitebox Advisors and related parties in exchange for the issuance of eighteen-month 12% convertible promissory notes and warrants. The performance of the notes is secured by all of the assets of the company. The notes and warrants have conversion rights based on a company valuation of $100 million and if all converted will increase the number of outstanding shares by approximately 28,888,000.
The beneficial conversion feature of the notes and warrants is $6,550,000 allocated between the notes and the warrants using the relative fair value method and using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52%

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Using the effective interest method these amounts will be amortized over the 18 months term of the notes and charged to beneficial conversion expense. In the years ending December 31, 2005 and 2004 $4,256,345 and $545,388 respectively was expensed.
Interest expense for the year ended December 31, 2005 and 2004 amounted to $786,000 and $224,883 respectively.
On March 4, 2005, the Company and Fusion Capital Fund II, LLC entered into an agreement pursuant to which the company borrowed $500,000 in exchange for the issuance of an unsecured convertible promissory note and warrants to purchase shares of common stock. The note bears interest at 8% per annum and all outstanding amounts of principal and interest due there under are payable on March 4, 2006. The company has no right to prepay the amounts due under the promissory note. At its election, Fusion may convert, at any time, all or any portion of the outstanding amounts of principal and interest due under the note into shares of Company’s common stock at a conversion price equal to the lesser of (i) a price per share (on a fully-diluted basis) based on a $125 million valuation for the Company or (ii) in the event that Company’s common stock is at the time of conversion traded or listed on an exchange or market, then the lesser of (a) a price per share (on a fully-diluted basis) based on a $125 million valuation for the Company, (b) the average closing trading prices for the ten consecutive trading days prior to the date of the note, (c) the average closing sales prices for any successor’s common stock for the ten consecutive trading days beginning on the trading day immediately after consummation of any acquisition of the Company by such successor company or an initial public offering of such successor company and (d) the average of the closing sale prices for the common stock for the ten consecutive trading days prior to the second trading day immediately prior to the commencement of purchases of common stock of the successor company by Fusion pursuant to any stock purchase agreement between Fusion and such successor company.
As part of the issuance of the note to Fusion, the company also issued to Fusion a warrant to purchase that same number of shares that are determined to be issuable upon the full conversion of the note issued to Fusion. The exercise price for such shares under the warrant shall be at an amount equal to the conversion price determined for the note in accordance with the formula described above. Fusion may exercise its right to purchase the warrant shares until March 4, 2010. If all of the Fusion notes are converted and all of the Fusion warrants exercised as of December 31 2005, the outstanding number of shares of the company would have increased by approximately 2,542,000 shares.
The beneficial conversion feature of these notes and warrants is $500,000 allocated between the notes and the warrants using the relative fair value method and using the Black Scholes method assuming a volatility of the stock of 85%, term of five years and a discount rate of 3.89%.
Using the effective interest method these amounts will be amortized over the 12 months term of the note and charged to interest. In the year ending December 31, 2005 $355,847 was expensed.
Interest expense for the year ended December 31, 2005 amounted to $32,889.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 24, 2005, the company entered into an agreement with Pandora Select Partners, L.P., Whitebox Hedged High Yield Partners, L.P., and Whitebox Intermarket Partners, L.P., pursuant to which the company borrowed an aggregate amount of $3,000,000.00 from such investors in exchange for the issuance of secured convertible promissory notes and warrants to purchase shares of common stock of the company (“Whitebox II”). The notes bear interest at the annual rate of 8%. The Company is required to make aggregate quarterly interest payments on these notes on the last day of each of June, September and December 2005 and each of March, June and September 2006. Unless converted on or prior to September 30, 2006, the entire outstanding principal balance shall be due in a lump sum payment together with all then accrued, but unpaid interest. Each note holder may elect to convert its respective note into shares of common stock of the company at any time while any portion of the principal or interest is outstanding by providing written notice to the company.
The notes, or any portion thereof, are convertible at the election of Whitebox based upon a conversion rate that is equal to the greater of (i) $150,000,000 divided by the total number of outstanding shares of the Company (on a fully diluted, as converted basis, but excluding any shares issuable pursuant to the Whitebox II notes or warrants) or (ii) the average closing bid price for the Company’s common stock for the 20 trading days preceeding the conversion notice. Based on the current number of outstanding shares of the Company, on a fully diluted, as converted basis, the notes are convertible at the election of Whitebox into an aggregate of 5,650,731 shares of the Company’s common stock based on a conversion rate of $0.5309. The warrants issued as part of Whitebox II were exercisable for an aggregate 1,343,124 shares of the Company’s common stock at a per share exercise price of $0.88.
The beneficial conversion feature of these notes and warrants is $325,479 allocated between the notes and the warrants using the relative fair value method and using the Black Scholes method assuming a volatility of the stock of 85%, term of five years and a discount rate of 3,89%. Using the effective interest method these amounts will be amortized over the 18 months term of the note and charged to interest. In the year ending December 31, 2005 $171,394 was expensed.
Interest expense for the year ended December 31, 2005 amounted to $161,555
On September 7, 2005, the Company entered into a convertible debt financing of $7,000,000 aggregate principal amount with Whitebox in exchange for the issuance of convertible secured promissory notes and warrants to purchase shares of the Company (“Whitebox III”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis. Beginning on April 30, 2007, and on the last day of each month thereafter, through and including August 2008, the Company is required to make aggregate principal payments of $250,000 on the Whitebox III notes. Further, subject to certain conditions, the Company has the right to prepay up to $99,250 of principal due under the Whitebox III notes on the last day of each month at any time prior to the maturity date by the issuance of its common stock. Unless converted on or prior to September 7, 2008, the unpaid and outstanding principal balance is due in a lump sum payment together with all then accrued, but unpaid interest. The notes, or any portion thereof, are convertible at the election of Whitebox into an aggregate number of shares

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the Company’s common stock determined by dividing the outstanding principal amount due under the notes to be converted by the quotient arrived at by dividing $250,000,000 by an amount equal to the total number of outstanding shares of common stock of the company on fully diluted, as converted basis (but excluding the conversion or exercise of the notes or warrants issued as part of Whitebox III and excluding up to 13,500,000 options that may be issued pursuant to an option plan approved by the Company’s board of directors). Based on the current number of outstanding shares of the Company, on a fully diluted, as converted basis, the notes are convertible at the election of Whitebox into an aggregate of 7,911,023 shares of the Company’s common stock based on a conversion rate of $0.8848. The warrants issued as part of Whitebox III were exercisable for an aggregate 1,609,197 shares of the Company’s common stock at a per share exercise price of $0.87. Further, in connection with Whitebox III, Whitebox entered into an agreement amending the secured convertible promissory notes and the warrants issued in the Whitebox I and Whitebox II so that the total number of shares of Company’s common stock that may be acquired upon conversion of such notes or exercise of any such warrants shall be limited to the extent necessary to ensure that, following such conversion or exercise, the total number of shares of the Company’s common stock owned by Whitebox does not exceed 9.99% of the outstanding shares of the Company.
In addition the Company entered into a Registration Rights Agreement where we have agreed, among other things, for the benefit of the holders of the notes and Warrants and the shares of our common stock issuable upon conversion of the notes and exercise of the Warrants that we will at our expense:
File with the SEC, within 150 days after August 19, 2005, a shelf registration statement covering resale of those securities;
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
The beneficial conversion feature of these notes and warrants is $1,730,639 allocated between the notes and the warrants using the relative fair value method and using the Black Scholes method assuming a volatility of the stock of 85%, expected life of five years and a discount rate of 3,89%. Using the effective interest method these amounts will be amortized over the 36 months term of the note and charged to interest. In the year ending December 31, 2005 $147,920 was expensed. Interest expense for the year ended December 31, 2005 amounted to $175,778.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the convertible notes is as follows at:

December 31
2005
Whitebox I	$6,550,000
Fusion Capital	500,000
Whitebox II	3,000,000
Whitebox III	7,000,000

$17,050,000
Beneficial conversion feature	(3,629,524)

$13,420,476

NOTE 12 MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
The majority of the Sales in the years ended December, 2005 and 2004 was made to a few customers. At December 31, 2005 the total sales to two major customers was $97,293 and the receivable balance from these major customers was $38,234. In fiscal year 2004, the two major customers comprised approximately $28,581 of the Company’s total sale and the receivable balance from these major customers was $0. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.
NOTE 13 TAXES ON INCOME
Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
At December 31, 2005, the Company had available federal and state net operating loss carryforwards amounting to approximately $33,046,000 and $31,947,637 respectively that are available to offset future federal and state taxable income and that expire in various periods through 2025 for federal tax purposes and 2012 for state tax purposes. At December 31, 2005, the Company has foreign tax loss carryforwards of approximately $2,506,000 that do not expire. No benefit has been recorded for any loss or credit carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax asset	$14,836,940
Inventory Reserve	39,834
Less valuation allowance	(14,876,774)

Net deferred tax asset	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	December 31	December 31
	2005	2004

Tax expense (credit) at statutory rate-federal	(32)%	(32)%
State tax expense net of federal tax	(8)	(8)
Permanent differences	1	1
Valuation allowance	39	39

Tax expense at actual rate	—	—

NOTE 14 GAIN ON SETTLEMENT OF DEBT
In the quarter ending December 31, 2005, Sutura negotiated with three creditors a settlement to pay off balances in exchange for a reduction of their debts and recorded a total of $69,523 as other income from debt restructuring.
In September and October 2004, Sutura negotiated a settlement with two convertible note holders to pay the outstanding notes of $3,000,000, issued in 2001, at par value, without accrued interest, which resulted in a gain of $638,013 recorded as other income from debt restructuring.
NOTE 15 FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. Comprehensive loss included net translation gain of $69,060 for the year ended December 31, 2005 and a translation loss of $211,040 for the year ended December 31, 2004 respectively.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $885,974 as of December 31, 2005.
NOTE 16 COMMITMENTS
The company previously leased its facilities in Fountain Valley, California (Newhope Street Property), from its president. During fiscal years 2005 and 2004, the Company was charged rental payments amounting $304,729 and $300,000, respectively.
On August 2, 2004, the President of the Company sold the Newhope Street Property to NV Properties LLC, a Nevada limited liability company. At the same time, NV Properties entered into a new lease with the Company on substantially the same economic terms as the prior lease between the Company and the President of the Company. The term is for a period of ten years, commencing on August 1, 2004. The base rent is $26,000 per month.
The future minimum monthly lease payments under the facility operating lease, whose terms are in excess of one year follows:

Year Ending
December 31,
2006	$312,000
2007	312,000
2008	312,000
2009	312,000
2010	312,000

Total	$1,560,000

In September of 2004, the company arranged a debt financing of $6,550,000 from Whitebox Advisors and related parties in exchange for the issuance of eighteen-month 12% convertible promissory notes and warrants. The performance of the notes is secured by all of the assets of the company.
NOTE 17 RELATED PARTY TRANSACTIONS
The company leased its facilities in Fountain Valley, California (Newhope Street Property) from the officer of the Company. On August 2, 2004, the officer sold a majority interest in the Newhope Street Property to NV Properties LLC, a Nevada limited liability company. At the same time, NV Properties entered into a new lease with the Company on substantially the same economic terms as the prior lease between the Company and the officer of the Company. Mr. Nobles, CEO of the Company, is a member with a 42.3266% interest in NV Properties and serves as one of its three managers.
On July 17 2005 the company repaid a note payable of $150,000 to one its officers as well as $28,500 accumulated interest on the note. At the same date the company paid $25,808 to the officer as a partial payment of other outstanding loans due to the officer.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2001, the company raised capital through issuance of $1,000,000 unsecured 8% convertible notes payable to the officer. On June 25, 2002 the company issued a convertible note payable of $500,000 at the same terms to another officer increasing the total to $1,500,000. On august 19 2005 the notes, including accumulated interest of $527,264, were converted into 15,140,319 shares of common stock of the company obtained by dividing the outstanding principal amount including interest by the amount derived by dividing $35 million, the Company’s valuation on the date of issuance of note, by the number of shares of common stock and common stock equivalents outstanding on August 19, 2005, determined on a fully diluted basis and without regard to whether the securities representing such common stock equivalents may then be exercised for or converted into shares of common stock.
Mr. Nobles has served as an advisor to Catalina Capital Advisors, a consulting firm, since February 2004. The Company has paid advisory fees to Catalina Capital Advisors in connection with the Whitebox I, Whitebox II and Whitebox III financings.
NOTE 18 LEGAL PROCEEDINGS
On February 16, 2005, Millenium Holding Group, Inc. filed a complaint against Prior Sutura in the United States District Court, District of Nevada, Case No. CV-S 05-0356-JCM-LRL, alleging, among other things, that Prior Sutura conspired with Fusion Capital, to breach the implied covenant of good faith and fair dealing in connection with its termination of a merger agreement with Millenium. Millenium has filed for a claim of $25,000,000 for damages against the company. The company believes the claims referenced by Millenium in its complaint are without merit.
On June 30, 2005, certain stockholders of Prior Sutura filed two separate, but related, complaints in the Superior Court of the State of California, County of Orange -Central Justice Center. The first complaint, Case No. 05-CC00136, is a shareholder derivative complaint making various claims against Messrs. Nobles, Ratering and others seeking, among other things, money damages and injunctive relief to prevent the consummation of the then pending merger of Prior Sutura with the Company (the “derivative action”). The plaintiffs in this action are Synapse Fund I, LLC, a California limited liability company and Synapse Fund II, LLC, a California limited liability company in their capacities as stockholders of Prior Sutura, and now as stockholders of the Company. The plaintiffs in this action filed with the court to seek a temporary restraining order to prevent the merger of Prior Sutura and the Company which was rejected by the court, but the remainder of the complaint remains pending before the court.
The second complaint, Case No. 05-CC00137, seeks, among other things, to remove Messrs. Nobles and Ratering from their respective positions as directors of the Company, to dissolve the Company and for injunctive relief to prevent the consummation of the then pending merger with Technology Visions Group, Inc. The plaintiffs in this action are Go Industries, Inc., a Florida corporation, Synapse Fund I, LLC, a California limited liability company, Synapse Fund II, LLC, a California limited liability company and 20 other stockholders of Sutura.
The Board of Directors of Sutura appointed a Special Litigation Committee consisting of two independent directors to review the claims made in the

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

above referenced derivative action, and to report to the Board its findings and decisions. On February 28, 2006, the Special Litigation Committee submitted its final report regarding the claims made in the derivative action and determined that such action brought by the Synapse entities would unlikely succeed on the merits and unlikely result in any net monetary recovery to the Company, is wholly opposed to the best interests of the Company, and that a motion to dismiss the derivative action should be filed.
NOTE 19 STOCKHOLDER’S DEFICIT
COMMON STOCK
On February 10, 2005 the company issued 111,277 shares in a private placement of its stock. The company received a payment of $22,617 and the remainder was offset against vendor invoices amounting to $77,395.
On August 19, 2005 two convertible notes issued to officers for a total of $1,500,000 and $527,264 compounded interest were converted into 15,140,319 shares of common stock of the company obtained by dividing the outstanding principal amount including interest by the amount derived by dividing $35 million, the Company’s valuation on the date of issuance of note, by the number of shares of common stock and common stock equivalents outstanding on August 19, 2005, determined on a fully diluted basis and without regard to whether the securities representing such common stock equivalents may then be exercised for or converted into shares of common stock.
On August 19, 2005, Sutura, Inc. merged with TVGR, a development stage public shell pursuant to the terms of that certain Agreement and Plan of Merger, dated November 22, 2004, by and between Sutura and the TVGR(the “Merger Transaction”). Pursuant to the Merger Transaction, the separate existence of Sutura ceased and TVGR continued as the surviving corporation under Delaware law and is vested with all of the collective, assets, liabilities, powers and privileges of both Registrant and Sutura. Further, as part of the Merger Transaction, the name of the Company was changed to Sutura, Inc. and the assets and operations of the Company in existence immediately prior to consummation of the Merger Transaction were placed into a wholly-owned subsidiary and are now be operated as a separate line of business. Pursuant to the Merger Transaction, the Company issued 174,948,338 shares of common stock in the aggregate to the former shareholders of Sutura. The shareholders of Sutura will own approximately 95% of the combined company. Accordingly, merger has been accounted for as a recapitalization of Sutura and the historical financial statements are those of Sutura, Inc (accounting acquirer). The Company’s Certificate of Incorporation was amended to affect a 12 for 1 reverse stock split and to increase the authorized number of shares of its common stock from 100,000,000 to 500,000,000.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTIONS
In February 1999, the Company adopted the 1999 Stock Option Plan (1999 Plan) and in 2001 the 2001 Stock Option Plan (2001 Plan). Under the terms of these plans, incentive stock and non-statutory stock Options to purchase 48,815,000 shares of the Company’s common stock are available for grant to directors, employees, consultants and advisors. Vesting of the options in both plans commences on the grant date and options generally vest at a rate of 25% per year and expire within 10 years of date of grant.
As a result of the merger with Technology Visions Inc the company reserved 66,667 options that were issued to officers of TVGR in the years 2002 through 2005 and 750,000 for shares reserved as part of the merger to be issued in lieu of salary to the same officers over the next 12 months. Since the officers have received their salaries in cash as of August 19, 2005 250,000 of those options have been cancelled in 2005.
A summary of the status of the plan is presented below:

	1999 Plan	2001 plan	TVGR	Total	Weighted price

OUTSTANDING, DECEMBER 2004	35,732,661	6,660,557	—	42,393,218	0.108

Granted in 2005	—	—	816,667	816,667	0.600
Cancelled in 2005	(32,544)	(65,088)	(250,000)	(347,632)
Exercised in 2005	—	—	—	—

OUTSTANDING, DECEMBER 2005	35,700,117	6,595,469	566,667	42,862,253	0.111

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OPTIONS EXERCISABLE END OF DECEMBER 2005

EXERCISE	ISSUE	NEW NUMBER	NUMBER
PRICES	DATE	OUTSTANDING	EXERCISABLE

$0.0230	Feb-99	1,833,283	1,833,283
$0.0254	Feb-99	18,441,260	18,441,260
$0.1152	Nov-99	6,508,680	6,508,680
$0.1152	Jan-00	3,037,384	3,037,384
$0.1844	Apr-99	1,301,736	1,301,736
$0.2305	Nov-99	2,972,298	2,972,298
$0.2305	May-00	75,936	75,936
$0.2305	Aug-00	444,760	444,760
$0.2305	Oct-01	6,595,469	6,595,469
$0.2305	May-03	1,084,780	1,084,780
$0.6000	Jan-02	16,667	13,334
$0.6000	Jan-03	16,667	10,000
$0.6000	Jan-04	16,667	6,667
$0.6000	Jan-05	16,666	3,333
$0.6000	Aug-05	500,000	0

TOTAL:		42,862,253	42,328,920

NOTE 20 WARRANTS
During the year ended December 31, 2005, no new warrants were granted other than the warrants granted in lieu of convertible notes as specified under Note 11.

			Remaining
WARRANTS OUTSTANDING	Total	Price	Life

OUTSTANDING, DECEMBER 2004	6,311,951	0.626	4.5 Years
Granted in 2005	—	—	—
Cancelled in 2005	—	—	—
Exercised in 2005	—	—	—

OUTSTANDING, DECEMBER 2005	6,311,951	0.626	3.5 Years

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2005, the Company had incurred cumulative losses of $56,637,072 and net loss of $12,403,744 for the fiscal year 2005. Also, all the assets of the company have been pledged against the Whitebox Note.
In view of the matters described, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2005, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and management of accounts payable.
NOTE 22 SUBSEQUENT EVENTS
Sutura, Inc. 2006 Stock Option Plan
On January 6, 2006, the entire Board of Directors of the Company unanimously approved the Sutura, Inc. 2006 Stock Option Plan. The number of shares of the Company’s common stock subject to the plan may not exceed 20,000,000. The plan may be administered by the board of directors or by a committee thereof and permits the issuance of non-qualified stock options to employees, officers, directors and consultants of the Company and incentive stock options only to employees of the Company. The plan has a term of 10 years and incentive stock options may not be issued under the plan unless the plan is approved by the stockholders of the Company on or before January 5, 2007. The board or committee administering the plan has broad authority to determine the amount and vesting terms of any option grant.
On January 6, 2006 the entire Board of Directors also unanimously approved the issuance of non-qualified options to employees, directors and consultants of the Company to purchase 5,625,000 shares of the Company’s common stock pursuant to the plan. All of these options are subject to a four year vesting period whereby 25% of the granted options vest at the end of the first year following the grant date, and the remaining option amounts vest in equal quarterly installments over the next following three years.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Whitebox Amendment to Extend Note Maturity Dates (Unaudited)
The Company has entered into three separate financing transactions with Whitebox Advisors and its affiliated entities (“Whitebox”). In September of 2004, the Company entered into a convertible debt financing of $6,550,000 aggregate principal amount with Whitebox in exchange for the issuance of convertible secured promissory notes and warrants to purchase shares of the Company (“Whitebox I”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 12% and require interest payments to be made on a quarterly basis. Unless converted on or prior to March 19, 2006, the entire outstanding principal balance was to be due in a lump sum payment together with all then accrued, but unpaid interest.
In March of 2005, the company entered into a convertible debt financing of $3,000,000 aggregate principal amount with Whitebox in exchange for the issuance of convertible secured promissory notes and warrants to purchase shares of the Company (“Whitebox II”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis. Unless converted on or prior to September 18, 2006, the entire outstanding principal balance was to become due in a lump sum payment together with all then accrued, but unpaid interest.
In September of 2005, the company entered into a convertible debt financing of $7,000,000 aggregate principal amount with Whitebox in exchange for the issuance of convertible secured promissory notes and warrants to purchase shares of the Company (“Whitebox III”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis. Beginning on April 30, 2007, and on the last day of each month thereafter, through and including August 2008, the Company is required to make aggregate principal payments of $250,000 on the Whitebox III notes. Further, subject to certain conditions, the Company has the right to prepay up to $99,250 of principal due under the Whitebox III notes on the last day of each month at any time prior to the maturity date by the issuance of its common stock. Unless converted on or prior to September 7, 2008, the unpaid and outstanding principal balance is due in a lump sum payment together with all then accrued, but unpaid interest.
On March 31, 2006, the Company and Whitebox entered into an agreement amending the notes and warrants issued in connection with Whitebox I, Whitebox II and Whitebox III, among other things, as follows:
•	The maturity dates on each of the Whitebox I and Whitebox II notes was extended until July 1, 2007.

•	The commencement of payments of principal due under the Whitebox III notes was extended from April 30, 2007 until July 1, 2007.

•	The per share exercise price of the warrants issued in connection with Whitebox II and Whitebox III was changed to $0.45.

•	The unpaid principal balance under the Whitebox I, Whitebox II and Whitebox III notes hereof from time to time outstanding shall bear interest at the rate of eight percent (8%) per annum if Maker raises $10 million or more in equity financing on or before July 31, 2006. Notwithstanding the preceding, if Maker raises at least $10 million in capital on or before July 31, 2006, but such capital consists of less than $10 million of equity financing,

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

then commencing on September 18, 2006, as to the Whitebox II Notes, and September 7, 2007, as to the Whitebox III notes, the interest rates under such notes shall be nine percent (9%) per annum. Further, if Maker fails to raise $10 million of capital by July 31, 2006, then commencing on September 18, 2006, as to the Whitebox II Notes, and September 7, 2007, as to the Whitebox III notes, the interest rate under such notes shall be twelve percent (12%) per annum.
•	The interest payments due on March 31, 2006 under the Whitebox I, Whitebox II and Whitebox III notes are deferred to July 31, 2006.

•	The Company will file a registration statement with the Securities and Exchange Commission on or before April 10, 2006 covering all of the securities issuable to Whitebox upon conversion of the notes or exercise of the warrants. If such registration statement is not filed within the required timeframe, the amendment will terminate and the notes and warrants will revert back to their original terms and provisions.
Conversion of Fusion Capital Note (Unaudited)
On March 4, 2005, the Company and Fusion Capital Fund II, LLC entered into an agreement pursuant to which the Company borrowed $500,000 in exchange for the issuance of an unsecured convertible promissory note and warrants to purchase shares of common stock. The note bears interest at 8% per annum and all outstanding amounts of principal and interest due there under were payable on March 4, 2006. At its election, Fusion could convert, at any time, all or any portion of the outstanding amounts of principal and interest due under the note into shares of the Company’s common stock at a conversation price equal to the lesser of (i) a price per share (on a fully-diluted basis) based on a $125 million valuation for the Company or (ii) in the event that Company’s common stock is at the time of conversion traded or listed on an exchange or market, then the lesser of (a) a price per share (on a fully-diluted basis) based on a $125 million valuation for the Company, (b) the average closing trading prices for the ten consecutive trading days prior to the date of the note, (c) the average closing sales prices for any successor’s common stock for the ten consecutive trading days beginning on the trading day immediately after consummation of any acquisition of the Company by such successor company or an initial public offering of such successor.
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
Following discussions between Fusion and the Company, Fusion has agreed to convert the principal balance of its note and all accrued but unpaid interest into 1,220,565 shares of the Company’s common stock. Accordingly, the warrant issued to Fusion will entitle it to purchase up to 1,220,565 shares of common stock at an exercise price of $0.4464 per share.