Form 10QSB
period 2006-03-31
Sutura, Inc.
filed 2006-05-22
CIK 937814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from __________ to _______________
Commission File Number: 000-25548
SUTURA, INC.
(formerly Technology Visions, Inc.)

(Name of small business issuer in its charter)

Delaware	84-1010269

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17080 Newhope Street
Fountain Valley, California 92078
(Address of principal executive offices)
Registrant’s telephone number, including area code: (714)437-9801
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of class)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
At April 18 , 2006, 186,637,990 shares of common stock were outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☒

SUTURA, INC.
INDEX TO FORM 10-QSB
MARCH 31, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2006
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$539,940
Accounts Receivable, Net	164,808
Inventory	375,819
Prepaid expenses	600,450

Total current assets	1,681,017

PROPERTY AND EQUIPMENT, net	588,234

DEPOSITS	178,528

$2,447,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,783,793
Loan payable — officers	132,505
Customer deposits	1,170,975
Notes payable — officers	857,784
Notes payable	124,579

Total current liabilities	7,069,636

LONG TERM LIABILITIES:
Convertible notes payable- net of beneficial conversion feature	13,457,856

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, issued and outstanding	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 186,637,990 shares issued and outstanding	186,638
Additional paid in capital	42,817,363
Accumulated deficit	(60,185,839)
Other comprehensive loss	(897,875)

Total stockholders’ deficit	(18,079,712)

$2,447,780

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005
NET SALES	$243,111	$28,395

COST OF GOODS SOLD(1)	625,282	434,962

GROSS LOSS	(382,171)	(406,567)

OPERATING EXPENSES:
Research and development(1)	126,906	91,300
General and administrative(1)	1,413,690	503,100
Sales and marketing(1)	475,464	197,459

Total operating expenses	2,016,059	791,859

OPERATING LOSS	(2,398,230)	(1,198,426)

OTHER INCOME (EXPENSE)
Interest Income	14,055	274
Interest Expense(2)	(1,164,596)	(998,484)
Other Income	—	(106,460)

Total other income (expense), net	(1,150,541)	(1,104,670)

NET LOSS	(3,548,771)	(2,303,096)

OTHER COMPREHENSIVE GAIN (LOSS)
Translation adjustment	(11,901)	130,689

COMPREHENSIVE LOSS	$(3,560,672)	$(2,172,407)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING*	185,417,425	151,753,215

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. The accompanying notes are an integral part of these unaudited consolidated financial statements.
(1)Includes stock-based compensation charges of:
Cost of good sold	86,091	—
Research and development	16,717	—
General and administrative	371,748	—
Sales and Marketing	47,443	—
(2)Includes amortization of beneficial conversion feature and warrants issued.	720,503	696,718
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS PERIODS ENDED MARCH 31 2006 AND 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,548,771)	$(2,303,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,951	88,485
Beneficial conversion feature	720,503	696,718
Stock based compensation expenses- employees	535,561	—
Stock based compensation expenses- non employees	12,544	—
(Increase) decrease in current assets:
Accounts receivables	(63,020)	(9,515)
Inventory	(127,711)	(85,173)
Prepaid expenses	(1,554)	4,105
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	713,974	480,063
Accrued payroll	16,358	47,856
Customer deposits	—	—

Total Adjustments	1,870,606	1,222,539

Net cash used for operating activities	(1,678,165)	(1,080,557)

CASH FLOWS INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(98,898)	(89,336)
Total cash flow investing activities	(98,898)	(89,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements	—	100,015
Proceeds from notes payable	—	1,500,000

Net cash provided by financing activities	—	1,600,015

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,777,063)	430,122

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,317,003	623,729

CASH & CASH EQUIVALENTS, ENDING BALANCE	$539,940	$1,053,851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three month period presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company’s December 31, 2005 audited financial statements and notes thereto included in the Company’s Annual Report on Form
10KSB.
Sutura, Inc. (“Prior Sutura”) was incorporated in Delaware on August 14, 1996, under the name NR Medical, Inc., and changed its name in July 1998 to Sutura, Inc. References to Prior Sutura include Sutura, Inc. and its wholly-owned subsidiary.
On August 19, 2005, Prior Sutura merged with and into Technology Visions Group, Inc. pursuant to the terms of that certain Agreement and Plan of Merger, dated November 22, 2004, by and between Prior Sutura and Technology Visions Group, Inc. (the “Merger Transaction”). Technology Visions Group, Inc. was incorporated in Delaware in 1985 under the name Orbit Technologies, Inc and changed its name to Technology Visions Group, Inc. on December 22, 2000. Pursuant to the Merger Transaction, the separate existence of Prior Sutura ceased and Technology Visions Group, Inc. continued as the surviving corporation under Delaware law. As part of the Merger Transaction, the name of Technology Visions Group, Inc. was changed to Sutura, Inc.
Overview
Sutura(R), Inc. is a medical device company that has developed a line of innovative, minimally invasive vascular suturing devices to suture the puncture created in vessels during open surgery and catheter-based procedures. Sutura’s objective is to become the leader in minimally invasive devices for vascular suturing.
Sutura meets the definition of a “Small Business Issuer” as such term is defined in Item 10(a) of Regulation S-B under the Securities Exchange Act of 1934, as amended. Sutura currently has 49 employees, and maintains its headquarters in Fountain Valley, California, in a 20,000 square foot facility. This facility is a QSR (Food and Drug Administration — Quality Systems Regulations) and ISO (International Standards Organization) certified freestanding facility with 2,000 square feet of cleanroom space and an additional 3,200 square feet convertible to cleanroom, if required. Sales offices (with warehouse space) of approximately 1,000 square feet each are leased in Amsterdam, the Netherlands and La Gaude, France to support sales and marketing efforts in Europe. “Sutura(R)” and “SuperStitch(R)” are registered trademarks.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. PRINCIPALS OF CONSOLIDATION
The consolidated financial statements include the accounts of Sutura Inc. and its wholly owned subsidiaries Technology Visions, Inc., Sutura BV, Sutura SARL and Sutura GMBH. All significant intercompany accounts and transactions have been eliminated.
Recently Issued Accounting Pronouncements
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.
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
This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.
NOTE 3. STOCK BASED COMPENSATION
On January 6, 2006, the Board of Directors of the Company unanimously approved the Sutura, Inc. 2006 Stock Option Plan. The number of shares of the Company’s common stock subject to the plan may not exceed 20,000,000. The plan may be administered by the board of directors or by a committee thereof and permits the issuance of non-qualified stock options to employees, officers, directors and consultants of the Company and incentive stock options only to employees of the Company. The plan has a term of 10 years and incentive stock options may not be issued under the plan unless the plan is approved by the stockholders of the Company on or before January 8, 2007. The board or committee administering the plan has broad authority to determine the amount and vesting terms of any option grant.
On January 6, 2006 the entire Board of Directors also unanimously approved the issuance of non-qualified options to employees, directors and consultants of the Company to purchase 5,625,000 shares of the Company’s common stock pursuant to the plan. All of these options have a grant date of January 9, 2006, an exercise price of $0.30,are subject to a four year vesting period whereby 25% of the granted options vest at the end of the first year following the grant date, and the remaining option amounts vest in equal quarterly installments over the next following three years.
The following table summarizes the outstanding options activity for the three months period ended March 31, 2006 as follows:

		Weighted
	Total	price
OUTSTANDING, DECEMBER 2005	42,862,253	0.111

Granted in 2006	5,625,000
Cancelled in 2006	(274,284)
Exercised in 2006	—

OUTSTANDING, MARCH 2006	48,212,969	0.148

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.
Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, that have vested during the three months ended March 31, 2006, and

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The fair value of the options issued on January 9, 2006 using the Black Scholes method assuming a volatility of the stock of 95%, life of 10 years and a discount rate of 4.1% is $ 1,502,361. This amount will be expensed over the 4 year vesting period of the options.
In the three months ending March 31, 2006 an amount of $ 113,798 was expensed as employee option expenses and $ 12,544 as non employee option expense respectively.
The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three months ended March 31, 2005:

Net loss, as reported	$(2,303,096)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(29,677)
Pro forma net loss	$(2,332,773)

Basic and diluted weighted average shares outstanding	159,711,681

Basic and diluted as reported	$(0.01)

Basic and diluted pro forma	(0.01)
The company also has a class of outstanding options that were repriced in 2001 and are accounted for as variable priced options. The value of these options is recalculated each quarter based on the latest value of our stock compared to the prior period and the difference charged or credited to income. For the quarter ended March 31, 2006 the company expensed $ 421,762 as employee stock based compensation.
NOTE 4. ACCOUNTS RECEIVABLE
The company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor’s compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. At the period ended March 31, 2006 the company has provided allowance for bad debts in amounts of $ 51,000 for a note receivable on a company which is involved in litigation against Sutura.
NOTE 5. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
other factors in evaluating net realizable value. The Company has established a reserve of $ 10,000 for potential obsolescence of components. Inventories are comprised of the following as of:

March 31
2006
Raw material/WIP	$252,421
Work in process	91,618
Finished goods	41,780

385,819
Less: Reserve for obsolescence	(10,000)

$375,819

NOTE 6. PREPAID EXPENSES
The Company incurred financial consulting fees of $ 240,000 on the WhiteBox II 18 month loan of $ 3,000,000 received in March 2005 and $ 560,000 on the Whitebox III 36 month loan of $ 7,000,000 received in Sept 2005. These expenses are amortized over the term of the loans.
Prepaid expenses consisted of the following as of:

March 31
2006
Financial consulting Whitebox II	$100,000
Financial consulting Whitebox III	450,333
Other prepaid expenses	50,117

Total prepaid expenses	$600,450

NOTE 7. PROPERTY & EQUIPMENT
Property & equipment consisted of the following as of:

March 31
2006
Computers	$359,074
Office furniture and fixtures	580,233
Machinery and equipment	2,535,609

3,474,916
Less: Accumulated depreciation	(2,886,681)

$588,234

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES.
Accounts payable and accrued expenses consist of the following as of:

March 31
2006
Accounts payable — trade creditors	$543,319
Accounts payable — legal and professional	1,296,152
Accrued expenses	137,377
Accrued compensation	2,373,494
Accrued interest payable	433,452

Total accounts payable & accrued expenses	$4,783,793

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. LOAN PAYABLE-OFFICERS
The Company owes the officers the following amounts as of:

March 31
2006
Loans payable to officers on demand, interest free and unsecured.	$81,521
Loans payable to officers on demand, interest free and unsecured.	50,984

$132,505

NOTE 10. CUSTOMER DEPOSITS
In 2002, the Company entered into an option and distribution agreement with a distributor. Under the agreement, the Company received $1,250,000 as an advance payment which will be applied against 50% of distributor’s future purchases of products.

March 31
2006
Opening balance per January 1st, 2006	$1,170,975
Applied against shipments	0

Ending balance per March 31, 2006	$1,170,975

NOTE 11. NOTES PAYABLE-RELATED PARTY
The Company has one note payable to Gauss N.V. for the principal amount of €80,000 ($94,736) U.S. Dollars pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2006. Gauss N.V. is jointly owned by Mr. Ratering and Mr. Nobles, each of whom is an officer and director of Sutura. On January 1st 2006 €22,627 ($ 27,647) outstanding but unpaid interest was added to the principal sum of the note.
The total amount of the note is as follows as of:

March 31
2006
Notes payable with interest at 8% due and demandable on December 31, 2006	$124,579

Interest expense for the three month periods ended March 31, 2006 and March 31, 2005 for this note amounted to $2,467 and $2,113 respectively.
NOTE 12. NOTES PAYABLE-OFFICERS
The Company owes Mr. Ratering, an officer and director of Sutura, the principal amounts of $393,000 and $293,618 pursuant to two promissory notes, each bearing simple interest at 8% and each becoming due and payable on December 31, 2006. On January 1st 2006 $171,167 outstanding but unpaid interest was added to the principal sum of the notes.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Notes payable to officer consisted of the following at:

March 31
2006
Notes payable to officer on demand bearing interest rate of 8%, unsecured	$857,784

Interest expense for the three month periods ended March 31, 2006 and March 31, 2005 for these notes amounted to $17,156 and $13,732 respectively.
NOTE 13. CONVERTIBLE NOTES PAYABLE
On September 17, 2004, the Company arranged a debt financing of $6,550,000 from Whitebox Advisors and affiliated parties in exchange for the issuance of eighteen-month 12% convertible promissory notes and warrants (“Whitebox I”). On March 31, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the notes issued in connection with Whitebox I by extending the maturity dates until July 1, 2007. The performance of the notes is secured by all of the assets of the company. The notes most favorable conversion rights are based on a Company valuation of $100 million divided by the number of fully diluted shares of Common Stock outstanding on February 28, 2005. If all of the Whitebox I notes were converted the company would currently issue to the Whitebox affiliates 14,464,644 shares in the aggregate at a conversion rate of $ 0.4528. The number of shares issuable upon exercise of the Whitebox I warrants and the warrant exercise price are based on a Company valuation of $100 million divided by the number of fully diluted shares of Common Stock outstanding on February 28, 2005. The Whitebox I warrants have a term of 5 years which expires on September 17, 2009. The total number of shares issuable upon exercise of the Whitebox I warrants are 14,423,512 at an exercise price of $ 0.4541. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 2,928,362. The beneficial conversion feature of the notes was determined to be $ 3,621,638 and together with the value of the warrants recorded as a debt discount, a reduction of the carrying amount of the debt.
Using the effective interest method the total debt discount of the Whitebox I notes will be amortized over the extended term of the notes and charged to interest expense. In the three months ending March 31, 2006 and 2005 $ 291,377 and $649,973 respectively was expensed.
Interest expense for the quarter ended March 31, 2006 and 2005 amounted to $ 196,500 and $ 196,500 respectively.
On March 24, 2005, the Company arranged a debt financing of $3,000,000 from Whitebox and affiliated parties in exchange for the issuance of eighteen-month 8% secured convertible promissory notes and warrants (Whitebox II). On March 31, 2006, the Company and Whitebox entered into an agreement amending the notes issued in connection with Whitebox by extending the maturity dates until July 1, 2007. The notes, or any portion thereof, are convertible at a conversion rate that is equal to the greater of (i) $150,000,000 divided by the total number of fully diluted shares of the Company or (ii) the average closing bid price for the Company’s common stock for the 20 trading days preceding the conversion notice. On March 31,2006 the Whitebox II notes were convertible into an aggregate of 5,425,433 shares based on a conversion rate of $0.5309. The number of shares issuable upon exercise of the Whitebox II warrants are 1,666,667 at exercise price of $ 0.88.
The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 374,721 which was recorded as debt discount, a reduction of the carrying amount of the debt. There was no beneficial conversion feature on the notes.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Using the effective interest method the fair value of the warrants will be amortized over the new 27 months term of the note and charged to interest expense. In the three months ending March 31, 2006 and 2005 $ 33,938 and $ 16,096 respectively was expensed.
On March 31, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the Whitebox II notes and warrants by extending the maturity dates until July 1, 2007 and reducing the per share exercise price of the warrants to $0.45.
The fair value of the change in the exercise price of the warrant is $ 41,362 using the Black Scholes method assuming a volatility of the stock of 95%, remaining term of four years and a discount rate of 4.1%.
This amount has been expensed in the quarter and charged to interest expenses. Interest expense for the quarter ended March 31, 2006 and 2005 amounted to $ 60,000 and $ 8,000 respectively.
On September 7, 2005, the Company arranged a debt financing of $7,000,000 from Whitebox and affiliated parties in exchange for the issuance of 36 month secured convertible promissory notes and warrants. (“Whitebox III”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis. Beginning on April 30, 2007, and on the last day of each month thereafter, through and including August 2008, the Company is required to make aggregate principal payments of $250,000 on the Whitebox III notes. The notes are convertible into common stock determined by a company valuation of $250,000,000 divided by the total number of fully diluted shares of common stock outstanding on the conversion date.
On March 31,2006 ,based on the then outstanding shares of the Company, the Whitebox III notes were convertible into an aggregate of 7,595,606 shares resulting in a conversion rate of $0.8848.
The total numbers of warrants issued with a term of 5 years are 1,609,197 at an exercise price of $.87. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 891.404 and was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature of the notes was determined to be $ 839,234 and also recorded as a debt discount.
Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the three months ending March 31, 2006 $ 117,153 was expensed.
On March 31, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the notes and warrants issued in connection with Whitebox III by extending the commencement date of payments of principal due under the Whitebox III notes from April 30, 2007 until July 1, 2007 and by reducing the per share exercise price of the warrants to $0.45.
The fair value of the change in the exercise price of the warrant is $ 92,520 using the Black Scholes method assuming a volatility of the stock of 95%, remaining term of 4.5 years and a discount rate of 4.1%.
This amount has been expensed in the quarter and charged to interest expenses. Interest expense for the three months period ended March 31, 2006 amounted to $140,000.
The March 31, 2006, agreement between the Company and the Whitebox affiliated parties amending the notes and warrants issued in connection with Whitebox I, Whitebox II and Whitebox III, provided among other things, as follows:
The unpaid principal balance under the Whitebox I, Whitebox II and Whitebox III notes hereof from time to time outstanding shall bear interest at the rate of eight percent (8%) per annum if Maker raises

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The interest payments due on March 31, 2006 under the Whitebox I, Whitebox II and Whitebox III notes are deferred to July 31, 2006.
Summary of convertible notes payable at:

March 31
2006
Whitebox I	$6,550,000
Whitebox II	3,000,000
Whitebox III	7,000,000

$16,550,000
Beneficial conversion feature	(3,092,144)

$13,457,856

Summary of convertible notes conversion rights and warrants:

	Conversion	Conversion	Warrants	Warrants
	shares	price	shares	price
Whitebox I	14,464,644	0.4528	14,423,512	0.4541
Whitebox II	5,425,433	0.5530	1,666,667	0.4500
Whitebox III	7,595,606	0.9216	1,609,197	0.4500

	27,485,683		17,699,375

On March 4, 2005, the Company and Fusion Capital Fund II, LLC entered into an agreement pursuant to which the Company borrowed $500,000 in exchange for the issuance of an unsecured convertible promissory note and warrants to purchase shares of common stock. The note bears interest at 8% per annum and all outstanding amounts of principal and interest due there under were payable on March 4, 2006. The note was convertible at a price equal to the lesser of (i) a price per share (on a fully-diluted basis) based on a $125 million valuation for the Company or (ii) in the event that Company’s common stock is at the time of conversion traded or listed on an exchange or market, then the lesser of (a) a price per share (on a fully-diluted basis) based on a $125 million valuation for the Company, (b) the average closing trading prices for the ten consecutive trading days prior to the date of the note.
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
The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 85%, term of five years and a discount of 3.89% was determined to be $ 235,362 and was recorded as debt discount, a reduction of the carrying amount of the debt.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The beneficial conversion feature of the notes was determined to be $ 264,638 and also recorded as a debt discount. Using the effective interest method the total debt discount will be amortized over the 18 months term of the note and charged to interest expense. In the three months ending March 31, 2006 and 2005 an amount of $ 144,153 and $ 19,939 was expensed respectively. Interest expense for the quarter ended March 31, 2006 and 2005 amounted to $ 11,971 and $ 2,889 respectively.
On March 31, 2006, the Company and Fusion Capital Fund II, LLC entered into an agreement pursuant to which Fusion has agreed to convert on March 31, 2006 the principal balance of its note and all accrued but unpaid interest of $ 44,860 into 1,220,565 shares of the Company’s common stock. Accordingly, the warrant issued to Fusion will entitle it to purchase up to 1,220,565 shares of common stock at an exercise price of $0.4464 per share.
NOTE 14. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. Comprehensive loss included a net translation loss of $ 11,901 for the quarter ended March 31, 2006. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $897,875 as of March 31, 2006.
NOTE 15. SHAREHOLDERS EQUITY
On March 31, 2006, the Company and Fusion Capital Fund II, LLC entered into an agreement pursuant to which Fusion has agreed to convert on March 31, 2006 the principal balance of its note and all accrued but unpaid interest for a total of $ 544,860 into 1,220,565 shares of the Company’s common stock.
NOTE 16. WARRANTS
Following the agreement of March 31, 2006 between Fusion and the Company, Fusion has agreed to convert on that day the principal balance of its note and all accrued but unpaid interest into 1,220,565 shares of the Company’s common stock. Accordingly, the warrant issued to Fusion will entitle it to purchase up to 1,220,565 shares of common stock at an exercise price of $0.4464 per share.
Summary of outstanding warrants as of March 31, 2006:

			Remaining
	Total	Price	Life
OUTSTANDING, DECEMBER 2005	6,311,951	0.6259	3.5 Years
Warrants issued to Fusion	1,220,565	0.4464	4.0 Years
Cancelled in 2006	—	—	—
Exercised in 2006	—	—	—

OUTSTANDING, MARCH 2006	7,532,516	0.6259	3.6 Years

NOTE 17. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2006, the Company had incurred cumulative losses of $60,185,839 and net loss of $3,548,771 for the three months period ended March 31, 2006. Also, all the assets of the company have been pledged against the Whitebox Notes.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2006, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and management of accounts payable.
NOTE 18. LEGAL PROCEEDINGS
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
NOTE 19 RELATED PARTY TRANSACTIONS
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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion of Sutura’s results of operations and financial condition should be read together with the Company’s December 31, 2005 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB. This discussion may contain forward-looking statements that involve risks and uncertainties. The risks and uncertainties include, without limitation, risks associated with the need for adoption of our new products, limited working capital, lack of profitability, exposure to intellectual property claims, dependence on key vendors, exposure to possible product liability claims, the development of new products by others, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, and actions by the FDA. Our actual results could differ materially from those anticipated in these forward-looking statements.
General
On August 19, 2005, Sutura, Inc. was merged with TVGR, a development stage public reporting company pursuant to the terms of that certain Agreement and Plan of Merger, dated November 22, 2004, by and between Sutura (“Prior Sutura”) and TVGR (the “Merger Transaction”). Pursuant to the Merger Transaction, the separate existence of Prior Sutura ceased and TVGR continued as the surviving corporation under Delaware law and is vested with all of the collective, assets, liabilities, powers and privileges of both Registrant and Sutura. Further, as part of the Merger Transaction, the name of the Company was changed to Sutura, Inc. and the assets and operations of the Company in existence immediately prior to consummation of the Merger Transaction were placed into a wholly-owned subsidiary and are now being operated as a separate line of business. Pursuant to the Merger Transaction, the stockholders of prior TVGR prior to the merger received 10,468,945 shares of common stock in the aggregate and, as result, those stockholders of TVGR owned approximately 5% of the combined company immediately following the Merger Transaction. Accordingly, the merger has been accounted for as a recapitalization of Prior Sutura and the historical financial statements are those of Prior Sutura, Inc (accounting acquirer). In addition pursuant to the Merger Transaction approximately 96.0 million shares of the Company’s common stock have been reserved for issuance to persons holding rights to convert debt or to exercise options or warrants for shares of common stock of Sutura. Prior to consummation of the Merger Transaction, effective at 5:00 pm Eastern Time on August 19, 2005, the Company’s Certificate of Incorporation was amended to affect a 12 for 1 reverse stock split and to increase the authorized number of shares of its common stock from 100,000,000 to 500,000,000. No pro forma financial information is disclosed as the amounts are immaterial.
Sutura is a medical device company that designs, develops, manufactures, and markets a family of patented suture mediated stitching devices for vascular tissue approximation. Sutura’s operations, to date, have consisted mainly of raising capital, research, development, and clinical testing of its SuperStitch vascular suturing devices, obtaining regulatory clearances and approvals in the U.S.,Asia and Europe and limited manufacturing and sales.
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
Revenue Recognition
In the United States, Germany and France, Sutura sells its products directly to hospitals and clinics. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers. The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved and, if approved, customers will receive full credit. In all other international markets, Sutura sells it products to local distributors, who subsequently resell the products to hospitals and clinics. Sutura has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor. The Company warrants that its products are free from manufacturing defects at the time of shipment to the distributor. Revenue is recognized upon shipment of products to distributors following the receipt and acceptance of a distributor’s purchase order.
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
Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans. Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.
Sutura accounts for equity instruments issued to non-employees in accordance with the provisions of Financial Accounting Standards No 123, accounting for Stock-Based Compensation, and as amended by SFAS 148, and Emerging Issues Task Force Issue No 96-18, accounting for Equity Instruments, that are issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services.
Debt with Detachable Stock Purchase Warrants and Beneficial Conversion Features
The proceeds received from debt issued with detachable stock purchase warrants is allocated between the notes and the warrants, based upon the relative fair values of the two securities. The difference between the proceeds allocated to the notes and the face value of the notes is recognized as beneficial conversion feature and reflected as a discount from the convertible notes with a corresponding credit to additional paid-in capital. This beneficial conversion feature together with the value of the warrants is amortized to interest expense over the term of the debt instrument, using the effective interest method.
Reclassification of expenses
Certain prior period expenses have been reclassified to conform to current period presentation.
Financial Condition and Results of Operations for the three months period ended March 31, 2006 compared to three months period ended March 31, 2005
Comparing the results of operations between the three months periods ended March 31, 2006 and 2005, the most significant changes affecting operating results is the introduction in late 2005 of the new design of the “as simple as 123” SuperStitch and the ramp up of manufacturing for the “as simple as 123” product. Total headcount for the Company increased from 35 per the end of March 2005 and 49 per the end of March 2006. In September and October of 2005, after successful feedback from users, the company started hiring an experienced sales force and clinical specialists and has a first group of eight professionals that sell the products in the US market.
Net Sales
Net sales increased to $243,111 for the quarter ended March 31, 2006, compared to $ 28,395 for the three months ended March 301, 2005. Sales in the USA increased to $ 137,255 from $ 17,050 and export sales increased to $ 105,855 from $ 11,355 a year ago. The Company has now hired eight new sales and clinical persons in the US. In 2005 sales were limited as the company had decided to only supply the first generation product to some existing European accounts and had no sales and marketing activities in the USA.
Cost of Sales
Cost of sales is comprised of all costs to manufacture our products, including materials, labor and related overhead costs including warranty and service costs. Cost of sales increased 44 % to $625,282 for the three months period ended March 31, 2006 from $434,962 for the three months period last year. The increase is a combination of higher manufacturing activity and therefore direct expenses and higher cost absorption from units supplied to inventory. Total headcount in manufacturing increased from 16 per the end of March 2005 to 22 per the end of March 2006. Total payroll related expenses were $ 303,000 for the three months period ended March 31, 2006 compared to $206,000 for the same period last year. Other increases were stock based compensation expenses of $ 15,797 for options issued to employees on January 9, 2006.

The company also has a class of outstanding options issued in 1999 and 2000 that have been repriced in 2001 and that are accounted for as variable priced options. The value of these options is recalculated each quarter based on the latest value of our stock compared to the prior period and the difference charged or credited to income. For the quarter ended March 31, 2006 the company expensed $ 70,294 as employee stock based compensation versus no such expense last year.
Research and Development
Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Research and development expenses increased by 39% to $126,906 in the quarter ended March, 31 2006 from $91,300 in the quarter ended March 31, 2005. The increase is mainly in payroll expenses and expenses to develop further generations of the “as simple as 123” product. Other increases were stock based compensation for employees of $ 16,717 for options issued on January 9, 2006.
General and Administrative
General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts. General and administrative expenses increased 180% to $ 1,413,690 in the quarter ended March 2006 from $ 503,100 in the quarter ended March 2005. Headcount in G&A increased to 7 in the quarter ended March 2006 from 6 at the end of the quarter ended March 2005. The increase in expenses is mainly the result of an $110,000 increase in payroll, $46,314 for stock based compensation for options issued on January 9, 2006, $ 254,000 increase in legal expenses, $ 25,000 in outside services, $ 27,000 in higher taxes and licenses, $ 16,000 in higher insurances, $ 67,000 in amortization of financing fees related to the Whitebox loans and $10,035 in stock based compensation for consulting services. The company also has a class of outstanding options issued to employees in 1999 and 2000 that have been repriced in 2001 and that as a consequence need to be accounted for as variable priced options. The value of these options is recalculated each quarter based on the latest value of our stock compared to the prior period and the difference charged or credited to income. For the quarter ended March 31, 2006 the company expensed $ 325,434 as employee stock based compensation versus no such expense last year.
Sales and Marketing
Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our direct sales force, advertising costs and expenses related to trade shows, distributor support and seminars.
Headcount in Sales and Marketing increased from 5 per the end of March 2005 to 13 per the end of March 2006. Sales and marketing expenses increased 141% to $475,464 in the quarter ended March 31, 2006 from $ 197,459 in the quarter ended March 2005. The increases are mainly the result of US based marketing and sales activities. US based payroll expenses were $273,000 in the three months period ended March 2005 compared to $ 61,000 in the same period of 2005. On January 9 2006 the company issued options to members of its clinical advisory board and charged $16,071 in stock based compensation for consulting services this quarter. Other increases were stock based compensation of $ 21,408 for options issued to employees on January 9, 2006. The company also has a class of outstanding options issued to employees in 1999 and 2000 that have been repriced in 2001 and that as a consequence need to be accounted for as variable priced options. The value of these options is recalculated each quarter based on the latest value of our stock compared to the prior period and the difference charged or credited to income. For the quarter ended March 31, 2006 the company expensed $ 26,035 as employee stock based compensation versus no such expense last year.
Interest income/expense
Interest expenses for the quarter ended March 2006 increased by 47% to $444,093 compared to $301,766 in the quarter ended March 2005. The increase in interest is a direct consequence of higher borrowing levels at higher rates than a year ago. In addition to the interest the company amortizes the fair value of the warrants and the beneficial conversion feature of the notes over the term of the notes. In the three month period ended March 2006 $ 586,891 was expensed compared to $ 696,718 in the same period last year.
On March 31, 2006, the Company and Whitebox entered into an agreement amending the notes and warrants issued in connection with Whitebox I, Whitebox II and Whitebox III, and recorded additional option expenses of $ 133,612 which was also expensed this quarter.

	March 31	March 31
	2006	2005
Interest expenses.
Note payables	$2,467	$5,670
Note payable officer	17,156	16,732
Convertible notes officers	0	83,905
Whitebox I	196,500	196,500
Fusion	11,971	2,889
WhiteboxII	60,000	8,000
Whitebox III	140,000	0
Other	16,000	(11,930)

	$444,094	$301,766

Beneficial conversion and warrant amorization
Whitebox I	$291,377	$649,973
Fusion	144,153	17,939
Whitebox II	33,938	28,806
Repricing options Whitebox II	41,362	0
Whitebox III	117,153	0
Repricing options Whitebox III	92,520	0

	$720,503	$696,717

Liquidity and Capital Resources
During the quarter ended September 2005 the Company used $1,678,165 of cash in operating activities.
Following discussions between Fusion and the Company, Fusion has agreed to convert the principal balance of its note and all accrued but unpaid interest for a total of $ 544,860 into 1,220,565 shares of the Company’s common stock. Accordingly, the warrant issued to Fusion will entitle it to purchase up to 1,220,565 shares of common stock at an exercise price of $0.4464 per share.
The Company ended the period with a cash balance of $ 539,940. We believe our existing available cash, cash commitments, cash equivalents and short-term investments as of March 31, 2006, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements until June 2006. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public and private financings. We are currently engaged in discussions with potential financing sources regarding funding in the form of equity investments and convertible debt financing. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and/or possibly cease operations.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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

ITEM 2. CHANGES IN SECURITIES
     See Item 7.01 of the Registrant’s Current Report on Form 8-K filed on August 19, 2005
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Amendment to Certificate of Incorporation.(2)
3.3	Certificate of Amendment to Certificate of Incorporation.(6)
3.4	Certificate of Merger.(6)
3.5	Bylaws.(6)
4.1	Form of Common Stock Certificate.(1)
10.1	Sutura Inc. 2001 Stock Option Plan.(6)
10.2	Sutura Inc. 1999 Stock Option Plan.(6)
10.3	Employment Agreement with Egbert Ratering.(6)
10.4	Employment Agreement with Anthony Nobles.(6)
10.5	Sutura Inc. 2006 Stock Option Plan.(6)
10.6	Lease for Fountain Valley Location.(6)
10.7	Sucor License Agreement.(6)
10.8	Sterilis License Agreement.(6)
10.9	Option and Distribution Agreement with Getz Bros. & Co., Inc., dated September 20, 2002.(6)
10.10	Convertible Promissory Note in Favor of Getz Bros. & Co., Inc., dated September 20, 2002.(6)

Exhibit
Number	Description
10.11	Purchase Agreement, dated as of September 17, 2004 by and between Sutura, Inc. and certain other parties thereto.(3)
10.12	Purchase Agreement, dated as of March 24, 2005 by and between Sutura, Inc. and certain other parties thereto.(3)
10.13	Form of Secured Convertible Promissory Note, dated September 17, 2004.(3)
10.14	Form of Secured Convertible Promissory Note dated March 24, 2005.(3)
10.15	Form of Warrant, dated September 17, 2004.(3)
10.16	Form of Warrant dated, March 24, 2005.(3)
10.17	Purchase Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.(3)
10.18	Second Amended Security Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.(3)
10.19	Second Amended Patent and Trademark Security Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.(3)
10.20	Second Amended Registration Rights Agreement, dated September 7, 2005 by and between Setura, Inc. and certain other parties thereto.(3)
10.21	Form of Secured Convertible Promissory Note, dated September 7, 2005.(3)
10.22	Form of Warrant dated September 7, 2004.(3)
10.23	Amendment to Secured Convertible Promissory Notes and Warrants, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.(3)
10.24	Amendment to Secured Convertible Promissory Notes and Warrants, dated March 31, 2006 by and between Sutura, Inc. and certain other parties thereto.(4)
10.25	Agreement and Plan of Merger dated November 22, 2004.(5)
10.26	Distributor Agreement with Getz Bros & Co., Inc. dated September 20, 2002.(6)
10.27	Distribution Agreement with The Lifemed Group, Inc. dated January 16, 2006.(6)
31.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as part of the Form 10-KSB filed in May 1995 and amendments thereto which are hereby incorporated by reference.

(2)	Previously filed as part of the Form 10-KSB for the period ending December 31, 2001.

(3)	Previously filed as an exhibit to Form 8-K, filed on September 13, 2005.

(4)	Previously filed as an exhibit to Form 8-K filed on March 31, 2006.

(5)	Previously filed as an exhibit to Form 8-K filed on December 1, 2004

(6)	Previously filed as an exhibit to Form 10-KSB for the period ending December 31, 2005.
b)	Reports on Form 8-K
     Registrant filed a Current Report on Form 8-K on March 31, 2006 disclosing an amendment made to the Secured Convertible Promissory Notes and Warrants issued to certain affiliates of Whitebox Advisors, LLC.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTURA, INC. Registrant
Date: May 22, 2006	By:	/s/ ANTHONY NOBLES
Anthony Nobles, President and Chief Executive Officer

Date: May 22, 2006	By:	/s/ EGBERT RATERING
Egbert Ratering, Chief Financial Officer