Form 10QSB
period 2006-06-30
Sutura, Inc.
filed 2006-08-21
CIK 937814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2006

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
Yes ☐      No ☑
At August 15, 2006, 186,000,000 shares of common stock were outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

SUTURA, INC.
INDEX TO FORM 10-QSB
JUNE 30, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$339,368
Accounts Receivable, Net	163,294
Inventory	563,944
Prepaid expenses	609,047

Total current assets	1,675,652

PROPERTY AND EQUIPMENT, net	548,928

DEPOSITS	101,587

$2,326,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,204,878
Loan payable - officers	134,056
Customer deposits	1,165,975
Notes payable - officers	857,784
Notes payable - related party	131,147

Total current liabilities	7,493,840

LONG TERM LIABILITIES:
Convertible notes payable- net of beneficial conversion feature	15,655,933

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, issued and outstanding	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 186,637,990 shares issued and outstanding	186,637
Additional paid in capital	42,943,706
Accumulated deficit	(63,030,930)
Other comprehensive loss	(923,018)

Total stockholders’ deficit	(20,823,605)

$2,326,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	2006	2005	2006	2005
NET SALES	$153,689	$49,587	$396,800	$77,983

COST OF GOODS SOLD(1)	428,399	394,943	1,053,680	829,905

GROSS LOSS	(274,710)	(345,355)	(656,881)	(751,922)

OPERATING EXPENSES:
Research and development(1)	145,701	111,046	272,607	202,346
General and administrative(1)	1,029,338	752,215	2,443,028	1,255,315
Sales and marketing(1)	518,453	229,411	993,917	426,869
Total operating expenses	1,693,492	1,092,672	3,709,551	1,884,531

OPERATING LOSS	(1,968,202)	(1,438,028)	(4,366,432)	(2,636,454)

OTHER INCOME (EXPENSE)
Interest Income	772	740	14,828	1,014
Interest Expense(2)	(877,662)	(1,363,530)	(2,042,258)	(2,362,014)
Other Income (Expense)	—	(191,910)	—	(298,370)

Total other income (expense), net	(876,890)	(1,554,700)	(2,027,430)	(2,659,370)

NET LOSS	(2,845,091)	(2,992,729)	(6,393,862)	(5,295,824)

OTHER COMPREHENSIVE GAIN (LOSS)
Translation adjustment	(25,144)	227,636	(37,044)	358,325

COMPREHENSIVE LOSS	$(2,870,235)	$(2,765,093)	$(6,430,907)	$(4,937,499)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE	186,637,990	159,807,252	186,031,080	159,782,046

SHARES OUTSTANDING*

*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.
The accompanying notes are an integral part of these unaudited consolidated financial statements.
(1)Includes stock-based compensation charges of:
Cost of good sold	15,797	—	101,888	—
Research and development	16,717	—	33,434	—
General and administrative	46,314	—	418,062	—
Sales and Marketing	21,408	—	68,851	—
(2)Includes amortization of beneficial conversion feature and warrants issued of:	148,128	1,028,600	868,631	1,725,318

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS PERIODS ENDED JUNE 30 2006 AND 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,393,862)	$(5,295,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,534	159,480
Beneficial conversion feature	1,168,580	1,725,318
Stock based compensation expenses- employees	622,235	—
Stock based compensation expenses- non employees	52,212	—
(Increase) decrease in current assets:
Accounts receivables	(57,512)	(50,312)
Inventory	(314,069)	(201,512)
Prepaid expenses	70,484	(38,598)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	1,190,274	822,400
Accrued payroll	(68,966)	(115,094)
Customer deposits	(5,000)	—

Total Adjustments	2,795,773	2,301,683

Net cash used for operating activities	(3,598,090)	(2,994,140)

CASH FLOWS INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(132,297)	(92,529)
Total cash flow investing activities	(132,297)	(92,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements	—	100,015
Proceeds from notes payable	1,750,000	3,500,000

Net cash provided by financing activities	1,750,000	3,600,015

Effect of rate changes on cash and cash equivalents	2,751	—

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,977,635)	513,346

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,317,003	623,729

CASH & CASH EQUIVALENTS, ENDING BALANCE	$339,368	$1,137,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes	$—	$—

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
Sutura meets the definition of a “Small Business Issuer” as such term is defined in Item 10(a) of Regulation S-B under the Securities Exchange Act of 1934, as amended. Sutura currently has 39 employees, and maintains its headquarters in Fountain Valley, California, in a 20,000 square foot facility. This facility is a QSR (Food and Drug Administration — Quality Systems Regulations) and ISO (International Standards Organization) certified freestanding facility with 2,000 square feet of cleanroom space and an additional 3,200 square feet convertible to cleanroom, if required. Sales offices (with warehouse space) of approximately 1,000 square feet each are leased in Amsterdam, the Netherlands and La Gaude, France to support sales and marketing efforts in Europe. “Sutura(R)” and “SuperStitch(R)” are registered trademarks.

NOTE 2. BASIS OF PRESENTATION
PRINCIPALS OF CONSOLIDATION
The consolidated financial statements include the accounts of Sutura Inc. and its wholly owned subsidiaries Technology Visions Inc., HeartStitch, Inc., Sutura BV, Sutura SARL and Sutura GMBH. All significant intercompany accounts and transactions have been eliminated.
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
During the six month period ended June 30, 2006 and 2005, comprehensive loss included a net translation loss of $ 37,044 and a gain of $ 358,325 respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $ 923,018 as of June 30, 2006.
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

Recently Issued Accounting Pronouncements
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement on its financial statements.
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
NOTE 3. STOCK BASED COMPENSATION
On January 9, 2006, the Board of Directors of the Company unanimously approved the Sutura, Inc. 2006 Stock Option Plan. The number of shares of the Company’s common stock subject to the plan may not exceed 20,000,000. The plan may be administered by the board of directors or by a committee thereof and permits the issuance of non-qualified stock options to employees, officers, directors and consultants of the Company and incentive stock options only to employees of the Company. The plan has a term of 10 years and incentive stock options may not be issued under the plan unless the plan is approved by the stockholders of the Company on or before January 8, 2007. The board or committee administering the plan has broad authority to determine the amount and vesting terms of any option grant.
On January 9, 2006 the entire Board of Directors also unanimously approved the issuance of non-qualified options to employees, directors and consultants of the Company to purchase 5,625,000 shares of the Company’s common stock pursuant to the plan. All of these options have an exercise price of $0.30,are subject to a four year vesting period whereby 25% of the granted options vest at the end of the first year following the grant date, and the remaining option amounts vest in equal quarterly installments over the next following three years.
The following table summarizes the outstanding options activity for the six months period ended June 30, 2006 as follows:

			Aggegrate
		Weighted	Intrinsic
	Total	price	Value
OUTSTANDING, DECEMBER 2005	42,862,253	$0.11	$18,327,247

Granted in 2006	5,625,000	0.31
Cancelled in 2006	(274,284)
Exercised in 2006	—

OUTSTANDING, JUNE 2006	48,212,969	$0.13	$2,562,597

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
Under the modified prospective approach, compensation cost recognized for the first six months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006 that have vested during the six months ended June 30, 2006, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The fair value of the options issued on January 9, 2006 using the Black Scholes method assuming a volatility of the stock of 95%, life of 10 years and a discount rate of 4.1% is $1,502,361. This amount will be expensed over the 4 year vesting period of the options.
In the six month period ending June 30, 2006 an amount of $ 200,472 was expensed as employee option expenses and $ 52,213 as non employee option expense respectively.

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the six month period ended June 30, 2005:

Net loss, as reported	$(5,295,824)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(74,192)
Pro forma net loss	$(5,370,016)

Basic and diluted weighted average shares outstanding	159,782,046

Basic and diluted as reported	$(0.03)

Basic and diluted pro forma	(0.03)
NOTE 4. ACCOUNTS RECEIVABLE
The company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor’s compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. At the period ended June 30, 2006 the company has provided allowance for bad debts in amounts of $ 51,000 for a note receivable on a company which is involved in litigation against Sutura.
NOTE 5. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. The Company has established a reserve of $ 20,000 for potential obsolescence of components.
Inventories are comprised of the following as of:

June 30
2006
Raw material/WIP	$415,365
Work in process	102,259
Finished goods	66,320

583,944
Less: Reserve for obsolescence	(20,000)

$563,944

NOTE 6. PREPAID EXPENSES
The Company incurred financial consulting fees of $ 240,000 on the WhiteBox II 18 month loan of $ 3,000,000 received in March 2005 and $ 560,000 on the Whitebox III 36 month loan of $ 7,000,000 received in Sept 2005. These expenses are amortized over the term of the loans.

Prepaid expenses consisted of the following as of:

June 30
2006
Financial consulting Whitebox II	$80,000
Financial consulting Whitebox III	403,666
Other prepaid expenses	125,381

Total prepaid expenses	$609,047

NOTE 7. PROPERTY & EQUIPMENT
Property & equipment consisted of the following as of:

June 30
2006
Computers	$383,115
Office furniture and fixtures	561,650
Machinery and equipment	2,567,201

3,511,966
Less: Accumulated depreciation	(2,963,038)

$548,928

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES.
Accounts payable and accrued expenses consist of the following as of:

June 30
2006
Accounts payable - trade creditors	$605,941
Accounts payable - legal and professional	1,268,010
Accrued expenses	150,995
Accrued compensation	2,316,810
Accrued interest payable	863,122

Total accounts payable & accrued expenses	$5,204,878

NOTE 9. LOAN PAYABLE-OFFICERS
The Company owes the officers the following amounts as of:

June 30
2006
Loans payable to officers on demand, interest free and unsecured.	$72,717
Loans payable to officers on demand, interest free and unsecured.	61,339

$134,056

NOTE 10. CUSTOMER DEPOSITS
In 2002, the Company entered into an option and distribution agreement with a distributor. Under the agreement, the Company received $1,250,000 as an advance payment which will be applied against 50% of distributor’s future purchases of products.

June 30
2006
Opening balance per January 1st, 2006	$1,170,975

Applied against shipments	5,000

Ending balance per June 30, 2006	$1,165,975

NOTE 11. NOTES PAYABLE- RELATED PARTY
The Company has one note payable to Gauss N.V. for the principal amount of €80,000 ($102,232) U.S. Dollars pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2006. Gauss N.V. is jointly owned by Mr. Ratering and Mr. Nobles, each of whom is an officer and director of Sutura. On January 1st 2006 €22,627 ($ 28,915) outstanding but unpaid interest was added to the principal sum of the note.
The total amount of the note is as follows as of:

June 30
2006
Notes payable with interest at 8% due and demandable on December 31, 2006	$131,147

Interest expense for the three month periods ended June 30, 2006 and June 30, 2005 for this note amounted to $2,580 and $2,005 respectively. Interest expense for the six month periods ended June 30, 2006 and June 30, 2005 amounted to $5,047 and $4,118 respectively.
NOTE 12. NOTES PAYABLE-OFFICERS
The Company owes Mr. Ratering, an officer and director of Sutura, the principal amounts of $393,000 and $293,618 pursuant to two promissory notes, each bearing simple interest at 8% and each becoming due and payable on December 31, 2006. On January 1st 2006 $171,167 outstanding but unpaid interest was added to the principal sum of the notes.
Notes payable to officer consisted of the following at:

June 30
2006
Notes payable to officer on demand bearing interest rate of 8%, unsecured	$857,784

Interest expense for the three month periods ended June 30, 2006 and June 30, 2005 for these notes amounted to $17,156 and $13,732 respectively. Interest expense for the six month periods ended June 30, 2006 and June 30, 2005 amounted to $34,311 and $27,464 respectively.
NOTE 13. COVERTIBLE NOTES PAYABLE
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
Using the effective interest method the total debt discount of the Whitebox I notes will be amortized over the extended term of the notes and charged to interest expense. In the three months ending June 30, 2006 and 2005 $ 291,377 and $871,450 respectively was expensed. In the six month period ending June 30, 2006 and 2005 $ 582,754 and $ 1,521,423 respectively was expensed.
Interest expense for the quarter ended June 30, 2006 and 2005 amounted to $ 196,500 and $ 196,500 respectively. Interest expense for the six month periods ended June 30, 2006 and 2005 amounted to $ 393,000 and $ 393,000 respectively.
On March 24, 2005, the Company arranged a debt financing of $3,000,000 from Whitebox and affiliated parties in exchange for the issuance of eighteen-month 8% secured convertible promissory notes and warrants (Whitebox II). On March 31, 2006, the Company and Whitebox entered into an agreement amending the notes issued in connection with Whitebox by extending the maturity dates until July 1, 2007. The notes, or any portion thereof, are convertible at a conversion rate that is equal to the greater of (i) $150,000,000 divided by the total number of fully diluted shares of the Company or (ii) the average closing bid price for the Company’s common stock for the 20 trading days preceding the conversion notice. On June 30, 2006 the Whitebox II notes were convertible into an aggregate of 5,425,433 shares based on a conversion rate of $0.5530. The number of shares issuable upon exercise of the Whitebox II warrants is 1,666,667 at exercise price of $ 0.88.
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
Using the effective interest method the fair value of the warrants will be amortized over the new 27 months term of the note and charged to interest expense. In the three months ending June 30, 2006 and 2005 $ 33,938 and $ 49,603 respectively was expensed. In the six month periods ending June 30, 2006 and 2005 $ 67,876 and $ 65,698 respectively was expensed.
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
This amount has been expensed and charged to interest expenses. Interest expense for the quarter ended June 30, 2006 and 2005 amounted to $ 60,000 and

$ 40,000 respectively. Interest expense for the six month period ended June 30, 2006 and 2005 amounted to $ 120,000 and $ 41,555 respectively.
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
The notes are convertible into common stock determined by a company valuation of $250,000,000 divided by the total number of fully diluted shares of common stock outstanding on the conversion date. On June 30, 2006, based on the then outstanding shares of the Company, the Whitebox III notes were convertible into an aggregate of 7,595,606 shares resulting in a conversion rate of $0.8848. The total numbers of warrants issued with a term of 5 years are 1,609,197 at an exercise price of $         .87. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 891,404 and was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature of the notes was determined to be $ 839,234 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the three and six month periods ending June 30, 2006 $ 122,762 and $ 239,915 was expensed respectively.
On March 31, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the notes and warrants issued in connection with Whitebox III by extending the commencement date of payments of principal due under the Whitebox III notes from April 30, 2007 until July 1, 2007 and by reducing the per share exercise price of the warrants to $0.45. The fair value of the change in the exercise price of the warrant is $ 92,520 using the Black Scholes method assuming a volatility of the stock of 95%, remaining term of 4.5 years and a discount rate of 4.1%. This amount has been expensed and charged to interest expenses. Interest expense for the three and six month periods ended June 30, 2006 amounted to $140,000 and $ 280,000 respectively.
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

The interest payments due on March 31, 2006 under the Whitebox I, Whitebox II and Whitebox III notes are deferred to July 31, 2006.
On April 27, 2006, the Company completed the private placement of $ 750,000 aggregate principal amount of Convertible Promissory Notes with Idylwood

Partners L.P. (the “Idlywood Note”) The Idylwood Note bears interest at the rate of eight percent (8%) per annum. All outstanding principal amounts and accrued interest under such notes is due in a balloon payment on December 31, 2006. In the event the Company consummates, prior to December 31, 2006, an equity or convertible debt financing in an aggregate amount of not less than $5,000,000, including amounts under the Idylwood Note (a “Qualified Financing”), then the outstanding principal amount and all accrued interest under the Idylwood Note shall be automatically converted into equity or convertible debt on the same terms as the other investors in the Qualified Financing; provided, however, that the price per share for conversion of this note into equity or the conversion rate of the convertible debt that this note is exchanged for shall be 90% of the average per share price paid or of the conversion rate (as applicable) of such other investors.
On June 7, 2006, the Company completed the private placement of $500,000 aggregate principal amount of Secured Convertible Promissory Notes (the “June 7 Notes”) with certain affiliates of Whitebox Advisors, LLC and entered into Third Amended Security Agreement and a Third Amended Patent and Trademark Security Agreement with respect to the June 7 Notes.
The June 7 Notes bear interest at the rate of eight percent (8%) per annum. Interest only is payable in cash quarterly in arrears on the last day of each calendar quarter, beginning June 30, 2006. On June 7, 2007, the remaining outstanding principal balance of the June 7 Notes will be due and payable in cash, together with all then-accrued but unpaid interest. The Company has no right of early prepayment on the June 7 Notes.
The entire outstanding principal amount of the June 7 Notes, together with any accrued but unpaid interest on the such notes, will be automatically converted into the Company’s capital stock upon the closing of a sale of the Company’s capital stock, with aggregate gross proceeds of at least $2.0 million to the Company. The conversion rate of the June 7 Notes shall initially be equal to 90% of the per share purchase price of the Company’s capital stock that is sold in an offering, with aggregate gross proceeds of at least $2.0 million on or before March 31, 2007. Notwithstanding anything to the contrary contained in the June 7 Notes, the number of shares of Common Stock that may be acquired by a payee upon any conversion of any such note shall be limited to the extent necessary to insure that, following such conversion (or other issuance), the total number of shares of Common Stock then beneficially owed by any payee and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the payee’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock of the Company (including for such purpose the shares of Common Stock issuable upon such conversion or payment). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder.
On June 28, 2006, the Company completed the private placement of $500,000 aggregate principal amount of Secured Convertible Promissory Notes (the “June 28 Notes”) with certain affiliates of Whitebox Advisors, LLC and entered into a Fourth Amended Security Agreement and a Fourth Amended Patent and Trademark Security Agreement with respect to the Notes.
      The June 28 Notes bear interest at the rate of eight percent (8%) per annum. Interest only is payable in cash in arrears on the last day of each calendar quarter, beginning September 30, 2006. On June 28, 2007, the remaining outstanding principal balance of the June 28 Notes will be due and payable in cash, together with all then-accrued but unpaid interest. The Company has no right of early prepayment on the June 28 Notes.
     The entire outstanding principal amount of the June 28 Notes, together with any accrued but unpaid interest on such notes, will be automatically converted into The Company’s capital stock upon the closing of a sale of the Company’s capital stock, with aggregate gross proceeds of at least $2.0 million to the Company. The conversion rate of the June 28 Notes shall initially be equal to 90% of the per share purchase price of the Company’s capital stock that is sold in an offering, with aggregate gross proceeds of at least $2.0 million on or before March 31, 2007. Notwithstanding anything to the contrary contained in the June 28 Notes, the number of shares of Common Stock that may be acquired by a payee upon any conversion of any such note shall be limited to the extent necessary to insure that, following such conversion (or other issuance), the total number of shares of Common Stock then beneficially owed by any payee and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the payee’s for purposes of Section 13(d) of the Exchange Act, does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock of the Company (including for such purpose the shares of Common Stock issuable upon such conversion or payment). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder. The June 7 Notes and June 28 Notes are collectively referred to as “Whitebox IV Notes”.
Summary of convertible notes payable at:

June 30
2006
Whitebox I	$6,550,000
Whitebox II	3,000,000
Whitebox III	7,000,000
Idylwood Partners L.P.	750,000
Whitebox IV	1,000,000

$18,300,000
Beneficial conversion feature	(2,644,067)

$15,655,933

Summary of convertible notes conversion rights and warrants:

					Aggegrate
	Conversion	Conversion	Warrant	Warrants	Intrinsic
	shares	price	shares	price	Value
Whitebox I	14,464,644	0.4528	14,423,512	0.4541	—
Whitebox II	5,425,433	0.5530	1,666,667	0.4500	—
Whitebox III	7,595,606	0.9216	1,609,197	0.4500	—

	27,485,683		17,699,375		—

On March 4, 2005, the Company and Fusion Capital Fund II, LLC entered into an agreement pursuant to which the Company borrowed $500,000 in exchange for the issuance of an unsecured convertible promissory note and warrants to purchase shares of common stock. The note bears interest at 8% per annum and all outstanding amounts of principal and interest due there under were payable on March 4, 2006. On March 31, 2006, the Company and Fusion Capital Fund II, LLC entered into an agreement pursuant to which Fusion has agreed to convert on March 31, 2006 the principal balance of its note of $ 500,000 and all accrued but unpaid interest of $ 44,860 into 1,220,565 shares of the Company’s common stock. Accordingly, the warrant issued to Fusion will entitle it to purchase up to 1,220,565 shares of common stock at an exercise price of $0.4464 per share.

NOTE 14. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. Comprehensive loss included a net translation loss of $ 37,044 for the six month period ended June 30, 2006. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $923,018 as of June 30, 2006.
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
Summary of outstanding warrants as of June 30, 2006:

				Aggegrate
			Remaining	Intrinsic
	Total	Price	Life	Value
OUTSTANDING, DECEMBER 2005	6,311,951	0.6259	3.0 Years	—
Warrants issued Fusion	1,220,565	0.4464	3.75 Years	—
Cancelled in 2006	—	—	—	—
Exercised in 2006	—	—	—	—

OUTSTANDING, JUNE 2006	7,532,516	0.6259	3.1 Years	—

NOTE 17. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2006, the Company had incurred cumulative losses of $63,030,930 and net loss of $6,393,862 for the six months period ended June 30, 2006. Also, all the assets of the company have been pledged against the Whitebox Notes.
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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2006, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and management of accounts payable.
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

NOTE 20 SUBSEQUENT EVENTS
On April 27, 2006, the Company completed the private placement of $ 750,000 aggregate principal amount of Convertible Promissory Notes with Idylwood Partners L.P. (the “Idlywood Note”) The Idylwood Note bears interest at the rate of eight percent (8%) per annum. All outstanding principal amounts and accrued interest under such notes is due in a balloon payment on December 31, 2006. In the event the Company consummates, prior to December 31, 2006 an equity or convertible debt financing in an aggregate amount of not less than $5,000,000, including amounts under the Idylwood Note (a “Qualified Financing”), then the outstanding principal amount and all accrued interest under the Idylwood Note shall be automatically converted into equity or convertible debt on the same terms as the other investors in the Qualified Financing; provided, however, that the price per share for conversion of this note into equity or the conversion rate of the convertible debt that this note is exchanged for shall be 90% of the average per share price paid or of the conversion rate (as applicable) of such other investors.
On June 7, 2006, the Company completed the private placement of $500,000 aggregate principal amount of Secured Convertible Promissory Notes (the “June 7 Notes”) with certain affiliates of Whitebox Advisors, LLC and entered into Third Amended Security Agreement and a Third Amended Patent and Trademark Security Agreement with respect to the June 7 Notes.
The June 7 Notes bear interest at the rate of eight percent (8%) per annum. Interest only is payable in cash quarterly in arrears on the last day of each calendar quarter, beginning June 30, 2006. On June 7, 2007, the remaining outstanding principal balance of the June 7 Notes will be due and payable in cash, together with all then-accrued but unpaid interest. The Company has no right of early prepayment on the June 7 Notes.
The entire outstanding principal amount of the June 7 Notes, together with any accrued but unpaid interest on the such notes, will be automatically converted into the Company’s capital stock upon the closing of a sale of the Company’s capital stock, with aggregate gross proceeds of at least $2.0 million to the Company. The conversion rate of the June 7 Notes shall initially be equal to 90% of the per share purchase price of the Company’s capital stock that is sold in an offering, with aggregate gross proceeds of at least $2.0 million on or before March 31, 2007. Notwithstanding anything to the contrary contained in the June 7 Notes, the number of shares of Common Stock that may be acquired by a payee upon any conversion of any such note shall be limited to the extent necessary to insure that, following such conversion (or other issuance), the total number of shares of Common Stock then beneficially owed by any payee and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the payee’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock of the Company (including for such purpose the shares of Common Stock issuable upon such conversion or payment). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder.
On June 28, 2006, the Company completed the private placement of $500,000 aggregate principal amount of Secured Convertible Promissory Notes (the “June 28 Notes”) with certain affiliates of Whitebox Advisors, LLC and entered into a Fourth Amended Security Agreement and a Fourth Amended Patent and Trademark Security Agreement with respect to the Notes.
      The June 28 Notes bear interest at the rate of eight percent (8%) per annum. Interest only is payable in cash in arrears on the last day of each calendar quarter, beginning September 30, 2006. On June 28, 2007, the remaining outstanding principal balance of the June 28 Notes will be due and payable in cash, together with all then-accrued but unpaid interest. The Company has no right of early prepayment on the June 28 Notes.

      The entire outstanding principal amount of the June 28 Notes, together with any accrued but unpaid interest on such notes, will be automatically converted into The Company’s capital stock upon the closing of a sale of the Company’s capital stock, with aggregate gross proceeds of at least $2.0 million to the Company. The conversion rate of the June 28 Notes shall initially be equal to 90% of the per share purchase price of the Company’s capital stock that is sold in an offering, with aggregate gross proceeds of at least $2.0 million on or before March 31, 2007. Notwithstanding anything to the contrary contained in the June 28 Notes, the number of shares of Common Stock that may be acquired by a payee upon any conversion of any such note shall be limited to the extent necessary to insure that, following such conversion (or other issuance), the total number of shares of Common Stock then beneficially owed by any payee and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the payee’s for purposes of Section 13(d) of the Exchange Act, does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock of the Company (including for such purpose the shares of Common Stock issuable upon such conversion or payment). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder.
On July 31, 2006, the Company completed the private placement of $1,160,000 aggregate principal amount of Secured Convertible Promissory Notes (the “July Notes”) with certain affiliates of Whitebox Advisors, LLC. Whitebox Advisors, LLC advanced a $160,000 of this amount to Registrant on July 27, 2006 and the remaining $1,000,000 was advance on July 31, 2006. Although the parties have not executed written agreements pertaining to the advanced funds, the parties agreed on July 31, 2006 that the aggregate amount of $1,160,000 advanced will be treated in the same manner as the June 28 Notes.
      The July Notes bear interest at the rate of eight percent (8%) per annum. Interest only is payable in cash in arrears on the last day of each calendar quarter, beginning September 30, 2006. On June 28, 2007, the remaining outstanding principal balance of the July Notes will be due and payable in cash, together with all then-accrued but unpaid interest. Registrant has no right of early prepayment on such notes.
      The entire outstanding principal amount of the July Notes, together with any accrued but unpaid interest on such notes, will be automatically converted into the Company’s capital stock upon the closing of a sale of the Company’s capital stock, with aggregate gross proceeds of at least $2.0 million to the Company. The conversion rate of the July Notes shall initially be equal to 90% of the per share purchase price of the Company’s capital stock that is sold in an offering, with aggregate gross proceeds of at least $2.0 million on or before March 31, 2007. Notwithstanding anything to the contrary contained in the July Notes, the number of shares of Common Stock that may be acquired by a payee upon any conversion of any July Note shall be limited to the extent necessary to insure that, following such conversion (or other issuance), the total number of shares of Common Stock then beneficially owed by any payee and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the payee’s for purposes of Section 13(d) of the Exchange Act, does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock of the Company (including for such purpose the shares of Common Stock issuable upon such conversion or payment).
On August 8, 2006 the Company entered into a term sheet with Whitebox Advisors, LLC to complete a $4.1 Million round of additional financing. The term sheet incorporates $2.16 million previously invested pursuant to the June 7 Notes, the June 28 Notes and the July Notes by certain affiliates of

Whitebox Advisors as well as a commitment to invest an additional $2.0 million in the Company.
The financing term sheet provides, among other things, that the $2.16 million of secured debt recently invested by Whitebox affiliates will convert into common stock at a conversion rate of $0.08 per share; the additional $2.0 million commitment will be an equity investment in common stock, also at $0.08 per share, and Whitebox Advisors will be issued a warrant to purchase 10,250,000 shares of common stock at an exercise price of $0.08 per share. Also, the term sheet provides that all interest payments otherwise due and payable to Whitebox and it affiliates on all Whitebox financings which are or become due and payable from June 1, 2006 through December 31, 2006 will not require cash payment, but instead will be paid-in-stock, with the per share price to be determined by a formula based on the current trading price. The per share conversion price for interest payments currently due and payable is $0.08.
In connection with the recent financings, the Company developed a restructuring plan to reduce costs and increase efficiencies. As part of this plan, the Company has restructured Sales and Marketing and Manufacturing, reducing Manufacturing headcount by 8 and Sales and Marketing headcount by 3. The Company believes that these reductions will preserve operating capital while permitting the Company to maintain required levels of production and pursue its sales and marketing plan.
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
Sutura has incurred substantial losses during its years ended December 31, 2005 and 2004, has incurred losses each year since its inception, and has relied on investment capital and loans to fund its operations. During the next five months, Sutura will need to raise additional funds through issuance of debt and equity to support its planned operations and expansion.
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
Sutura accounts for equity instruments issued to non-employees in accordance with the provisions of Financial Accounting Standards No 123, accounting for Stock-Based Compensation, and as amended by SFAS 148, and Emerging Issues Task Force Issue No 96-18, accounting for Equity Instruments ,that are issued to Other than Employees for Acquiring, or in conjunction with Selling, Goods or Services.
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
Financial Condition and Results of Operations for the three and six month periods ended June 30, 2006 compared to the three and six month periods ended June 30, 2005
The most significant changes affecting operating results this year compared to last year is the introduction in late 2005 of the new design of the “as simple as 123” SuperStitch and the ramp up of manufacturing for the “as simple as 123” product. Total headcount for the Company increased from 36 per the end of June 2005 to 50 per the end of June 2006. In September and October of 2005, after successful feedback from users, the company started hiring an experienced sales force and clinical specialists and has a first group of nine professionals that sell the products in the US market.
Net Sales
Net sales increased to $153,689 for the quarter and $ 396,800 for the six month period ended June 30, 2006, compared to $ 49,587 and $ 77,983 for the three and six month period ended June 30, 2005. Sales in the US were $ 70,801 for the quarter and $ 208,057 for the six month period ended June 30, 2006.

Sales of the “as simple as 123” product in the quarter ended June 30, 2006 were somewhat lower than expected because of the much longer time spent by our sales and clinical people to schedule and perform the 10 cases per user that we deem necessary in order to become proficient in using the device. The Company has now hired nine sales and clinical persons in the US. In 2005 sales were limited as the company had decided to only supply the first generation product to some existing European accounts and had no sales and marketing activities in the USA.
Cost of Sales
Cost of sales were $ 428,399 for the quarter ended June 30, 2006 which is a 8% increase compared to $ 394,943 for the same period last year. For the six month period ended June 30, 2006 cost of sales was $ 1,053,680 which is an increase of 26% compared to $ 829,905 last year.
The main cause of the higher expenses is the direct cost of production of SuperStich units. Comprised in cost of sales are all costs to manufacture our products, including materials, labor and related overhead costs including warranty and service costs. Also on January 9, 2006 the Company issued options to many of its key employees which resulted in a charge of $15,797 in stock based compensation for the quarter and $ 101,888 for the six month period compared to no such expense last year. Total headcount in manufacturing increased from 18 per the end of June 2005 to 24 per the end of June 2006.
Research and Development
Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Research and development expenses increased by 16% to $145,701 in the quarter ended June, 30 2006 from $ 111,046 in the quarter ended June 30, 2005 and by 18% to $272,607 in the six month period ended June, 30 2006 from $ 202,346 in the six month period ended June 30, 2005. The increase is mainly stock based compensation for employees of $ 16,717 for the quarter and $ 33,434 for the six months for options issued on January 9, 2006.
General and Administrative
General and administrative expenses were $ 1,029,338 for the quarter ended June 30, 2006 which is a 36% increase compared to $ 752,215 for the same period last year. For the six month period ended June 30, 2006 general and administrative expenses were $ 2,443,028 which is an increase of 95% compared to $ 1,255,315 last year.
General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts. The Company incurred an increase in payroll expenses of $ 98,000 for the quarter and $ 199,000 for the six months period compared to last year mainly as a result of an increase in headcount. Also on January 9, 2006 it issued options to many of its key employees which resulted in a charge of $46,314 in stock based compensation for the quarter and $ 418,062 for the six month period compared to no such expense last year. Legal expenses increased by $ 205,000 for the quarter and by $ 459,000 for the six month period over last years already high levels. Shareholders litigation expenses were the main reason for total legal expenses of $ 383,000 for the quarter and $ 847,000 for the six month period. Officers liability insurance costs were $ 25,000 for the quarter and $ 50,000 for the six months period. Taxes and licenses were $ 21,000 higher for the quarter and $ 48,000 for the six month period than last year for the same periods.

Sales and Marketing
Sales and marketing expenses were $ 518,453 for the quarter ended June 30, 2006 which is a 126% increase compared to $ 229,411 for the same period last year. For the six month period ended June 30, 2006 sales and marketing expenses were $ 993,917 which is an increase of 132% compared to $ 426,869 last year. Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our direct sales force, advertising costs and expenses related to trade shows, distributor support and seminars. Headcount in Sales and Marketing increased from 5 per the end of June 2005 to 14 per the end of June 2006. US based payroll expenses were $265,000 for the quarter and $ 537,000 for the six month period ended June 2006 compared to $ 80,000 and $ 141,000 in the same periods of 2005. Travel, entertainment and car expenses were $ 65,000 and $ 120,000 for the quarter and six month period ended June 30, 2006 compared to $ 15,000 and $ 27,000 last year. On January 9 2006 the company issued options to key marketing employees and members of its clinical advisory board and charged $21,408 in stock based compensation and $ $ 16,071 for consulting services this quarter and $ 68,851 and $ 32,143 for the six month period respectively versus no such expense last year.
Interest income/expense
Interest expenses for the quarter ended June 2006 decreased by 36% to $877,662 compared to $ 1,363,530 in the quarter ended June 2005 . In addition to the interest expenses on the notes the company amortizes the fair value of the beneficial conversion feature of the notes and the warrants issued in connection with the notes over the term of the notes. As some of these notes have been extended the amortization period has increased and the amount per quarter decreased.

Interest expenses.	Three months	Three months	Six months	Six months
	2006	2005	2006	2005

Note payables	$2,580	$3,557	$5,047	$11,233
Note payable officer	17,156	16,732	34,311	33,465
Convertible notes officers	—	39,579	—	123,483
Whitebox I	196,500	196,500	393,000	393,000
Fusion	—	10,000	11,971	12,889
Whitebox II	60,000	60,000	120,000	68,000
Whitebox III	140,000	—	280,000	—
Idylwood Partners L.P.	10,500	—	10,500	—
Whitebox IV	2,778	—	2,778	—
Other	72	8,562	16,071	(5,374)

	$429,585	$334,930	$873,678	$636,696

Beneficial conversion amortization	Three months	Three months	Six months	Six months
	2006	2005	2006	2005

Whitebox I	$291,377	$871,450	$582,755	$1,521,423
Fusion	—	77,130	144,153	95,069
Whitebox II	33,938	80,020	67,876	108,826
Repricing options Whitebox II	—	—	41,362	—
Whitebox III	122,762	—	239,915	—
Repricing options Whitebox III	—	—	92,520	—

Total conversion feature expense	$448,077	$1,028,600	$1,168,581	$1,725,318

Total interest and conversion expenses	$877,662	$1,363,530	$2,042,258	$2,362,014

Liquidity and Capital Resources
During the six month period ended June 2006 the Company used $3,598,090 of cash in operating activities.

The Company ended the period with a cash balance of $ 339,367. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public and private financings. We are currently engaged in discussions with potential financing sources regarding funding in the form of equity investments and convertible debt financing. There can be no assurance that any of these fundings will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and/or possibly cease operations.
ITEM 3. CONTROLS AND PROCEEDURES
(a)	Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. CHANGES IN SECURITIES
          On April 27, 2006, the Company completed the private placement of $ 750,000 aggregate principal amount of Convertible Promissory Notes with Idylwood Partners L.P. (the “Idlywood Note”) The Idylwood Note bears interest at the rate of eight percent (8%) per annum. All outstanding principal amounts and accrued interest under such notes is due in a balloon payment on December 31, 2006. In the event the Company consummates, prior to December 31, 2006 an equity or convertible debt financing in an aggregate amount of not less than $5,000,000, including amounts under the Idylwood Note (a “Qualified Financing”), then the outstanding principal amount and all accrued interest under the Idylwood Note shall be automatically converted into equity or convertible debt on the same terms as the other investors in the Qualified Financing; provided, however, that the price per share for conversion of this note into equity or the conversion rate of the convertible debt that this note is exchanged for shall be 90% of the average per share price paid or of the conversion rate (as applicable) of such other investors.
See Item 7.01 of Registrant’s Currents Reports on Form 8-K filed on June, 13, 2006, July 3, 2006 and August 4, 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
              (a) Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation.(1)
3.2	Certificate of Amendment to Certificate of Incorporation.(2)
3.3	Certificate of Amendment to Certificate of Incorporation.(6)
3.4	Certificate of Merger.(6)
3.5	Bylaws.(6)
4.1	Form of Common Stock Certificate.(1)
10.1	Sutura Inc. 2001 Stock Option Plan.(6)
10.2	Sutura Inc. 1999 Stock Option Plan.(6)
10.3	Employment Agreement with Egbert Ratering.(6)
10.4	Employment Agreement with Anthony Nobles.(6)
10.5	Sutura Inc. 2006 Stock Option Plan.(6)
10.6	Lease for Fountain Valley Location.(6)
10.7	Sucor License Agreement.(6)
10.8	Sterilis License Agreement.(6)
10.9	Option and Distribution Agreement with Getz Bros. & Co., Inc., dated September 20, 2002.(6)
10.10	Convertible Promissory Note in Favor of Getz Bros. & Co., Inc., dated September 20, 2002.(6)
10.11	Purchase Agreement, dated as of September 17, 2004 by and between Sutura, Inc. and certain other parties thereto.(3)
10.12	Purchase Agreement, dated as of March 24, 2005 by and between Sutura, Inc. and certain other parties thereto.(3)
10.13	Form of Secured Convertible Promissory Note, dated September 17, 2004.(3)
10.14	Form of Secured Convertible Promissory Note dated March 24, 2005.(3)
10.15	Form of Warrant, dated September 17, 2004.(3)
10.16	Form of Warrant dated, March 24, 2005.(3)
10.17	Purchase Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.(3)
10.18	Fourth Amended Security Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.(8)
10.19	Fourth Amended Patent and Trademark Security Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.(8)
10.20	Second Amended Registration Rights Agreement, dated September 7, 2005 by and between Setura, Inc. and certain other parties thereto.(3)
10.21	Form of Secured Convertible Promissory Note, dated September 7, 2005.(3)
10.22	Form of Warrant dated September 7, 2004.(3)
10.23	Amendment to Secured Convertible Promissory Notes and Warrants, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.(3)
10.24	Amendment to Secured Convertible Promissory Notes and Warrants, dated March 31, 2006 by and between Sutura, Inc. and certain other parties thereto.(4)
10.25	Agreement and Plan of Merger dated November 22, 2004.(5)
10.26	Distributor Agreement with Getz Bros & Co., Inc. dated September 20, 2002.(6)
10.27	Distribution Agreement with The Lifemed Group, Inc. dated January 16, 2006.(6)
10.28	Form of Secured Convertible Promissory Note, dated June 7, 2006.(7)
10.29	Form of Secured Convertible Promissory Note, dated June 28, 2006.(8)
31.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as part of the Form 10-KSB filed in May 1995 and amendments thereto which are hereby incorporated by reference.

(2)	Previously filed as part of the Form 10-KSB for the period ending December 31, 2001.

(3)	Previously filed as an exhibit to Form 8-K, filed on September 13, 2005.

(4)	Previously filed as an exhibit to Form 8-K filed on March 31, 2006.

(5)	Previously filed as an exhibit to Form 8-K filed on December 1, 2004

(6)	Previously filed as an exhibit to Form 10-KSB for the period ending December 31, 2005.

(7)	Previously filed as an exhibit to Form 8-K filed on June 13, 2006

(8)	Previously filed as an exhibit to Form 8-K filed on July 7, 2006
b) Reports on Form 8-K
     Registrant filed a Current Report on Form 8-K on March 31, 2006 disclosing an amendment made to the Secured Convertible Promissory Notes and Warrants issued to certain affiliates of Whitebox Advisors, LLC.
     Registrant filed a Current Report on Form 8-K on May 9, 2006 disclosing sales for its first quarter in fiscal year 2006.
     Registrant filed a Current Report on Form 8-K on May 18, 2006 disclosing the appointment of a director to its Board.
     Registrant filed a Current Report on Form 8-K on June 13, 2006 disclosing the private placement of $500,000 of Secured Convertible Promissory Notes with certain affiliates of Whitebox Advisors, LLC.
     Registrant filed a Current Report on Form 8-K on July 3, 2006 disclosing the private placement of $500,000 of Secured Convertible Promissory Notes with certain affiliates of Whitebox Advisors, LLC.
     Registrant filed a Current Report on Form 8-K on August 4, 2006 disclosing the private placement of $1,160,000 of Secured Convertible Promissory Notes with certain affiliates of Whitebox Advisors, LLC.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTURA, INC.
Registrant

Date: August 21, 2006	By:	/s/ ANTHONY NOBLES

Anthony Nobles, President and Chief Executive Officer

Date: August 21, 2006	By:	/s/ EGBERT RATERING

Egbert Ratering, Chief Financial Officer