Form 10QSB
period 2006-09-30
Sutura, Inc.
filed 2006-11-20
CIK 937814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2006

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
Yes ☐     No ☑
     At November 15, 2006, 254,000,000 shares of common stock were outstanding.
Transitional Small Business Disclosure Format: Yes ☐      No ☑

SUTURA, INC.
INDEX TO FORM 10-QSB
SEPTEMBER 30, 2006

PART I

Item 1. Financial Statements

Consolidated Balance Sheet on September 30, 2006 (Unaudited)

Consolidated Statement of Operations for the three and nine month periods ended September 30, 2006 and 2005(Unaudited)

Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2006 and 2005(Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II

Item 1. Legal Proceedings

Item 2. Changes In Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30
(Unaudited)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$1,314,782	2,317,003
Accounts Receivable, Net	126,664	101,787
Inventory	640,813	248,108
Prepaid expenses	32,701	649,825

Total current assets	2,114,961	3,316,722

PROPERTY AND EQUIPMENT, net	477,903	553,288

DEPOSITS	102,510	127,599

	$2,695,374	$3,997,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,944,510	$4,289,457
Loan payable — officers	123,694	130,483
Customer deposits	1,155,725	1,170,975
Notes payable — officers	857,784	686,618
Notes payable — related party	130,203	94,736
Convertible notes payable- net of beneficial conversion feature	—	355,847

Total current liabilities	6,211,915	6,728,116

LONG TERM LIABILITIES:
Convertible notes payable- net of beneficial conversion feature	14,692,889	13,064,629

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 253,824,796 shares issued and outstanding	253,824	185,418
Additional paid in capital	48,281,764	41,542,494
Accumulated deficit	(65,828,550)	(56,637,072)
Other comprehensive loss	(916,468)	(885,974)

Total stockholders’ deficit	(18,209,430)	(15,795,136)

	$2,695,374	$3,997,609

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

	(Unaudited)
	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	2006	2005	2006	2005
NET SALES	$133,360	$50,190	$530,160	$128,173

COST OF GOODS SOLD(1)	544,969	547,529	1,598,649	1,377,434

GROSS LOSS	(411,609)	(497,339)	(1,068,490)	(1,249,261)

OPERATING EXPENSES:
Research and development(1)	173,283	182,344	445,889	384,690
General and administrative(1)	955,498	3,328,589	3,398,526	4,583,904
Sales and marketing(1)	353,567	473,156	1,347,483	900,026
Total operating expenses	1,482,347	3,984,089	5,191,898	5,868,619

OPERATING LOSS	(1,893,956)	(4,481,428)	(6,260,388)	(7,117,880)

OTHER INCOME (EXPENSE)
Interest Income	4,246	1,090	19,074	2,104
Interest Expense(2)	(907,910)	(1,635,875)	(2,950,168)	(3,997,889)
Other Income (Expense)	—	303,657	—	5,287

Total other income (expense), net	(903,664)	(1,331,128)	(2,931,094)	(3,990,498)

NET LOSS	(2,797,620)	(5,812,557)	(9,191,482)	(11,108,378)

OTHER COMPREHENSIVE GAIN (LOSS)
Translation adjustment	6,550	(298,171)	(30,494)	60,153

COMPREHENSIVE LOSS	$(2,791,070)	$(6,110,727)	$(9,221,976)	$(11,048,225)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.03)	$(0.05)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE	210,969,512	172,156,675	194,435,240	163,952,251

SHARES OUTSTANDING*

*	Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(1) Includes stock-based compensation charges (credits) of:
Cost of good sold	15,128	42,425	117,016	42,425
Research and development	14,208	—	47,642	—
General and administrative	46,078	1,928,400	464,140	1,928,400
Sales and Marketing	8,781	154,272	77,632	154,272
(2) Includes amortization of beneficial conversion feature and warrants issued of:	453,955	1,321,434	1,622,535	3,046,752

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS PERIODS ENDED SEPTEMBER 30 2006 AND 2005
(Unaudited)

	2006	'2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,191,482)	$(11,108,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225,645	237,117
Beneficial conversion feature	1,622,535	3,046,752
Stock based compensation expenses- employees	706,430
Stock based compensation expenses- non employees	78,318	—
(Increase) decrease in current assets:
Accounts receivables	(21,296)	(38,435)
Inventory	(390,490)	(194,837)
Prepaid expenses	226,809	(72,716)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	1,357,101	445,683
Accrued payroll	(286,951)	(141,808)
Customer deposits	(15,250)	—

Total Adjustments	3,502,849	5,403,537

Net cash used for operating activities	(5,688,633)	(5,704,840)

CASH FLOWS INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(149,503)	(88,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements	4,080,000	100,015
Proceeds from notes payable	750,000	10,500,000

Net cash provided by financing activities	4,830,000	10,600,015

Effect of rate changes on cash and cash equivalents	5,914	—

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,002,222)	4,806,403

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,317,003	623,729

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,314,782	$5,048,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes	$—	$—

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
Sutura(R), Inc. is a medical device company that has developed a line of vascular suturing devices to suture the puncture created in vascular structures during open surgery and catheter-based procedures.

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
During the nine month period ended September 30, 2006 and 2005, comprehensive loss included a net translation loss of $ 30,494 and a gain of $ 60,153 respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $ 916,468 as of September 30, 2006.
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
In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This

Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.
In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:
a.	A brief description of the provisions of this Statement

b.	The date that adoption is required

c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.
The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.
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
On January 9, 2006 the entire Board of Directors also unanimously approved the issuance of non-qualified options to employees, directors and consultants of the Company to purchase 5,625,000 shares of the Company’s common stock pursuant to the plan. All of these options have an exercise price of $0.30, are subject to a four year vesting period whereby 25% of the granted options vest at the end of the first year following the grant date, and the remaining option amounts vest in equal quarterly installments over the next following three years.

On October 3, 2006 the entire Board of Directors unanimously approved a further issuance of non-qualified options to employees, directors and consultants of the Company to purchase 2,950,000 shares of the Company’s common stock pursuant to the plan. All of these options have an exercise price of $0.06, are subject to a four year vesting period whereby 25% of the granted options vest at the end of the first year following the grant date, and the remaining option amounts vest in equal quarterly installments over the next following three years.
The following table summarizes the outstanding options activity for the nine months period ended September 30, 2006 as follows:

			Aggregate
		Weighted	Intrinsic
	Total	price	Value

OUTSTANDING, DECEMBER 2005	42,862,253	$0.1112	$18,327,247

Granted in 2006	8,575,000	$0.1835	—
Cancelled in 2006	(2,576,480)	$0.2518	—
Exercised in 2006	—

OUTSTANDING, SEPTEMBER 2006	48,860,773	$0.1201	$592,524

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
Under the modified prospective approach, compensation cost recognized for the first nine months of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006 that have vested during the nine months ended September 30, 2006, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The fair value of the options issued on January 9, 2006 using the Black Scholes method assuming a volatility of the stock of 95%, life of 10 years and a discount rate of 4.1% is $ 1,502,361. This amount will be expensed over the 4 year vesting period of the options.
The fair value of the options issued on October 3rd with vesting starting September 21st, 2006 using the Black Scholes method assuming a volatility of the stock of 191%, life of 10 years and a discount rate of 4.1% is $ 235,514. This amount will be expensed over the 4 year vesting period of the options. In the nine month period ending September 30, 2006 an amount of $ 706,430 was expensed as employee option expenses and $ 78,318 as non employee option expense respectively.

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the nine month period ended September 30, 2005:

	NINE. MONTHS	TWELVE. MONTHS
	ENDED. SEPTEMBER	END. DEC.
	2005	2005
Net loss, as reported	$(11,108,378)	$(12,403,744)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(89,030)	(118,707)
Pro forma net loss	$(11,197,408)	(12,522,451)

Basic and diluted weighted average shares outstanding	163,952,251	169,363,198

Basic and diluted as reported	$(0.07)	$(0.07)

Basic and diluted pro forma	(0.07)	(0.07)
NOTE 4. ACCOUNTS RECEIVABLE
The company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor’s compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. At the period ended September 30, 2006 the company has provided allowance for bad debts in amounts of $ 51,000 for a note receivable on a company which is involved in litigation against Sutura.
NOTE 5. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. The Company has established a reserve of $ 100,000 for potential obsolescence of components. Inventories are comprised of the following as of:

	September 30	December 31
	2006	2005
Raw material/WIP	$317,200	$204,595
Work in process	262,476	85,323
Finished goods	161,137	58,190

	740,813	348,108
Less: Reserve for obsolescence	(100,000)	(100,000)

	$640,813	$248,108

NOTE 6. PROPERTY & EQUIPMENT
Property & equipment consisted of the following as of:

	September 30	December 31
	2006	2005
Computers	$362,191	$353,563
Office furniture and fixtures	581,072	579,778
Machinery and equipment	2,585,550	2,442,676

	3,528,814	3,376,018
Less: Accumulated depreciation	(3,050,910)	(2,822,731)

	$477,903	$553,288

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES.
Accounts payable and accrued expenses consist of the following as of:

	September 30	December 31
	2006	2005
Accounts payable — trade creditors	$471,073	$556,253
Accounts payable — legal and professional	1,127,267	969,620
Accrued expenses	147,820	186,841
Accrued compensation	2,096,269	2,344,585
Accrued interest payable	102,081	232,158

Total accounts payable & accrued expenses	$3,944,510	$4,289,457

NOTE 8. LOAN PAYABLE-OFFICERS
The Company owes the officers the following amounts as of:

	September 30	December 31
	2006	2005
Loans payable to officers on demand, interest free and unsecured	$70,409	$77,249

Loans payable to officers on demand, interest free and unsecured	53,285	53,234

	$123,694	$130,483

NOTE 9. CUSTOMER DEPOSITS
In 2002, the Company entered into an option and distribution agreement with a distributor. Under the agreement, the Company received $1,250,000 as an advance payment which will be applied against 50% of distributor’s future purchases of products.

	September 30	December 31
	2006	2004
Opening balance per January 1st, 2006	$1,170,975	$1,173,225

Applied against shipments	15,250	2,250

Ending balance per March 31, 2006	$1,155,725	$1,170,975

NOTE 10. NOTES PAYABLE- RELATED PARTY
The Company has one note payable to Gauss N.V. for the principal amount of Euro80,000 pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2006. Gauss N.V. is jointly owned by Mr. Ratering and Mr. Nobles, each of whom is an officer and director of Sutura. On January 1st 2006 Euro22,627 outstanding but unpaid interest was added to the principal sum of the note.
The total amount of the note is as follows as of:

	September 30	December 31
	2006	2005
Notes payable with interest at 8% due and demandable on December 31, 2006	$130,203	$94,736

Interest expense for the three month periods ended September 30, 2006 and 2005 for this note amounted to $2,633 and $1,960 respectively. Interest expense for the nine month periods ended September 30, 2006 and 2005 amounted to $7,680 and $6,078 respectively.
NOTE 11. NOTES PAYABLE-OFFICERS
The Company owes Mr. Ratering, an officer and director of Sutura, the principal amounts of $393,000 and $293,618 pursuant to two promissory notes, each bearing simple interest at 8% and each becoming due and payable on December 31, 2006.On January 1st 2006 $171,167 outstanding but unpaid interest was added to the principal sum of the notes.
Notes payable to officer consisted of the following at:

	September 30	December 31
	2006	2005
Notes payable to officer on demand bearing interest rate of 8%, unsecured	$857,784	$686,618

Interest expense for the three month periods ended September 30, 2006 and 2005 for these notes amounted to $17,156 and $13,732 respectively. Interest expense for the nine month periods ended September 30, 2006 and 2005 amounted to $51,467 and $41,197 respectively.
NOTE 12. COVERTIBLE NOTES PAYABLE
On September 17, 2004, the Company arranged a debt financing of $6,550,000 from Whitebox Advisors and affiliated parties in exchange for the issuance of eighteen-month 12% convertible promissory notes and warrants (“Whitebox I”). The performance of the notes is secured by all of the assets of the company. The notes have conversion rights based on a company valuation of $ 100 million and if all converted will increase the number of outstanding shares by 14,464,644. The number of shares issuable upon exercise of the Whitebox I warrants and the warrant exercise price are based on a Company valuation of $100 million divided by the number of fully diluted shares of Common Stock outstanding on February 28, 2005. The Whitebox I warrants have a term of 5 years which expires on September 17, 2009. The total number of shares issuable upon exercise of the Whitebox I warrants are 14,423,512 at an exercise price of $ 0.4541. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 2,928,362. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The beneficial conversion feature of the notes was determined to be $ 3,621,638 and together with the value of the warrants recorded as a debt discount, a reduction of the carrying amount of the debt.
Using the effective interest method the total debt discount of the Whitebox I notes will be amortized over the extended term of the notes and charged to interest expense. In the three months ending September 30, 2006 and 2005 $ 291,377 and $1,168,396 respectively was expensed. In the nine month period ending September 30, 2006 and 2005 $ 874,132 and $ 2,689,819 respectively was expensed.
On March 31, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the notes issued in connection with Whitebox I by extending the maturity dates until July 1, 2007. On August 25, 2006, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox I by lowering the conversion rate to $ 0.15 per share. If all of the Whitebox I notes are converted the company would currently issue to the Whitebox affiliates 43,666,667 shares in the aggregate at a conversion rate of $ 0.15. Before the amendment the Whitebox I notes were convertible into an aggregate of 14,464,644 shares based on a conversion rate of $0.4528.
Interest expense for the quarter ended September 30, 2006 and 2005 amounted to $ 196,500 and $ 196,500 respectively. Interest expense for the nine month periods ended September 30, 2006 and 2005 amounted to $ 589,500 and $ 589,500 respectively.
On March 24, 2005, the Company arranged a debt financing of $3,000,000 from Whitebox and affiliated parties in exchange for the issuance of eighteen-month 8% secured convertible promissory notes and 1,666,667 warrants at an exercise price of $ 0.88. (Whitebox II).
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
Using the effective interest method the fair value of the warrants will be amortized over the term of the note and charged to interest expense. In the three months ending September 30, 2006 and 2005 $ 33,938 and $ 8,510 respectively was expensed. In the nine month periods ending September 30, 2006 and 2005 $ 101,814 and $ 117,336 respectively was expensed.
On March 31, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the Whitebox II notes and warrants by extending the maturity dates until July 1, 2007 and increasing the interest to 12% as per September 18, 2006. The exercise price of the warrants was reduced to $0.45.
The fair value of the change in the exercise price of the warrant is $ 41,362 using the Black Scholes method assuming a volatility of the stock of 95%, remaining term of four years and a discount rate of 4.1%. This amount has been expensed and charged to interest expenses.
On August 25, 2006, the Company and Whitebox entered into a further amendment by lowering the conversion rate of the note to $ 0.15 per share. If all of the Whitebox II notes are converted the company would currently issue to the Whitebox affiliates 20,000,000 shares. Before the amendment the Whitebox I notes were convertible into an aggregate of 5,425,433 shares based on a conversion rate of $0.553.
Interest expense for the quarter ended September 30, 2006 and 2005 amounted to $ 64,000 and $ 33,556 respectively. Interest expense for the nine month period ended September 30, 2006 and 2005 amounted to $ 184,000 and $ 98,222 respectively.
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
The notes are convertible into common stock determined by a company valuation of $250,000,000 divided by the total number of fully diluted shares of common stock outstanding on the conversion date. On September 30, 2006, based on the then outstanding shares of the Company, the Whitebox III notes were convertible into an aggregate of 7,595,606 shares resulting in a conversion rate of $0.8848. The total numbers of warrants issued with a term of 5 years are 1,609,197 at an exercise price of $ .87. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 891,404 and was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature of the notes was determined to be $ 839,234 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the three and nine month periods ending September 30, 2006 $ 128,640 and $ 368,555 was expensed respectively.
On March 31, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the notes and warrants issued in connection with Whitebox III by extending the commencement date of payments of principal due under the Whitebox III notes from April 30, 2007 until July 1, 2007 and by increasing the interest rate under this note to twelve percent (12%) as of September 7, 2007. The per share exercise price of the warrants was reduced to $ 0.45. The fair value of the change in the exercise price of the warrant is $ 92,520 using the Black Scholes method assuming a volatility of the stock of 95%, remaining term of 4.5 years and a discount rate of 4.1%. This amount has been expensed and charged to interest expenses.
On August 25, 2006, the Company and Whitebox entered into a further amendment by lowering the conversion rate of the note to $ 0.15 per share. If all of the Whitebox III notes are converted the company would currently issue to the Whitebox affiliates 46,666,667 shares. Before the amendment the Whitebox III notes were convertible into an aggregate of 7,595,606 shares based on a conversion rate of $0.8848.
Interest expense for the three and nine month periods ended September 30, 2006 amounted to $140,000 and $ 420,000 respectively.
The August 25, 2006, agreement between the Company and the Whitebox affiliated parties amending the notes issued in connection with Whitebox I, Whitebox II and Whitebox III, provided among other things, as follows:
Remaining Interest Payments in 2006.
a.	The Company is required to make quarterly interest payments to the Whitebox Parties in September 2006 and December 2006 as set forth in the Notes (each, a “2006 Interest Payment” and, together, the “2006 Interest Payments”). The parties hereby agree that the Company may pay the 2006 Interest Payments, or any portion thereof, by issuing to the Whitebox Parties fully paid and nonassessable shares of its Common Stock in lieu of cash. The number of shares of Common Stock issuable upon payment of any portion of the 2006 Interest Payments in stock shall be computed by dividing each such applicable portion of the 2006 Interest Payment to be paid in shares of Common Stock by the Conversion Rate in effect at such time.

b.	The Conversion Rate shall be $0.15.

c.	Any Common Stock issued in payment of any portion of the 2006 Interest Payments shall have those registration rights set forth in the Registration Rights Agreement.
On April 27, 2006, the Company completed the private placement of $ 750,000 aggregate principal amount of Convertible Promissory Notes with Idylwood Partners L.P. (the “Idlywood Note”) The Idylwood Note bears interest at the rate of eight percent (8%) per annum. All outstanding principal amounts and accrued interest under such notes is due in a balloon payment on March 31, 2007. In the event the Company consummates, prior to December 31, 2006, an equity or convertible debt financing in an aggregate amount of not less than $5,000,000, excluding amounts under the Idylwood Note (a “Qualified Financing”), then the outstanding principal amount and all accrued interest under the Idylwood Note shall at the election of holder be converted into equity or convertible debt on the same terms as the other investors in the Qualified Financing; provided, however, that the price per share for conversion of this note into equity or the conversion rate of the convertible debt that this note is exchanged for shall be 90% of the average per share price paid or of the conversion rate (as applicable) of such other investors.
On each of June 7, 2006 and June 28, 2006, the Company privately placed $500,000 of Secured Convertible Promissory Notes, for an aggregate placement of $1,000,000 (the “June Notes”) with certain affiliates of Whitebox Advisors, LLC. On July 31, 2006, the Company also completed the private placement of $1,160,000 aggregate principal amount of Secured Convertible Promissory Notes (the “July Notes”) with certain affiliates of Whitebox Advisors, LLC.
Effective August 25, 2006, the Company completed the private placement of 62,180,556 shares of its common stock, par value $0.001 (the “Shares”), at a purchase price of $0.08 per share, and warrants to acquire 10,400,000 shares of common stock at a strike price of $0,913, par value $0.001 (the “ Warrants”), to certain affiliates of Whitebox Advisors, LLC. The aggregate consideration for the Shares and Warrants was $4,974,444 comprised of a new investment of $1,114,277 million and conversion of the June 7, 2006, June 28, 2006 and July 31, 2006 notes for a total of $ 2,160,000 and accrued interest in an aggregate amount of $894,444. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 191%, term of five years and a discount of 4.10% was determined to be $ 805,723 and was recorded as a separate equity investment.
Also, as part of the August 25, 2006 transaction, the Company and those certain affiliates of Whitebox entered into a Side Agreement which, among other things, revised the conversion rate of the Secured Convertible Promissory Notes issued in the Prior Financings. As provided by the Side Agreement, the Secured Convertible Promissory Notes issued in connection with the Prior Financings may be converted, at the election of the Whitebox affiliates, at the rate of $0.15 per share. The Side Agreement also gives Registrant the right to pay all or any portion of future scheduled interest payments due under the Prior Financings in September 2006 and December 2006 in shares of Registrant’s common stock, par value $0.001, at a conversion rate equal to the greater of (i) $0.08 per share; or (ii) the average of the daily closing bid prices for the Company’s Common Stock over a period of 30 consecutive trading days, with the last day of such 30 day period to be the trading day immediately prior to the day in which a 2006 Interest Payment is due. A “trading day” is (x) a day on which the Common Stock is traded on the New York Stock Exchange, the American Stock Exchange, the NASDAQ National Market, the NASDAQ SmallCap Market or OTC Bulletin Board (all “Trading Markets”), or (y) if the Common Stock is not quoted on any Trading Market, a day on which the Common Stock is quoted in the over-the-counter market as reported by the Pink Sheets, LLC (or any similar organization or agency succeeding to its function of reporting prices).

Summary of convertible notes payable at:

	September 30	December 31
	2006	2005
Whitebox I	$6,550,000	$6,550,000
Whitebox II	3,000,000	3,000,000
Whitebox III	7,000,000	7,000,000
Idylwood Partners LLP	750,000	0

	$17,300,000	$16,550,000
Debt issue costs	(416,999)
Beneficial conversion feature	(2,190,113)	(3,485,371)

	$14,692,889	$13,064,629

NOTE 13. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. Comprehensive loss included a net translation loss of $ 30,494 for the nine month period ended September 30, 2006. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $916,468 as of September 30, 2006.
NOTE 14. SHAREHOLDERS EQUITY
On March 31, 2006, the Company and Fusion Capital Fund II, LLC entered into an agreement pursuant to which Fusion has agreed to convert on March 31, 2006 the principal balance of its note and all accrued but unpaid interest for a total of $ 544,860 into 1,220,565 shares of the Company’s common stock.
On each of June 7, 2006 and June 28, 2006, the Company privately placed $500,000 of Secured Convertible Promissory Notes, for an aggregate placement of $1,000,000 (the “June Notes”) with certain affiliates of Whitebox Advisors, LLC. On July 31, 2006, the Company also completed the private placement of $1,160,000 aggregate principal amount of Secured Convertible Promissory Notes (the “July Notes”) with certain affiliates of Whitebox Advisors, LLC.
Effective August 25, 2006, the Company completed the private placement of 62,180,556 shares of its common stock, par value $0.001 (the “Shares”), at a purchase price of $0.08 per share, and warrants to acquire 10,400,000 shares of common stock at a strike price of $0,913, par value $0.001 (the “ Warrants”), to certain affiliates of Whitebox Advisors, LLC. The aggregate consideration for the Shares and Warrants was $4,974,444 comprised of a new investment of $1,114,277 million and conversion of the June 7, 2006, June 28, 2006 and July 31, 2006 notes for a total of $ 2,160,000 and accrued interest in an aggregate amount of $894,444. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 191%, term of five years and a discount of 4.10% was determined to be $ 805,723 and was recorded as a separate equity investment.
Also, as part of the August 25, 2006 transaction, the Company and those certain affiliates of Whitebox entered into a Side Agreement which, among other things, revised the conversion rate of the Secured Convertible Promissory Notes issued in the Prior Financings. As provided by the Side Agreement, the Secured Convertible Promissory Notes issued in connection with the Prior Financings may be converted, at the election of the Whitebox affiliates, at the rate of $0.15 per share. The Side Agreement also gives Registrant the right to pay all or any portion of future scheduled interest payments due under the Prior Financings in September 2006 and December 2006 in shares of Registrant’s common stock, par value $0.001, at a conversion rate equal to the greater of (i) $0.08 per share; or (ii) the average of the daily closing bid prices for the Company’s Common Stock over a period of 30 consecutive trading days, with the last day of such 30 day period to be the trading day immediately prior to the day in which a 2006 Interest Payment is due. A “trading day” is (x) a day on which the Common Stock is traded on the New York Stock Exchange, the American Stock Exchange, the NASDAQ National Market, the NASDAQ SmallCap Market or OTC Bulletin Board (all “Trading Markets”), or (y) if the Common Stock is not quoted on any Trading Market, a day on which the Common Stock is quoted in the over-the-counter market as reported by the Pink Sheets, LLC (or any similar organization or agency succeeding to its function of reporting prices).
The company elected to issue 5,006,250 shares to Whitebox in payment of $ 400,250 in interest expenses for the 3rd Quarter.
NOTE 15. WARRANTS
Following the agreement of March 31, 2006 between Fusion and the Company, Fusion has agreed to convert on that day the principal balance of its note and all accrued but unpaid interest into 1,220,565 shares of the Company’s common stock. Accordingly, the warrant issued to Fusion will entitle it to purchase up to 1,220,565 shares of common stock at an exercise price of $0.4464 per share.
Summary of outstanding warrants as of September 30, 2006:

				Aggregate
			Remaining	Intrinsic
	Total	Price	Life	Value
OUTSTANDING, DECEMBER 2005	6,311,951	0.6259	2.75 Years	—

Warrants Fusion	1,220,565	0.4464	3.5 Years	—
Warrants Whitebox I	14,423,512	0.4541	3 Years	—
Warrants Whitebox II	1,666,667	0.4500	3.5 Years	—
Warrants Whitebox III	1,609,197	0.4500	4 Years	—
Warrants Whitebox IV	10,400,000	0.0913	5 Years	—
Cancelled in 2006	—	—	—
Exercised in 2006	—	—	—

OUTSTANDING, SEPTEMBER 2006	35,631,892	0.3780	3.6 Years	—

NOTE 16. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2006, the Company had incurred cumulative losses of $65,828,550 and net loss of $9,191,492 for the nine months period ended September 30, 2006. Also, all the assets of the company have been pledged against the Whitebox Notes.
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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2006, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and management of accounts payable.
NOTE 17. LEGAL PROCEEDINGS
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
The Board of Directors of Sutura appointed a Special Litigation Committee consisting of two independent directors, Messrs. Crew and Terrell, to review the claims made in the above referenced derivative action, and to report to the Board its findings and decisions. On February 28, 2006, the Special Litigation Committee submitted its final report regarding the claims made in the derivative action and determined that such action brought by the Synapse entities would unlikely succeed on the merits and unlikely result in any net monetary recovery to the Company, is wholly opposed to the best interests of the Company, and that a motion to dismiss the derivative action should be filed. Nonetheless, the plaintiffs in the derivative action have continued to pursue their claims in the derivative action which has been costly to the Company. Recently, the Special Litigation Committee has been reconstituted with two new directors, Messrs. Teckman and Bjorkman, who will review the original claims made in the derivative action, as well as the report of the first committee, and will then make a recommendation to the Board as to which course of action it believes to be in the bests interests of the Company.

NOTE 18 RELATED PARTY TRANSACTIONS
The company leased its facilities in Fountain Valley, California (Newhope Street Property) from the officer of the Company. On August 2, 2004, the officer sold a majority interest in the Newhope Street Property to NV Properties LLC, a Nevada limited liability company. At the same time, NV Properties entered into a new lease with the Company on substantially the same economic terms as the prior lease between the Company and the officer of the Company. Mr. Nobles, CSO of the Company, is a member with a 42.3266% interest in NV Properties and serves as one of its three managers.
NOTE 19 SUBSEQUENT EVENTS
On October 3, 2006 the entire Board of Directors unanimously approved a further issuance of non-qualified options to employees, directors and consultants of the Company to purchase 2,950,000 shares of the Company’s common stock pursuant to the 2006 Stock Option Plan. All of these options have an exercise price of $0.06, are subject to a four year vesting period whereby 25% of the granted options vest at the end of the first year following the grant date, and the remaining option amounts vest in equal quarterly installments over the next following three years.
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
Financial Condition and Results of Operations for the three and nine month periods ended September 30, 2006 compared to the three and nine month periods ended September 30, 2005
The most significant changes affecting operating results this year compared to last year is the introduction in late 2005 of the new design of the “as simple as 123” SuperStitch and the ramp up of manufacturing for the “as simple as 123” product. In September and October of 2005, after successful feedback from users, the company started hiring an experienced sales force and clinical specialists to sell the products in the US market. As a consequence of a slow pickup in sales and our limited financial resources, the Company has decided to restructure Sales and Marketing and Manufacturing, reducing Manufacturing headcount by 10 and Sales and Marketing headcount by 6. The Company believes that these reductions will preserve operating capital while permitting the Company to maintain required levels of production, concentrate on extensions of its product offerings and pursue most of its sales and marketing plan.

Net Sales
Net sales increased to $133,360 for the quarter and $ 530,160 for the nine month period ended September 30, 2006, compared to $ 50,190 and $ 128,173 for the three and nine month period ended September 30, 2005. Sales in the US were $ 58,746 for the quarter and $ 266,803 for the nine month period ended September 30, 2006. Sales of the “as simple as 123” product in the quarter ended September 30, 2006 were lower than expected because of the much longer time spent by our sales and clinical people to schedule and perform the 10 cases per user that we deem necessary in order to become proficient in using the device. As a consequence we have decided to cutback the number of sales and clinical people in the USA from 12 to 6 and focus on a limited number of key accounts while concentrating on extensions to our product offerings that will enhance our competitive position.
Cost of Sales
Cost of sales was $ 544,969 for the quarter ended September 30, 2006 which is almost equal to the $ 547,529 for the same period last year. For the nine month period ended September 30, 2006 cost of sales was $ 1,598,649 which is an increase of 16% compared to $ 1,377,434 last year.
The main cause of the higher expenses is the direct cost of production of SuperStitch units. Comprised in cost of sales are all costs to manufacture our products, including materials, labor and related overhead costs including warranty and service costs. As a consequence of a slow pickup in sales and our limited financial resources, the Company has decided to realign our Manufacturing organization and reduce Manufacturing headcount from 24 per the end of June to 14 per the end of September.
Research and Development
Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Research and development expenses decreased by 5% to $173,283 in the quarter ended September, 30 2006 from $ 182,344 in the quarter ended September 30, 2005 and increased by 16% to $ 445,690 in the nine month period ended September, 30 2006 from $ 384,690 in the nine month period ended September 30, 2005. The increase is mainly stock based compensation for employees of $ 14,208 for the quarter and $ 47,642 for the nine months ended September, 30 2006 for options issued on January 9, 2006.
General and Administrative
General and administrative expenses were $ 955,498 for the quarter ended September 30, 2006 which is a 71% decrease compared to $ 3,328,589 for the same period last year. For the nine month period ended September 30, 2006 general and administrative expenses were $ 3,398,526 which is a decrease of 26% compared to $ 4,583,904 last year. Included in these numbers are stock based compensation expenses of $ 46,078 and $ 464,140 for the quarter and nine months period ended September 30, 2006 compared to $ 1,928,400 for the same quarter and nine months period last year. Excluded for these charges general and administrative expenses were $ 909,420 for the quarter ended September, 30 2006 compared to $ 1,400,189 last year which is a decrease of 35%. Year to date September, 30 2006 total expenses were $ 2,934,386 compared to $ 2,655,504 which is an increase of 11%.
General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts. Payroll expenses for the quarter ended September, 30 2006 were at the same level as last year and $ 200,000 higher for the nine months period mainly as a result of an increase in headcount during that period. Services in connection with being a public company were $ 31,000 and $ 75,000 higher for the quarter and year to date ended September, 30 2006 than the same periods last year. Management consultants and related travel were $ 67,000 and $ 105,000 higher respectively for the quarter and year to date ended September, 30 2006 than the same periods last year. Legal expenses increased by $ 18,000 for the quarter and by $ 477,000 for the nine month period over last years already high levels. Shareholders litigation expenses were the main reason for these increases. Officer’s liability insurance costs were $ 25,000 higher for the quarter and $ 75,000 for the nine months period. All the above mentioned increases were more then offset by a decrease of financial consulting expenses which were $ 637,000 lower for the quarter and $ 667,000 for the nine month period compared to last year for the same periods.
Sales and Marketing
Sales and marketing expenses were $ 353,567 for the quarter ended September 30, 2006 which is a 25% decrease compared to $ 473,156 for the same period last year. For the nine month period ended September 30, 2006 sales and marketing expenses were $ 1,347,483 which is an increase of 50% compared to $ 900,026 last year. Included in these numbers are stock based compensation expenses of $ 8,781 and $ 77,632 for the quarter and nine months period ended September 30, 2006 compared to $ 154,272 for the same quarter and nine months period last year. Excluded for these charges sales and marketing expenses were $ 344,786 for the quarter ended September, 30 2006 compared to $ 318,884 last year which is an increase of 8%. Year to date September, 30 2006 total expenses were $ 1,269,851 compared to $ 745,754 which is an increase of 70%. Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our direct sales force, advertising costs and expenses related to trade shows, distributor support and seminars. Headcount in Sales and Marketing decreased from 14 per the end of June 2006 to 8 per the end of June 2006. Payroll expenses for the quarter ended September, 30 2006 were $ 128,415 higher than last year and $ 524,000 higher for the nine months period mainly as a result of an increase in headcount during that period. On January 9 2006 the company issued options to members of its clinical advisory board and charged $ 16,071 for consulting services this quarter and $ 48,213 for the nine month period respectively versus no such expense last year. These increases in selling and marketing expenses were offset by $ 49,265 lower trade show expenses for the quarter and $ 29,932 for the nine months period as well as $ 58,088 lower public relation expenses for the quarter and $ 70,183 for the year to date period.
Interest income/expense
Interest expenses for the quarter ended September 2006 decreased by 45% to $907,910 compared to $ 1,635,875 in the quarter ended September, 30 2005. In addition to the interest expenses on the notes the company amortizes the fair value of the beneficial conversion feature of the notes and the warrants issued in connection with the notes over the term of the notes. As some of these notes have been extended the amortization period has increased and the amount per quarter decreased.

Interest expenses	Three months	Three months	Nine months	Nine months
	2006	2005	2006	2005

Note payable in Euros	$2,633	$1,960	$7,680	$6,078
Note payables		2,391		6,005
Note payable officer	17,156	14,232	51,467	47,697
Convertible notes officers	—	21,893	—	145,376
Whitebox I	196,500	196,500	589,500	589,500
Fusion	—	10,000	11,971	22,889
WhiteboxII	64,000	33,556	184,000	98,222
Whitebox III	140,000	35,778	420,000	35,778
Idylwood Partners L.P.	15,000	—	25,500	—
Whitebox IV	18,666	—	21,444	—
Other	1	(1,869)	16,071	(408)

	$453,956	$314,441	$1,327,633	$951,137

Beneficial conversion amortization	Three months	Three months	Nine months	Nine months
	2006	2005	2006	2005

Whitebox I	$291,377	$1,168,396	$874,132	$2,689,819
Fusion	—	108,408	144,153	203,477
Whitebox II	33,938	8,510	101,814	117,336
Repricing options Whitebox II	—	—	41,362	—
Whitebox III	128,640	36,120	368,555	36,120
Repricing options Whitebox III	—	—	92,520	—

Total conversion feature expense	$453,955	$1,321,434	$1,622,536	$3,046,752

Total interest and conversion expenses	$907,910	$1,635,875	$2,950,168	$3,997,889

Liquidity and Capital Resources
During the nine month period ended September 2006 the Company used $6,903,577 of cash in operating activities and generated $ 750,000 from the issuance of a note payable and $ 4,080,000 from a private placement of shares.
In addition the company settled $ 1,214,944 in outstanding interest by issuing shares.
The Company ended the period with a cash balance of $ 1,314,782. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public and private financings. We are currently engaged in discussions with potential financing sources regarding funding in the form of equity investments and convertible debt financing. There can be no assurance that any of these funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and/or possibly cease operations.
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
The Board of Directors of Sutura appointed a Special Litigation Committee consisting of two independent directors, Messrs. Crew and Terrell, to review the claims made in the above referenced derivative action, and to report to the Board its findings and decisions. On February 28, 2006, the Special Litigation Committee submitted its final report regarding the claims made in the derivative action and determined that such action brought by the Synapse entities would unlikely succeed on the merits and unlikely result in any net monetary recovery to the Company, is wholly opposed to the best interests of the Company, and that a motion to dismiss the derivative action should be filed. Nonetheless, the plaintiffs in the derivative action have continued to pursue their claims in the derivative action which has been costly to the Company. Recently, the Special Litigation Committee has been reconstituted with two new directors, Messrs. Teckman and Bjorkman, who will review the original claims made in the derivative action, as well as the report of the first committee, and will then make a recommendation to the Board as to which course of action it believes to be in the bests interests of the Company.
ITEM 2. CHANGES IN SECURITIES
On April 27, 2006, the Company completed the private placement of $ 750,000 aggregate principal amount of Convertible Promissory Notes with Idylwood Partners L.P. (the “Idlywood Note”) The Idylwood Note bears interest at the rate of eight percent (8%) per annum. All outstanding principal amounts and accrued interest under such notes is due in a balloon payment on March 31, 2007. In the event the Company consummates, prior to December 31, 2006 an equity or convertible debt financing in an aggregate amount of not less than $5,000,000, excluding amounts under the Idylwood Note (a “Qualified Financing”), then the outstanding principal amount and all accrued interest under the Idylwood Note shall at the election of holder be converted into equity or convertible debt on the same terms as the other investors in the Qualified Financing; provided, however, that the price per share for conversion of this note into equity or the conversion rate of the convertible debt that this note is exchanged for shall be 90% of the average per share price paid or of the conversion rate (as applicable) of such other investors.
On each of June 7, 2006 and June 28, 2006, the Company privately placed $500,000 of Secured Convertible Promissory Notes, for an aggregate placement of $1,000,000 (the “June Notes”) with certain affiliates of Whitebox Advisors, LLC. On July 31, 2006, the Company also completed the private placement of $1,160,000 aggregate principal amount of Secured Convertible Promissory Notes (the “July Notes”) with certain affiliates of Whitebox Advisors, LLC. In addition to the June Notes, July Notes and the transaction described herein, the Company has entered into prior financings with affiliates of Whitebox Advisors, LLC (the “Prior Whitebox Financings”) on September 17, 2004, March 24, 2005, and September 7, 2005 to privately place $6,550,000, $3,000,000 and $7,000,000, respectively, of Secured Convertible Promissory Notes.
Effective August 25, 2006, the Company completed the private placement of 62,180,556 shares of its common stock, par value $0.001 (the “Shares”), at a purchase price of $0.08 per share, and warrants to acquire 10,400,000 shares of common stock at a strike price of $0,913, par value $0.001 (the “ Warrants”), to certain affiliates of Whitebox Advisors, LLC. The aggregate consideration for the Shares and Warrants was $4,974,444 comprised of a new investment of $1,114,277 million and conversion of the June 7, 2006, June 28, 2006 and July 31, 2006 notes for a total of $ 2,160,000 and accrued interest in an aggregate amount of $894,444. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 191%, term of five years and a discount of 4.10% was determined to be $ 805,723 and was recorded as a separate equity investment.
The company issued 5,006,250 shares to Whitebox and its affiliates as payment in kind for $ 400,500 in interest expenses incurred in the 3rd quarter.

See Item 3.02 of Registrant’s Currents Reports on Form 8-K filed on July 3, 2006, August 4, 2006 and August 31, 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTURA, INC.

Registrant
Date: November 20, 2006	By: /s/ David Teckman

David Teckman, President and Chief Executive Officer
Date: November 20, 2006	By: /s/ Richard Bjorkman

Richard Bjorkman, Chief Financial Officer