Form 10QSB/A
period 2006-09-30
Sutura, Inc.
filed 2006-12-06
CIK 937814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
Amendment No. 1

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

Signatures
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

EXPLANATORY NOTE
This Amendment No. 1 to form 10-QSB/A (“Amendment No. 1”) amends the previously filed Quarterly Report of Sutura, Inc. (the “Company”) on form 10-QSB for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on November 20, 2006. This Amendment No. 1 is being filed for the purpose of correcting clerical and typographical errors in the form 10-QSB and have not affected the figures reported in the interim consolidated financial statements.
LIST OF CHANGES IN THIS AMENDMENT
1.	Page 4: Columns containing financial information as of September 30, 2005 have been deleted. The financial information deleted is not required to be included in form 10-QSB.

2.	Notes 3, 4, 5, 6, 7, 8, 9, 10, 11 and 12 to the financial statements have been revised to delete the columns referring to financial information for December 31, 2005. The financial information deleted is not required to be included in form 10-QSB.
This form 10-QSB/A replaces the previously filed 10-QSB.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30
(Unaudited)

2006
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$1,314,782
Accounts Receivable, Net	126,664
Inventory	640,813
Prepaid expenses	32,701

Total current assets	2,114,961

PROPERTY AND EQUIPMENT, net	477,903

DEPOSITS	102,510

$2,695,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,944,510
Loan payable — officers	123,694
Customer deposits	1,155,725
Notes payable — officers	857,784
Notes payable — related party	130,203
Convertible notes payable- net of beneficial conversion feature	—

Total current liabilities	6,211,915

LONG TERM LIABILITIES:
Convertible notes payable- net of beneficial conversion feature	14,692,889

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 253,824,796 shares issued and outstanding	253,824
Additional paid in capital	48,281,764
Accumulated deficit	(65,828,550)
Other comprehensive loss	(916,468)

Total stockholders’ deficit	(18,209,430)

$2,695,374

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

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the nine month period ended September 30, 2005:

NINE. MONTHS
ENDED. SEPTEMBER
2005
Net loss, as reported	$(11,108,378)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(89,030)
Pro forma net loss	$(11,197,408)

Basic and diluted weighted average shares outstanding	163,952,251

Basic and diluted as reported	$(0.07)

Basic and diluted pro forma	(0.07)
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
NOTE 5. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. The Company has established a reserve of $ 100,000 for potential obsolescence of components. Inventories are comprised of the following as of:

September 30
2006
Raw material/WIP	$317,200
Work in process	262,476
Finished goods	161,137

740,813
Less: Reserve for obsolescence	(100,000)

$640,813

NOTE 6. PROPERTY & EQUIPMENT
Property & equipment consisted of the following as of:

September 30
2006
Computers	$362,191
Office furniture and fixtures	581,072
Machinery and equipment	2,585,550

3,528,814
Less: Accumulated depreciation	(3,050,910)

$477,903

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES.
Accounts payable and accrued expenses consist of the following as of:

September 30
2006
Accounts payable — trade creditors	$471,073
Accounts payable — legal and professional	1,127,267
Accrued expenses	147,820
Accrued compensation	2,096,269
Accrued interest payable	102,081

Total accounts payable & accrued expenses	$3,944,510

NOTE 8. LOAN PAYABLE-OFFICERS
The Company owes the officers the following amounts as of:

September 30
2006
Loans payable to officers on demand, interest free and unsecured	$70,409

Loans payable to officers on demand, interest free and unsecured	53,285

$123,694

NOTE 9. CUSTOMER DEPOSITS
In 2002, the Company entered into an option and distribution agreement with a distributor. Under the agreement, the Company received $1,250,000 as an advance payment which will be applied against 50% of distributor’s future purchases of products.

September 30
2006
Opening balance per January 1st, 2006	$1,170,975

Applied against shipments	15,250

Ending balance per March 31, 2006	$1,155,725

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

Summary of convertible notes payable at:

September 30
2006
Whitebox I	$6,550,000
Whitebox II	3,000,000
Whitebox III	7,000,000
Idylwood Partners LLP	750,000

$17,300,000
Debt issue costs	(416,999)
Beneficial conversion feature	(2,190,113)

$14,692,889

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

SUTURA, INC.

Registrant
Date: December 6, 2006	By: /s/ David Teckman

David Teckman, President and Chief Executive Officer
Date: December 6, 2006	By: /s/ Richard Bjorkman

Richard Bjorkman, Chief Financial Officer