Form 10KSB
period 2006-12-31
Sutura, Inc.
filed 2007-04-17
CIK 937814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number: 000-25548
SUTURA, INC.
(Name of small business issuer in its charter)

Delaware	84-1010269

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17080 Newhope Street
Fountain Valley, CA 92708
(Address of principal executive offices) (Zip Code)
(714) 437-9801
(Issuer’s telephone number)
Securities registered under section 12(b) of the Exchange Act: None.
Securities registered under section 12 (g) of the Exchange Act: Common stock, Par value $.001
Check whether the issuer is not required to file reports pursuant to Section 13or 15(d) of the Exchange Act. ☐
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The issuer’s net sales for the most recent fiscal year were $ 634,569.
The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 30, 2007 was approximately $3,584,000.
As of March 15, 2007, the Registrant had 259,168,108 shares of its Common Stock, $0.001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

Sutura, Inc.
Annual Report on Form 10-KSB

Part I
Forward-Looking Statements
In this annual report, references to “Sutura,” “the Company,” “we,” “us,” and “our” refer to Sutura, Inc. and its subsidiaries.
This Form 10-KSB, as well as other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”), contain forward looking statements and information that are based upon beliefs of, and information currently available to the Company’s management as well as estimates and assumptions made by the Company’s management. When used in the Filings the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to the Registrant’s industry, operations and results of operations and any businesses that may be acquired by the Company. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those in such forward-looking statements.
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

Overview
Sutura(R), Inc. is a medical device company that has developed a line of innovative, minimally invasive vascular suturing devices to suture vascular structures during open surgery and catheter-based procedures. Sutura’s strategy is to become the leader in the development and manufacturing of minimally invasive vascular suturing devices. Many fluoroscopically guided catheterization procedures rely on percutaneous access to the vascular system through a puncture in the vessel. Many open surgical procedures are performed directly through the arteriotomy, the tissue planes or through a cannula. Following performance of diagnostic or therapeutic treatments or open surgical intervention through the open arteriotomy, catheter sheath or cannula, the arteriotomy site or vascular tissue must be closed.
As part of a typical procedure, a physician inserts the SuperStitch either directly into the arteriotomy, tissue planes or through an introducer sheath or cannula into the vessel, the heart or other vascular structures.
Sutura’s SuperStitch(R) products allow physicians to close the arteriotomy or vascular tissue using fluoroscopic and/ or ultrasonic guidance while working through the catheter sheath introducer or cannula as well as direct visualization in an open setting. Development of the SuperStitch(R) technology began in 1994, and Sutura has been granted 15 patents with claims for its SuperStitch(R) technology. Sutura has additional patents on file domestically and internationally.
Sutura meets the definition of a “Small Business Issuer” as such term is defined in Item 10(a) of Regulation S-B under the Securities Exchange Act of 1934, as amended. Sutura currently has 32 employees, and maintains its headquarters in Fountain Valley, California, in a 20,000 square foot facility. This facility is a QSR (Food and Drug Administration — Quality Systems Regulations) and ISO (International Standards Organization) certified freestanding facility with 2,000 square feet of cleanroom space and an additional 3,200 square feet convertible to cleanroom, if required. Sales offices (with warehouse space) of approximately 1,000 square feet each are leased in Amsterdam, the Netherlands and La Gaude, France to support sales and marketing efforts in Europe. “Sutura(R)” and “SuperStitch(R)” are registered trademarks.
Recent Developments
Stockholder Litigation
On June 30, 2005, certain stockholders of Prior Sutura filed two separate, but related, complaints in the Superior Court of the State of California, County of Orange-Central Justice Center. The first complaint, Case No. 05-CC00136, is a shareholder derivative complaint (the “Derivative Action”) making various claims against Anthony Nobles, Egbert Ratering and others seeking, among other things, money damages and injunctive relief to prevent the consummation of the then pending merger of Prior Sutura with the Company. The plaintiffs in this action are Synapse Fund I, LLC, a California limited liability company, and Synapse Fund II, LLC, a California limited liability company, in their capacities as stockholders of Prior Sutura, and now as stockholders of the Company.

The second complaint, Case No. 05-CC00137, seeks, among other things, to remove Messrs. Nobles and Ratering from their respective positions as directors of the Company, to dissolve the Company and for injunctive relief to prevent the consummation of the then pending merger with Technology Visions Group, Inc. (the “Dissolution Action”) The plaintiffs in this action are Go Industries, Inc., a Florida corporation, Synapse Fund I, LLC, a California limited liability company, Synapse Fund II, LLC, a California limited liability company and 20 other stockholders of Sutura.
The Company and the primary plaintiffs in the two actions (Synapse Fund I, Synapse Fund II and Go Industries, Inc.) have held settlement discussions to resolve the disputes raised in these two complaints, and have reached an agreement in principal to settle the litigation between the parties. As of April 13, 2007, all of the parties to the Derivative Action and the Dissolution Action have signed a settlement agreement resolving both actions completely. The settlement agreement must be approved by the Superior Court to become effective. Within two weeks of the last signature, the Company will file a motion for the Court’s approval of the settlement agreement. Among other terms, the settlement agreement calls for the Company to deliver to a plaintiff designee a convertible secured promissory note for $400,000, certain covenants of Messrs. Nobles and Ratering and for mutual releases between the parties. The convertible secured promissory note will bear interest at 8% per annum, will be payable quarterly in arrears, and may be paid in capital stock at a conversion rate of $0.08 per share, subject to certain adjustments. The principal amount of the note, together with any accrued but unpaid interest will be due and payable in eighteen (18) months or may be converted pursuant to the terms of the note at the rate of $0.15 per share, subject to certain adjustments. Lastly, in connection with the settlement agreement, the Company has agreed to provide the plaintiffs with rights to have the shares issuable upon conversion of principal or interest due under the note to be registered for resale pursuant to the Securities Act of 1933 if at any time the Company voluntarily registers its shares or a third party exercises its rights to require its shares of the Company to be registered, subject to certain exceptions.
Patent Infringement Litigation
On December 21, 2006, the Company filed a patent infringement lawsuit against Abbott Laboratories, Inc. and its Perclose unit in the United States District Court for the Eastern District of Texas. In its Complaint, the Company asserted that Abbott Laboratories and Perclose have been infringing on Sutura’s patents for vascular and cardiovascular suturing. Abbott Laboratories and Perclose have responded to the complaint denying the allegations and asserting certain infringement claims against the Company. The Company intends to vigorously pursue its complaint against Abbott Laboratories and Perclose and denies any infringement claims asserted against it by Abbott Laboratories and Perclose.

Recent Financings with Whitebox
On December 13, 2006, the Company completed the private placement of $1,500,000 aggregate principal amount of Secured Convertible Promissory Notes (the “Whitebox V Notes”) with certain affiliates of Whitebox Advisors, LLC and entered into a Fourth Amended Security Agreement and a Fourth Amended Patent and Trademark Security Agreement with respect to the Whitebox V Notes. The Whitebox V Notes bear interest from the date thereof at the rate of eight percent (8%) per annum. Interest only is payable in cash or in stock quarterly in arrears on the last day of each calendar quarter, beginning March 31, 2007. On June 30, 2008, the remaining outstanding principal balance of the Notes will be due and payable in cash, together with all then-accrued but unpaid interest. The Company has no right of early prepayment on the Whitebox V Notes.
Additionally, as part of the Whitebox V Notes transaction, Whitebox retained the option to purchase additional secured convertible promissory notes from the Company in an aggregate gross amount of $1,500,000 on or before March 31, 2007, on the same terms as this financing (the “Option Notes”).
On March 5, 2007, the Company completed the private placement of $1,500,000 aggregate principal amount of Option Notes with certain affiliates of Whitebox Advisors, LLC. The Option Notes bear interest from the date thereof at the rate of eight percent (8%) per annum. Interest only is payable in cash or in stock quarterly in arrears on the last day of each calendar quarter, beginning March 31, 2007. On June 30, 2008, the remaining outstanding principal balance of the Option Notes will be due and payable in cash, together with all then-accrued but unpaid interest. The Company has no right of early prepayment on the Option Notes.
At the election of Whitebox, all or any portion of the outstanding principal amount of the Whitebox V Notes and the Option Notes, together with any accrued but unpaid interest on the Whitebox V Notes and the Option Notes, may be converted into the Company’s capital stock. The conversion rate of the Whitebox V Notes and the Option Notes shall initially be $0.045. Notwithstanding anything to the contrary contained in the Whitebox V Notes or the Option Notes, the number of shares of Common Stock that may be acquired by a payee upon any conversion of any Whitebox V Note or Option Note shall be limited to the extent necessary to insure that, following such conversion (or other issuance), the total number of shares of Common Stock then beneficially owed by any payee and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the payee’s for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), does not exceed 9.99% of the total number of issued and outstanding shares of Common Stock of the Company (including for such purpose the shares of Common Stock issuable upon such conversion or payment). For such purposes, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder.

As part of the financing, on December 13, 2006, Sutura and Whitebox entered into a Fourth Amended Registration Rights Agreement (the “Registration Rights Agreement”) which has eliminated the previous requirement that the Company effect a registration of shares on or before a certain date. Pursuant to the Registration Rights Agreement, Registrant has, among other things, granted certain rights to the holders of the shares, warrants and secured convertible notes issued in connection with prior financings with affiliates of Whitebox and the Whitebox V Notes and the Option Notes to request a registration relating to:
(i)	the shares issued in connection upon payment or conversion of the Whitebox V Notes and the Option Notes;

(ii)	the shares issued in connection with prior financings with affiliates of Whitebox;

(iii)	the common stock issuable upon conversion of secured convertible notes issued in connection with the prior financings, and

(iv)	the common stock issuable upon exercise of warrants issued in connection with the prior financings.
Engagement of Investment Banking Firm
The Company has engaged Craig-Hallum Capital Group LLC to explore strategic alternatives to enhance shareholder value. These strategic alternatives may include distribution partnerships, marketing arrangements, or the merger or sale of all or part of the Company. Craig-Hallum Capital Group LLC is an investment banking firm located in Minneapolis, Minnesota.
SuperStitch Products
Sutura believes that its SuperStitch products permit the definitive closure of the arteriotomy or vascular tissue sites following open surgical and fluoroscopically or ultrasonically guided procedures. Further, the SuperStitch products provide sutured closure of the arteriotomy or vascular tissue site utilizing the existing catheter sheath introducer or cannula during fluoroscopically or ultrasonically guided procedures and directly through the open arteriotomy during open surgical procedures. The SuperStitch products are designed for ease of use by physicians, to provide hemostasis between tissue planes.
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

The research and development of Sutura’s products is primarily performed under the direction of Anthony Nobles, Chairman and Chief Scientific Officer and Ben Brosch V.P. of Engineering and Research and Development. Sutura’s research and development staff have been focused on the recently FDA 510(k) cleared 5F, 12F and EL devices along with the current versions of the F6 and F8 SuperStitch products. Sutura’s engineers and their resources are focused to develop and improve existing product designs, to reduce cost and improve the manufacturability of these designs, and to develop advanced designs to be utilized in other applications.
Sutura’s current products are:
F5 Superstitch. Sutura has prototyped this product and expects this product to allow for sutured closure of smaller tissue sites. The F5 SuperStitch received it’s CE mark and FDA 510(k) clearance in October 2006.
F8 & F6 Superstitch. Sutura released updated versions of the F6 & F8 SuperStitch products in the fourth quarter of 2005. The updated version incorporates the simple 3-step process as well as additional other features that Sutura believes will improve ease of use of the product.
Superstitch Guidewire. Sutura recently released the guidewire version of the SuperStitch which allows physicians to re-access a vessel during procedures by placing the sutures first and complete suturing the vessel after performing additional procedures if they choose. The guidewire version also enables physicians to use the SuperStitch on patients where they feel that maintaining access is more crucial. The Guidewire version of the F8 & F6 has received FDA 510(k) clearance in the USA as well as the CE mark in Europe.
F12 & F18 Superstitch. Sutura has prototyped and tested these products in cadavers and live tissue models and expects these products to address the growing market of larger arteriotomies which may include procedures such as abdominal aortic aneurysms as well as larger surgical applications. Sutura believes that these products will allow Sutura to set itself apart from its competitors by producing products to close holes of these sizes. The F12 SuperStitch model received 510(k) clearance by the FDA and approval by European regulatory authorities in October 2006. The 18F SuperStitch is currently an investigational device and will require FDA 510(k) clearance and CE approval in Europe before being marketed in those countries.
Superstitch ASD & Superstitch PFO. These products are collectively called HeartStitch. Sutura filed for trademark protection of the HeartStitch name with the United States Patent and Trademark Office in April 2007. Sutura has prototyped these products and began testing them in early 2007. Sutura believes that these products represent a significant financial potential that could rival that of the F6 and F8 product line.

Business Strategy
Sutura’s strategy is to become the leader in the engineering, development and manufacturing of minimally invasive vascular and cardiovascular suturing devices. The Company has decided to explore strategic alternatives for selling and marketing it’s various products and for the sale of its business or assets. The current competitive market in the US and Europe is not conducive to cost effective direct sales and marketing of the Company’s products. During 2006, the Company disbanded it’s internal sales force and, with the exception of a minimal staffing in clinical support, intends to follow a distribution strategy going forward.
The key steps in achieving the Company’s primary objectives are the following:
-	Continue to develop features that make our products safe, easy to use and reliable.

-	Expand our product offering such that we have a solution for every potential need for suturing tissue.

-	Explore strategic alternative(s) for sales, distribution and physician clinical training.

-	Expand our international distribution through distributors that are willing to invest in local product specialists dedicated to our products.
Sales, Marketing and Distribution
Sutura’s products are currently marketed to physicians for open surgical intervention and fluoroscopically guided procedures. In the fourth quarter of 2006 the Company disbanded the remaining direct US sales force for our SuperStitch devices in the United States. We are actively pursuing strategic sales and marketing relationship(s) for the US market.
Sutura has been selling in the European market through its direct sales operation in France and its distribution partners in Italy, Spain Switzerland and Austria. Sutura intends to expand sales into Germany, Scandinavia and the U.K. and several other European countries in 2007. The Company distributes its products through an exclusive relationship with Getz Bros. & Co. Inc. in Korea, Japan and the rest of Asia. In the third quarter of 2006 we began initial sales in parts of Asia, including Korea, Thailand, the Phillipines and China. The Company recently entered into an exclusive distribution relationship with The Lifemed Group Inc. to distribute our products in Canada. All efforts to expand sales of the SuperStitch devices in to new countries and territories will be subject to the Company obtaining all required regulatory approvals.

In certain of our exclusive distribution relationships, we have accepted advance payments for products. The advance payments are offset against the sale of product to such distributors in the future. In particular, we have accepted advance payments of $1,250,000 from Getz Bros. & Co. Inc. To date, we have shipped only nominal amounts of product to Getz Bros. as an offset to the advance payments, but we expect shipments to increase in both frequency and amount in 2007. If the Distributor Agreements with Getz Bros. are subsequently terminated or expire pursuant to their terms, all advance payments that have not been offset by shipped product must be repaid at termination. If these agreements were terminated or expire with large balances remaining due as advance payment amounts, the requirement that we repay those amounts could have a material adverse effect on our business and financial operations.
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
We believe that competition in the marketplace for vascular suturing devices has moderated and consolidated to primarily two main players — AngioSeal and Perclose. Datascope, who manufactures and distributes VasoSeal withdrew it’s product from the market in October 2006.

The three principal competitive vascular sealing devices are:
-	Angio-Seal ® device, sold by the Daig division of St. Jude Medical, Inc. and developed by Kensey Nash Corporation, seals the puncture site through the use of a collagen plug on the outside of the artery connected by a suture to a biodegradable anchor which is inserted into the artery.

-	The Closer™ device, sold by Perclose, Inc., a subsidiary of Abbott Laboratories, seals the puncture site through the use of a suture device that enables a physician to perform a minimally invasive replication of open surgery.

-	The StarClose™ device, sold by Perclose, Inc., a subsidiary of Abbott Laboratories, seals the tract above the puncture site through the use of a staple.
Patents and Proprietary Rights
Sutura’s policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect its technology and inventions that are important to its business. Sutura has been granted fifteen patents with claims for its SuperStitch technology. Sutura has additional patents on file, both domestically and internationally.
In 2002, Sutura received notice from Perclose, a division of Abbott Laboratories, Inc. that certain of its technologies infringe Perclose’s patents. Sutura believes that it does not infringe Perclose’s or any third-party’s patents and that it has a strong intellectual property position. Sutura has worked with its patent counsel and has obtained non-infringement opinions, including as to certain Perclose patents. Sutura and its management decided to take a more aggressive stance toward protecting our intellectual property position and on December 21, 2006 the Company filed suit against Abbott Laboratories, Inc., and it’s Perclose unit for patent infringement. The Company intends to vigorously pursue its complaint against Abbott Laboratories and Perclose and denies any infringement claims asserted against it by Abbott Laboratories and Perclose. Sutura believes that its intellectual property offers a barrier to competition and a competitive advantage compared to other products.
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
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k)clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. No law or regulation specifies the time limit by which the FDA must respond to a 510(k) notification. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it can take longer.

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
If the FDA’s evaluation of the PMA application is favorable, the FDA often issues an “approvable letter” requiring the applicant’s agreement to specific conditions (e.g., changes in labeling) or specific additional information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval.
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

After a device is placed on the market, numerous post market regulatory requirements apply. These include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA).
FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:
-	fines, injunctions, and civil penalties;

-	recall or seizure of products;

-	operating restrictions, partial suspension or total shutdown of production;

-	refusing requests for 510(k) clearance or PMA approval of new products;

-	withdrawing 510(k) clearance or PMA approvals already granted; and criminal prosecution.
On March 1, 2000, Sutura first received 510(k) clearance to market the F8 SuperStitch devices and subsequently received 510(k) clearance to market the F6 SuperStitch. Sutura has made modifications to these devices, including the current devices, which Sutura believes do not require new 510(k) clearance. There can be no assurance that the FDA would agree with any of our determinations not to seek such new clearance or that the FDA would not require us to submit a new 510(k) notice for any of the changes. If the FDA were to do so, we could be prohibited from marketing the modified devices until the FDA grants 510(k) clearance for the modified devices.
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
Item 3. Legal Proceedings
On February 16, 2005, Millenium Holding Group, Inc. filed a complaint against Prior Sutura in the United States District Court, District of Nevada, Case No. CV-S 05-0356-JCM-LRL, alleging, among other things, that Prior Sutura conspired with Fusion Capital, to breach the implied covenant of good faith and fair dealing in connection with its termination of a merger agreement with Millenium. The Company believes the claims referenced by Millenium in its complaint are without merit and intends to continue to vigorously defend itself against these claims. In March, 2007, the Company filed a motion for Summary Judgement in this action and expects a final ruling on this motion in early May 2007. There can be no assurances that the Company will be successful on its Summary Judgment motion.
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

The second complaint, Case No. 05-CC00137, seeks, among other things, to remove Messrs. Nobles and Ratering from their respective positions as directors of the Company, to dissolve the Company and for injunctive relief to prevent the consummation of the then pending merger with Technology Visions Group, Inc. (the “Dissolution Action”) The plaintiffs in this action are Go Industries, Inc., a Florida corporation, Synapse Fund I, LLC, a California limited liability company, Synapse Fund II, LLC, a California limited liability company and 20 other stockholders of Sutura.
The Board of Directors of Sutura appointed a Special Litigation Committee consisting of two independent directors to review the claims made in the above referenced derivative action, and to report to the Board its findings and decisions. On February 28, 2006, the Special Litigation Committee submitted its final report regarding the claims made in the derivative action and determined that such action brought by the Synapse entities would unlikely succeed on the merits and unlikely result in any net monetary recovery to the Company, is wholly opposed to the best interests of the Company, and that a motion to dismiss the derivative action should be filed. Additionally, in September 2006 a Second Special Litigation Committee was formed to reevaluate the findings made by the first Special Litigation Committee, and the second committee adopted the findings made by the first committee. The Second Special Litigation Committee was comprised of David Teckman, a member of the board and Sutura’s President & CEO and Richard Bjorkman, a member of the board and Sutura’s CFO.
The Company and the primary plaintiffs in the two actions (Synapse Fund I, Synapse Fund II and Go Industries, Inc.) have held settlement discussions to resolve the disputes raised in these two complaints, and have reached an agreement in principal to settle the litigation between the parties. As of April 13, 2007, all of the parties to the Derivative Action and the Dissolution Action have signed a settlement agreement resolving both actions completely. The settlement agreement must be approved by the Superior Court to become effective. Within two weeks of the last signature, the Company will file a motion for the Court’s approval of the settlement agreement. Among other terms, the settlement agreement calls for the Company to deliver to plaintiff designee a convertible secured promissory note for $400,000, certain covenants of Messrs. Nobles and Ratering and for mutual releases between the parties. The convertible secured promissory note will bear interest at 8% per annum, will be payable quarterly in arrears, and may be paid in capital stock at a conversion rate of $0.08 per share, subject to certain adjustments. The principal amount of the note, together with any accrued but unpaid interest will be due and payable in eighteen (18) months or may be converted pursuant to the terms of the note at the rate of $0.15 per share, subject to certain adjustments. Lastly, in connection with the settlement agreement, the Company has agreed to provide the plaintiffs with rights to have the shares issuable upon conversion of principal or interest due under the note to be registered for resale pursuant to the Securities Act of 1933 if at any time the Company voluntarily registers its shares or a third party exercises its rights to require shares of the Company to be registered, subject to certain exceptions.
Item 4. submission of Matters to a Vote of Security Holders
The 2006 Annual Meeting of Shareholders of Sutura. Inc. was held on November 16, 2006, at 9:00 a.m. Pacific Time at the Ayres Hotel and Suites, 325 Bristol, Costa Mesa, California 92626 for the following purposes:
     1. To elect seven (7) directors, each to serve for a one-year term;
     2. To ratify the selection of Kabani & Company, Inc. as our independent auditors to examine our consolidated financial statements for the fiscal year ending December 31, 2006; and
     3. To transact such other business as may properly come before the meeting.
At the Annual Meeting, each of the director nominees was elected pursuant to the following vote tabulation:

Name	Votes For	Votes Withheld
Richard Bjorkman	173,099,851	28,752,496
John Crew, M.D.	173,075,933	28,776,417
Anthony Nobles	175,363,164	28,755,796
Dr. Richard Moran	173,242,936	28,609,411
Egbert Ratering	173,099,851	28,752,496
David Teckman	200,191,832	28,752,496
Charles Terrell, Sr.	173,226,236	28,626,111
At the Annual Meeting, the selection of Kabani & Company, Inc. as our independent auditors to examine our consolidated financial statements for the fiscal year ending December 31, 2006 was ratified pursuant to the following vote tabulation:
Votes For: 175,491,878 Votes Against: 26,174,738      Votes Abstained: 199,922
Except for the election of directors and the ratification of our auditors, there were no further actions voted upon at our Annual Meeting.
The total number of shares voted in person or by proxy at the Annual Meeting was 201,866,449.

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
The reported high and low bid and asked prices for the common stock are shown below for the periods from January 1, 2005 through December 30, 2006. The prices presented are bid and ask prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices may not necessarily reflect actual transactions.

	PERIOD	HIGH	LOW

Fiscal Year Ended December 31, 2005	First Quarter	$1.35	$0.60
	Second Quarter	$0.96	$0.42
	Third Quarter	$1.40	$0.48
	Fourth Quarter	$0.99	$0.50

Fiscal Year Ended December 31, 2006	First Quarter	$0.80	$0.30
	Second Quarter	$0.62	$0.08
	Third Quarter	$0.15	$0.05
	Fourth Quarter	$0.10	$0.03
As of December 30, 2006 there were approximately 403 stockholders of record of Sutura common stock.
The transfer agent for the Company is Continental Stock Transfer & Trust Company, 17 Battery Place, NY, NY 10004, Telephone, (212)519-4000
Dividends
Sutura has not paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. We anticipate that any earnings generated from future operations will be used to finance our operations. No restrictions exist upon our ability to pay dividends.
Recent Sales of Unregistered Securities
In October 2006, we issued options to purchase 2,950,000 shares of common stock at a price of $.06 per share to certain officers, directors, employees and consultants of our Company. The shares were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(2) and/or Regulation D thereof.
In January 2006, we issued options to purchase 5,625,000 shares of common stock at a price of $.30 per share to certain officers, directors, employees and consultants of our Company. The shares were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act contained in Section 4(2) and/or Regulation D thereof.
On August 19, 2005, immediately prior to consummation of the Merger Transaction between the Company and Prior Sutura, The Company issued to James Lahey and James Giranciracusa 1,072,023 shares and 275,764 shares respectively, as payment for accrued but unpaid salary and repayment of the principal amounts and unpaid interest on outstanding notes owed to such persons. The shares were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act contained in Section 4(2) and/or Regulation D thereof.

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
Sutura is a medical device company that designs, develops, and manufactures a family of patented suture mediated stitching devices for vascular tissue approximation. Sutura’s operations, to date, have consisted mainly of raising capital, research, development, and clinical testing of its SuperStitch vascular suturing devices, obtaining regulatory clearances and approvals in both the U.S. and Europe and limited manufacturing and sales.
Sutura has not generated any pre-tax income to date and therefore has not paid any federal income taxes since inception. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

Sutura has incurred substantial losses during its years ended December 31, 2006 and 2005, has incurred losses each year since its inception, and has relied on investment capital and loans to fund its operations. During the next three months, Sutura will need to raise additional funds through issuance of debt and equity to support its planned operations and expansion. There can be no assurance that Sutura will be successful in raising any such funds or, even if successful, raising any such funds on conditions and terms favorable to Sutura. Further, failure to raise such funds on favorable terms could have a material adverse affect on the operations and financial condition of Sutura.
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
Debt with Stock Purchase Warrants and Beneficial Conversion Features
The proceeds received from debt issued with detachable stock purchase warrants is allocated between the notes and the warrants, based upon the relative fair values of the two securities. The difference between the proceeds allocated to the notes and the face value of the notes is recognized as beneficial conversion feature and reflected as a discount from the convertible notes with a corresponding credit to paid-in capital. This beneficial conversion feature together with the value of the warrants is amortized to interest expense over the term of the debt instrument, using the effective interest method.
Reclassification of expenses
Certain prior period expenses have been reclassified to conform to current period presentation.
Financial Condition and Results of Operations for the year ended December 31, 2006 compared to year ended December 31, 2005
2006 was a difficult year for Sutura as a slow uptake in sales forced us to abandon the direct sales model for introducing the SuperStitch product line into the US market and instead look for a distribution partner. The Company has decided to focus its resources on the development of larger and multiple suture placement devices that address opportunities in the fast growing market of interventions with large catheter based devices in Cardiology and Radiology. In addition it is developing longer versions of its stitching devices that allow the placement of sutures inside the heart and that address the fast growing market in PFO closure. Sutura believes that in both markets its unique suture based approach will have major advantages over currently used techniques. Total headcount for the Company decreased from 47 per the end of December 2005 to 32 per the end of December 2006.
Net Sales
Net sales were $104,410 for the quarter and $ 634,569 for the year ended December 31, 2006, compared to $ 110,742 and $ 238,915 for the quarter and year ended December 31, 2005. The decision to discontinue with the direct sales model resulted in a drop of US sales to only $ 15,995 for the quarter ended December 31, 2006 compared to $ 60,391 for the same quarter a year ago. For the year ended December 31, 2006 US sales were $ 282,798 compared to $ 107,191 for 2005. Export and international sales were $ 88,415 for the quarter ended December 31, 2006 and $ 50,352 for the same quarter 2005. For the year ended

December 31, 2006 export and international sales were $ 351,772 compared to $ 131,724 for 2005.
Cost of Sales
Cost of sales is comprised of all costs to manufacture our products, including materials, labor and related overhead costs including warranty and service costs. Cost of sales increased 17% to $2,203,690 for the year ended December 2006 from $1,869,261 for year ended December 31, 2005. As a consequence of our decision to discontinue our direct US sales and anticipating lower sales we scaled down our manufacturing headcount from 22 per the end of December 2005 to 14 per the end of December 2006. Expenses were generally in line with last year except stock based compensation which was $ 61,850 for the year ended December 31, 2006 compared to $ 5,417 last year and obsolescence expenses where we increased our reserve by $ 250,000 as our inventory levels exceed expected sales levels.
Research and Development
Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Headcount in R&D was 7 at the end of each of December 31, 2006 and 2005. Research and development expenses increased 15% to $ 547,270 in the year ended December, 31 2006 from $477,879 in the year ended December 31, 2005. In the year ending December 31, 2006 the Company expensed $ 61,850 in stock based compensation where as in 2005 it had no such expense.
General and Administrative
General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts.
General and administrative expenses increased 55% to $ 4,434,976 in the year ended December 31, 2006 from $ 2,849,839 in the year ended December 31, 2005. In the year ending December 31, 2006 the Company expensed $ 186,488 in stock based compensation compared to $ 24,400 in 2005. It further incurred $ 1,560,512 in legal expenses compared with $1,031,616 in 2005, or an increase in legal expenses of 51%. In addition the company accrued $ 400,000 for the total cost of settling the Synapse lawsuit as described in the section legal proceedings. The remainder of the increased spending was $ 180,000 in payroll, $ 47,000 in stock based compensation for consultants, $ 23,000 higher audit expenses, $ 96,000 higher outside services mainly related to being a public company, $ 80,000 higher travel expenses and $101,000 higher insurance cost.
Sales and Marketing
Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our direct sales force, advertising costs and expenses related to trade shows, distributor support and seminars. Headcount in Sales and Marketing decreased from

11 people at December 31, 2005 to 4 people at December 31, 2006. Sales and marketing expenses increased 23% to $1,533,128 in the year ended December 31, 2006 from $ 1,250,376 in the year ended December 31, 2005. The increases are mainly the result of US based marketing and sales activities which were initiated in 2005 and discontinued in late 2006. The higher level of spending for the year ended December 31, 2006 compared to 2005 are $ 354,000 in payroll related expenses, $73,000 in travel expenses, $ 55,778 in stock based compensation for employees and $ 68,000 in stock based compensation for clinical advisory board members. On the other hand we experienced $ 66,000 lower tradeshow expenses and $ 85,000 lower public relation expenses.
Interest income/expense
Interest expenses are paid on short-term convertible notes that the Company has issued to finance its operations. Interest expenses for the year ended December 31, 2006 decreased by 38% to $ 3,938,515 compared to $ 6,308,735 in the year ended December 31, 2005. The decrease in interest is a direct consequence of the extension of the terms of the Whitebox loans which extends the amortization period of the beneficial conversion features and therefore lowers the monthly expenses of those loans.

	Twelve months	Twelve months
Interest expenses.	2006	2005
Note payable related party in Euros	$10,321	$7,916
Note payables		9,505
Note payable officer	68,623	54,929
Convertible notes officers	—	145,376
Whitebox I	786,000	786,000
Fusion	11,971	32,889
Whitebox II	274,000	161,556
Whitebox III	560,000	175,778
Idylwood Partners L.P.	40,500	—
Whitebox IV	21,444
Whitebox V	5,667	—
Other	16,071	3,580

	$1,794,596	$1,377,529

	Twelve months	Twelve months
Beneficial conversion amortization	2006	2005
Whitebox I	$1,165,509	$4,256,344
Fusion	144,153	355,847
Whitebox II	135,752	171,094
Repricing warrants Whitebox II	41,362	—
Whitebox III	503,353	147,920
Repricing warrants Whitebox III	92,520	—
Idylwood Partners L.P.	48,611
Whitebox V	12,660	—

Total conversion feature expense	$2,143,920	$4,931,205

Total expenses	$3,938,515	$6,308,734

Liquidity and Capital Resources
The Company ended the year with a cash balance of $1,238,154.
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
Item 8B. Other Information
None.
Part III
Item 9. Directors and Executive Officers of the Registrant, Compliance with Section 16(a) of the Exchange Act; Code of Ethics
The Directors and executive officers of the Company at December 31, 2006, their ages, their titles, their years of employment with the Company, and their principal occupation for the last five years are as follows:
     David Teckman, 50, has been President and CEO since September 21, 2006 and has served as a member of the Board since May 15, 2006. Mr. Teckman was previously a director of Minneapolis-based Whitebox Advisors, LLC, a hedge fund headquartered in Minneapolis, MN with $2.0 billion under management. Affiliates of Whitebox Advisors, LLC have invested a total of $23,550,000 in Sutura in exchange for Common

Stock, Secured Convertible Notes and Warrants for shares of Sutura Common Stock. Before that, Mr. Teckman served as the President and CEO of Vivius, Inc. from 2000 to 2005. Vivius was a venture capital backed consumer driven healthcare company that developed, patented and deployed the first healthcare program allowing consumers to select healthcare benefits and providers on-line. Prior to Vivius he served as the president of Disc Systems Inc., an ambulatory health care software and information technologies company from 1997 to 1999. Mr. Teckman is Chairman of the Board of Mendota Healthcare and is a member of the Board of Visitors for the Pharmacy School at the University of Maryland.
     Richard Bjorkman, 57, has served as the Chief Financial Officer, Vice President, Finance and member of our Board since September 21, 2006. Mr. Bjorkman was previously an independent contractor providing CFO services to venture backed start up companies and to companies in turn-around situations. Before that, Mr. Bjorkman served as CFO for Indicast.com from 2001 to 2002. Indicast was an internet voice portal company that was ultimately acquired by Oracle, Inc. Prior to Indicast, he served as CFO for SmithMicro Software, Inc. (Nasdaq: SMSI), a developer of eCommerce software, communication software and provider of professional consulting services. Mr. Bjorkman received his CPA certificate while working for KPMG in there Los Angeles office. He is a past president of Financial Executives International (FEI) Orange County California chapter.
     Anthony Nobles, Ph.D., 42, has served as the Chief Scientific Officer since September 21, 2006, and continues to serve as our Chairman of the Board. Prior to that Dr. Nobles served as the Chief Executive Officer, President and Chairman of the Board of the Company since the consummation of the merger of the Company with Sutura, Inc. (“Prior Sutura”) on August 19, 2005. Dr. Nobles co-founded Prior Sutura in 1996 with Mr. Ratering and served as Prior Sutura’s Chairman of the Board from the inception of Prior Sutura until consummation of the merger. He also served as Prior Sutura’s President and Chief Executive Officer since the inception of Prior Sutura until consummation of the merger, except for a brief period from January 2000 to October 2001 during which time he held the title of Chief Technology Officer. In addition, Dr. Nobles has founded other medical device companies with Mr. Ratering, for which he serves as an officer and director. He has been awarded various patents for medical devices for use in cardiovascular surgery, neurosurgery, obstetrics/gynecology, and vascular & general surgery.
     Egbert Ratering, 58, serves as an Executive Vice President, and continues to serve as a member of our Board. Prior to that, he served as the Chief Financial Officer, Executive Vice President and a director of the Company since the consummation of the merger of the Company and Prior Sutura on August 19, 2005. Mr. Ratering co-founded Prior Sutura in 1996 with Mr. Nobles. He served as a director of Prior Sutura and as Executive Vice President and Managing Director of Prior Sutura’s European subsidiaries since Prior Sutura’s inception until consummation of the merger, and served as Prior Sutura’s Chief Financial Officer from January, 2003 until consummation of the merger. In addition, Mr. Ratering has founded other medical device start-up companies with Dr. Nobles, for which he serves as an officer and director. Prior to co-founding Prior Sutura, Mr. Ratering was employed by Cordis

Corporation, a JOHNSON-JOHNSON company from 1976 to 1996 and was responsible for worldwide manufacturing for Cordis from 1995 to 1996.
     Richard Moran, Ph.D., 56, is a partner of Venrock Associates, a venture capital fund. Prior to that, Dr. Moran served as the Chairman of the Board of Portal Software which was sold to Oracle in 2006. He served also on the Board of r4gs which was sold to Verisign in 2005. He is a former Partner at Accenture, Inc. and a Ph.D. in organizational behavior. Dr. Moran is an author of numerous national best-selling business books and a board member of several educational and philanthropic organizations.
     John Crew, M.D., 72, has served as a director of the Company since the consummation of the merger of the Company and Prior Sutura August 19, 2005. Dr. Crew served as a director of Prior Sutura from September, 2002, until the consummation of the merger. Dr. Crew has been a practicing physician in the San Francisco/Daly City, California area since 1964. He is certified by the American Board of Surgery, Vascular and the American Registry of Diagnostic Medical Sonographers. Dr. Crew is currently serving as the Director of Cardiovascular Surgical Research for the San Francisco Heart Institute at Seton Medical Center in Daly City, California and as the Medical Director for the San Francisco Wound Care Center in Daly City, California. He has authored and co-authored numerous published articles on the vascular and cardiovascular related topics.
     Charles Terrell, Sr., 68, has served as a director of the Company since December 1, 2005. Charles Terrell is the former chairman of the Greater Dallas Crime Commission, the former chairman of the Texas Criminal Justice Task Force, the former chairman of the Mayor’s Advisory Committee on Crime for Dallas, Texas, and a former Dallas City Councilman. In 1987, he was appointed by the Governor of Texas to chair the Texas Department of Corrections, the second largest state prison system in the U.S., and the fifth largest prison system in the world. Mr. Terrell is President of “Safer Dallas Better Dallas”, which has a goal of making Dallas the safest major city in America. In 1969, he founded the Unimark Insurance Agencies, for which has has sserved as the Chairman since its inception. The Unimark Insurance Agencies operate in all phases of commercial insurance. Unimark operate as a retailer for special property and casualty programs for convenience stores, financial institutions, nursing homes, beverage companies, multi-family housing, real estate portfolios, hospitals and insurance programs to replace maintenance service agreements.
Audit Committee Financial Expert
     The Company recently merged with Prior Sutura which resulted in a change of the members of the Board of Directors and management of the Company. Egbert Ratering and Richard Bjorkman are the Company’s audit committee financial experts; however, both Messrs. Ratering and Bjorkman are executive officers of the Company and are not independent of management.

Section 16(a) — Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and information involving securities transactions of which the Company is aware, the Company is aware of officers, directors and holders of more than 10% of the outstanding common stock of the Company who failed to timely file reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006. To the Company’s knowledge, to date, Anthony Nobles, Egbert Ratering, John Crew, M.D., Richard Bjorkman, Richard Moran, Charles Terrell, Synapse Capital Fund and Whitebox Advsiors have not filed required Forms 3 or 5.
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
Item 10. Executive Compensation
Executive Employment Agreements
NOBLES EMPLOYMENT AGREEMENT
     Dr. Nobles’ existing Employment Agreement with Sutura was assumed by the Company upon consummation of the merger of the Company with Prior Sutura. Dr. Nobles is currently employed by the Company as its Chief Science Officer and Chairman of the Board. The term of Dr. Nobles employment agreement extends from January 1, 2003 until December 31, 2007. Pursuant to his employment agreement, Dr. Nobles receives annual base salary of $250,000, subject to a minimum annual increase of no less than the increase in the average cost of living index. Dr. Nobles has founded, and for which he generally serves as an officer and director, various other medical device companies outside of the arterial vessel closure area. Dr. Nobles’ employment agreement requires that he devote at least 50% of his employable time, attention, skill and efforts to the faithful performance of his duties with the Company. Dr. Nobles’ employment agreement specifically prohibits him from participating in a business that competes with Sutura’s business during his employment.
RATERING EMPLOYMENT AGREEMENT
     Mr. Ratering’s Employment Agreement with Sutura was assumed by the Company upon consummation of the merger of the Company with Prior Sutura. Mr. Ratering is currently employed by Sutura as its Executive Vice President European Operations. Mr. Ratering’s employment is at will and provides for an annual salary of Euro 120,000 approximately ($150,000 U.S. dollars) and an additional Euro 20,000 (approximately $25,000 U.S. dollars) in annual benefit allowance.
BJORKMAN EMPLOYMENT AGREEMENT
     Mr. Bjorkman entered into his Employment Agreement with Sutura on September 21, 2006. The agreement with Mr. Bjorkman provides, among other things, that Mr. Bjorkman will receive an annual salary of $90,000 in exchange for serving as the Company’s Chief Financial Officer and Vice President, Finance for at least twenty (20) hours per week, and that he will be reimbursed for his COBRA expenses. Mr. Bjorkman is an at-will employee.
TECKMAN EMPLOYMENT AGREEMENT
     Mr. Teckman entered into his Employment Agreement with Sutura on September 21, 2006 The agreement with Mr. Teckman through 2006 provided that he would receive annual compensation of $1.00 in exchange for serving as the Company’s President and Chief Executive Officer. The Board recently evaluated Mr. Teckman’s compensation package, and determined that his compensation for fiscal year 2007 should be revised to provide for an annual salary of $250,000 and a monthly car allowance of $650 and that he will be reimbursed for his COBRA expenses. Mr. Teckman is an at-will employee.
Compensation
The following table presents, for each of the last three fiscal years, the annual compensation earned by the chief executive officer and the most highly compensated executive officers of the Company for the three fiscal years ended December 31, 2006:

SUMMARY COMPENSATION TABLE ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY		BONUS	OTHER ANNUAL COMPENSATION

David Teckman	2006	$1	(1)	$0	$0
Chief executive officer and President

Richard Bjorkman	2006	$26,250	(2)	$0	$0
Chief Financial Officer and Executive Vice President

Anthony Nobles, PhD	2006	$250,000	(3)		$7,800	(6)
Chairman, Chief Scientific officer	2005	$92,877	(3)		$2,898	(5)

Egbert Ratering	2006	$137,983	(4)		$10,618	(6)
Executive Vice President	2005	$54,000	(4)		$5,400	(5)

James B. Lahey(7)	2005	$145,000	(9,12)
Chief executive officer and President	2004	$150,000	(9,12)

James A. Giansiracusa(8)	2005	$145,000	(9,13)

(1)	Mr. Teckman became an executive officer and employee of the Company on September 21, 2006. Mr. Teckman worked for the sum of one dollar for the remainder of 2006. His annual salary going forward is $250,000.

(2)	Mr Bjorkman became an executive officer and employee of the Company on September 21, 2006. Mr. Bjorkman devotes twenty hours per week to the Company on a part time basis. Mr. Bjorkman receives half of his annual salary of $180,000 for his time at Sutura. The amounts reflected in the above table reflect the amounts paid to Mr. Bjorkman since his hire date based on his part time status.

(3)	Dr. Nobles became an executive officer and employee of the Company on August 19, 2005 as a result of the merger of the Company with Prior Sutura. Accordingly, the table sets forth the compensation that Dr. Nobles received since becoming an executive officer of the Company. Dr. Nobles’ annual salary is $250,000. The amounts shown paid in 2005 reflect the amounts paid since becoming an officer on August 19, 2005 following the Merger Transaction with Prior Sutura.

(4)	Mr. Ratering became an executive officer and employee of the Company on August 19, 2005 as a result of the merger of the Company with Prior Sutura. Accordingly, the table sets forth the compensation that Mr. Ratering received since becoming an executive officer of the Company. Mr. Ratering’s annual salary is Euro 120,000, which is approximately U.S. $150,000. The amounts shown paid in 2005 reflect the amounts paid since becoming an officer on August 19, 2005 following the Merger Transaction with Prior Sutura.

(5)	These amounts represent automobile allowances from August 19 through December 31, 2005.

(6)	These amounts represent automobile allowances for the full year 2006.

(7)	Mr. Lahey served as the Chief Executive Officer and President of the Company for 2003, 2004 and from January 1, 2005 until consummation of the merger of the Company and prior Sutura. August 19, 2005. After August 19, 2005, he has served as the Chief Executive Officer and President of Technology Visions, Inc., a subsidiary of the Company.

(8)	Mr. Gianciracusa served as the Chief Operations Officer and Chief Financial Officer of the Company for 2003, 2004 and from January 1, 2005 until consummation of the merger of the Company and prior Sutura. August 19, 2005. After August 19, 2005, he has served as the Chief Operations Officer and Chief Financial Officer of Technology Visions, Inc., a subsidiary of the Company.

(9)	While serving as Executive Officers, Mr. Lahey and Mr. Giansiracusa had agreed to defer their compensation in favor of the Company’s operations and progress. As described in note 9 below, accrued but unpaid salary, debt and interest was converted into common stock. Since August 19, 2005, each of Messrs. Lahey and Gianciracusa have received cash compensation as employees of the subsidiary based on an annual salary of $125,000.

(10)	In October 2004, $228,049 of accrued but unpaid salary in favor of Mr. Lahey was converted into 4,560,988 shares of common stock (pre 12-for-1 reverse stock split)of the Company and $293,049 of accrued but unpaid salary of Mr. Giansiracusa was converted into 5,860,988 (pre 12-for-1 reverse stock split) shares of common stock of the Company. The accrued but unpaid salary was converted in common stock at the rate of $0.05 per share, reflecting the average of the trading price of the common stock for the ten day period from October 11, 2004 through October 22, 2004.

(11)	As of December 31, 2004, $548,512 of accrued but unpaid salary in favor of Mr. Lahey was converted into 7,412,319 (pre 12-for-1 reverse stock split) shares of common stock of the Company. As of December 29, 2004, $548,512 of accrued but unpaid salary in favor of Mr. Giansiracusa was converted into 7,412,319 (pre 12-for-1 reverse stock split) shares of common stock of the Company. The accrued but unpaid salary was converted in common stock at the rate of $0.074 per share, reflecting the average of the trading price of the common stock for the ten day period of November 23, 2004 through December 7, 2004, reflecting the price of the common stock following the initial announcement of the Merger.

(12)	As of August 19, 2005, the closing date of the merger of the Company and Prior Sutura, $531,102 of accrued but unpaid salary in favor of Mr. Lahey was converted into 598,088 shares of common stock of the Company. The accrued but unpaid salary was converted in common stock at the rate of $0.888 per share. All compensation due Mr. Lahey prior to August 19, 2005 was converted to shares of common stock of the Company. Mr. Lahey has received $45,138 of cash compensation in 2005 as an employee of the subsidiary.

(13)	As of August 19, 2005, the closing date of the merger of the Company and Prior Sutura, $192,196 of accrued but unpaid salary in favor of Mr. Gianciracusa was converted into 216,437 shares of common stock of the Company. The accrued but unpaid salary was converted in common stock at the rate of $0.888 per share. All compensation due Mr. Gianciracusa prior to August 19, 2005 was converted to shares of common stock of the Company. Mr. Gianciracusa has received $45,138 of cash compensation in 2005 as an employee of the subsidiary.
Compensation of Directors
Outside non-officer directors receive $500 for each director’s meeting physically attended, plus out-of-pocket expenses incurred in connection with attending these meetings.
The compensation of officers and directors is subject to review and adjustment from time to time by the Board of Directors. From time to time, the Company has granted options to its directors.
Item 11. Security Ownership of Certain Beneficial Owners and Management
Information with respect to beneficial ownership has been furnished for each director, executive officer or beneficial owner of more than 5% of Registrant’s common. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of March 31, 2006 are deemed outstanding for purposes of computing such person’s percentage ownership, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership including the number and percentage of shares owned is determined in accordance with Rule 13d-3 and 13d-5 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is generally determined by voting power and/or investment power with respect to securities. The percentage of beneficial ownership is based on 259,168,108 shares of common stock outstanding as of March 15, 2007.
Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Sutura, Inc., 17080 Newhope Street, Fountain Valley, California 92708.

Common Stock Beneficial Ownership Table
	Number of	Percentage of
	Sutura Shares	Sutura Shares
Name and Address of	Beneficially	Beneficially
Beneficial Owner	Held	Owned

5% STOCKHOLDERS:
Nobles, Anthony PhD(1)	102,138,381	39.41%
Ratering, Egbert(2)	98,854,181	38.14%
Grootkasteel, B.V.	68,040,874	26.25%
Go Industries, Inc.	13,494,664	5.21%
Novak, Alfred(3)	14,969,968	5.78%
Synapse Capital Fund(4)	24,845,368	9.59%
Whitebox(5)	243,960,555	94.14%

EXECUTIVE OFFICERS & DIRECTORS
Teckman, David(6)	750,000	0.29%
Bjorkman, Richard(6)	450,000	0.17%
Nobles, Anthony PhD(1)	102,138,381	39.41%
Ratering, Egbert(2)	98,854,181	38.14%
Crew, John MD(7)	1,709,346	0.66%
Terrell, Charles, Sr.(8)	633,478	0.24%
Moran, Richard(6)	250,000	0.10%
All directors & officers as a group(9)	136,708,965	52.75%

*	Indicates less than 1%

(1)	Includes 9,687,954 shares of Registrant held by Anthony Nobles,Ph.D.; 6,508,680 shares of Registrant held by The Anthony Nobles Family Limited Partnership; 86,783 shares of Registrant held by Rhonda Nobles; 68,040,874 shares of Registrant held by Grootkasteel B.V.; and 17,814,090 shares of Registrant issuable upon the exercise of options held by Anthony Nobles,Ph.D.. Anthony Nobles,Ph.D. is an officer and director of Grootkasteel B.V. and holds the power to vote all shares held by The Anthony Nobles Family Limited Partnership. Rhonda Nobles is the spouse of Dr. Nobles.

(2)	Includes 16,343,557 shares of Registrant held by Egbert Ratering; 2,169,560 shares of Registrant held by Franck Ratering; 2,169,560 shares of Registrant held by Alex Ratering; 2,169,560 shares of Registrant held by Harry Ratering; 68,040,874 shares of Registrant held by Grootkasteel B.V.; and 7,961,070 shares of Registrant issuable upon conversion of options held by Egbert Ratering. Egbert Ratering is an officer and director of Grootkasteel B.V. Franck Ratering, Alex Ratering and Harry Ratering are members of Mr. Ratering’s immediate family.

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

(4)	Includes 10,253,124 shares of Registrant issued to Synapse Fund I LLC and 14,592,244 shares of Registrant issued to Synapse Fund II LLC. Synapse Capital Fund is the managing member of both Synapse Fund I and Synapse Fund II.

(5)	Includes 72,518,056 shares of Registrant beneficially owned and 171,442,499 shares of Registrant issuable upon election to convert promissory notes or exercise warrants. All such shares of Registrant are beneficially owned by Pandora Select Partners L.P., a British Virgin Islands limited partnership; Whitebox Hedged High Yield L.P., a British Virgin Islands limited partnership; Whitebox Convertible Arbitrage Partners L.P. a British Virgin Islands limited partnership; Gary S. Kohler and Scot W. Malloy. The number of shares is subject to adjustment based on various factors, including the trading price of the combined company following the Merger.

(6)	Shares issuable upon exercise of options.

(7)	Includes 1,600,868 shares of Registrant issuable upon exercise of options and 108,478 shares of Registrant issuable upon the exercise of warrants.

(8)	Includes 108,478 shares of Registrant beneficially owned and 500,000 shares of Registrant issuable upon exercise of options.

(9)	Calculation includes all shares of Registrant beneficially owned by Anthony Nobles, Ph.D. (as indicated in footnote 1 above); plus all shares of Registrant beneficially owned by Egbert Ratering (as indicated in footnote 2 above) less shares of Registrant held by Grootkasteel B.V. which were included once in the calculation of the Nobles shares; plus all shares of Registrant beneficially owned by David Teckman, Richard Bjorkman, Richard Moran, Ph.D., Dr John Crew, MD and Charles Terrell, Sr.
Securities Authorized for Issuance Under Equity Compensation Plans
On January 6, 2006, the entire Board of Directors of the Company unanimously approved the Sutura, Inc. 2006 Stock Option Plan. The number of shares of the Company’s common stock subject to the plan may not exceed 20,000,000. The plan may be administered by the board of directors or by a committee thereof and permits the issuance of non-qualified stock options to employees, officers, directors and consultants of the Company and incentive stock options only to employees of the Company. The plan has a term of 10 years and incentive stock options may not be issued under the plan. The board or a committee administering the plan has broad authority to determine the amount and vesting terms of any option grant. On January 6, 2006, the board authorized the issuance of 5,625,000 options to employees, directors and consultants. On October 3, 2006, the board authorized a further issuance of 2,950,000 options to employees, directors and consultants. These grants vest 25% following one year of service, and then in equal quarterly installments during the next three years of service. These grants vest 25% following one year of service, and then in equal quarterly installments during the next three years of service. The following table represents the number of shares issuable upon exercise and reserved for future issuance as of December 31, 2006.

			Number of
			Securities to be
			issued upon		Securities
			exercise of	Exercise price of	available for
			outstanding	outstanding	future issuance
			options, warrants	options, warrants	under equity
Plan Category	Name of plan		and rights	and rights	compensation plans
			a	b	c
Equity compensation	Sutura 1999 option plan	1	34,203,119	0.077	0
Equity compensation	Sutura 2003 options	2	1,084,780	0.230	0
plans not approved by	Sutura 2004 warrants	3	1,735,648	0.626	0
security holders	Sutura 2004 warrants	4	2,255,174	0.626	0
	Sutura 2004 warrants	5	2,321,129	0.626	0
Equity compensation	Sutura 2006 option plan	6	4,380,000	0.300	0
	Sutura 2006 option plan	7	2,950,000	0.060	12,670,000

1:	Represents 41,210,806 option shares available under the option plans of Prior Sutura that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. There are no additional shares available for issuanc

2:	Represents options issued to consultants having provided investor relations services for Prior Sutura during 2003 that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. The options are exercisa

3:	Represents warrants issued to management of Prior Sutura in 2004 that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. The warrants are exercisable for a period of 5 years.

4:	Represents warrants issued to consultants having provided investor relations , legal, marketing and administrative services for us during 2004 that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19,

5:	Represents warrants issued to investors as part of private placements during 2004 that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. The warrants are exercisable for a period of 5 years.

6:	Represents 1,450,000 options issued to consultants and 2,930,000 options issued to key employees. The options vest in 4 years and are exercisable for a period of 10 years.

7:	Represents 1,750,000 options issued to members of the board of directors and members of the clinical advisory board and 1,200,000 options issued to key employees under the 2006 plan.
Item 12. Certain Relationships and Related Transactions
The Company, as successor to Prior Sutura, currently owes Mr. Ratering, an officer and director of Registrant, the principal amounts of $477,862 and $379,923 pursuant to two promissory notes, each bearing simple interest at 8% and each becoming due and payable on December 31, 2007. The accrued interest on such notes as of December 31, 2006 was $38,229 and $30,394 respectively.

The Company currently owes Gauss N.V. the principal amount of € 102,613 (approximately $135,000) U.S. Dollars pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2007. The accrued interest on the note as of December 31, 2006 was €8,209 (approximately $10,000 U.S. Dollars). Gauss N.V. is jointly owned by Mr. Ratering and Dr. Nobles.
Prior Sutura previously leased its facilities in Fountain Valley, California (Newhope Street Property), from Dr. Nobles.
On August 2, 2004, Dr. Nobles sold the Newhope Street Property to NV Properties LLC, a Nevada limited liability company. At the same time, NV Properties entered into a new lease with Prior Sutura on substantially the same economic terms as the prior lease between Prior Sutura and Dr. Nobles. The term is for a period of ten years, commencing on August 1, 2004. The base rent is $25,000 per month and is subject to adjustment on an annual basis by the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPIW (Urban Wage Earners and Clerical Workers) for Los Angeles, Riverside, Orange Counties). Dr. Nobles serves as one of three managers of NV Properties. As of December 31, 2006, Dr. Nobles was a member with a 42.3266% interest in NV Properties. The provisions of the NV Properties’ Operating Agreement provide that actions are taken by majority vote of the managers and that no manager may vote on actions in which he has a direct or indirect financial interest other than as a member or manager of NV Properties. The Operating Agreement specifically prohibits Dr. Nobles from voting on any matter pertaining to the lease of the building by NV Properties to Prior Sutura. On March 26, 2007 Dr. Nobles sold 52.5% of his interest in NV Properties to his partners in that entity, and he now holds a 20.1051% interest in NV Properties.
In September 1999, Prior Sutura entered into a Patent License Agreement with Sterilis, Inc., a California corporation. Sterilis is a medical device company focused on developing business in the obstetrical and gynecological fields and markets. Both Dr. Nobles and Mr. Ratering are officers, directors, and stockholders of Sterilis. Pursuant to the Patent License Agreement, Prior Sutura granted Sterilis an exclusive, worldwide license to manufacture and sell certain suturing devices within the obstetrical, gynecological and urological fields of use, specifically reserving the patent rights for developing products in the cardiological field of use. In exchange for this license, Sterilis paid Prior Sutura a one-time fee of $250,000. The license agreement specifies that, unless terminated sooner under an event of default as defined in the Agreement, the license granted would terminate on the expiration date of the last of the licensed patents. The Patent License Agreement was assumed by the Company pursuant to the Merger Transaction.
On October 1, 2000, Prior Sutura and Sucor, Inc., a California corporation, entered into a License Agreement. Sucor is a medical device company focused on developing business for suturing devices solely used for venous occlusion, including varicose vein closure. Both Dr. Nobles and Mr. Ratering are officers, directors, and shareholders of Sucor. Pursuant to the License Agreement, Prior Sutura granted Sucor an exclusive, worldwide license to manufacture and sell certain suturing devices that would be used solely in the venous occlusion, and vein closure fields of use, specifically reserving the patent rights for developing products in the cardiological field of use. In exchange for this license, Sucor paid to Prior Sutura a non-refundable license fee of $100,000, and issued to Sutura 117,647 shares of its common stock; which stock is now held by the Company as successor to Sutura. The license agreement will expire on the expiration date of the last of the licensed patents. The License Agreement has been assumed by the Company pursuant to the Merger Transaction.
Dr. Nobles has served as an advisor to Catalina Capital Advisors, a consulting firm, since February 2004. He holds no ownership interest in Catalina Capital Advisors, but has received compensation for consulting services provided to that firm. Sutura has paid advisory fees to Catalina Capital Advisors in connection with the Whitebox financings. Dr. Nobles did not receive any portion of the fees paid by Sutura to Catalina Capital Advisors in connection with the Whitebox financings.
Item 13. Exhibits
Exhibits

3.1	Certificate of Incorporation[1]

3.2	Certificate of Amendment to Certificate of Incorporation[2]

3.3	Certificate of Amendment to Certificate of Incorporation[7]

3.4	Certificate of Merger[7]

3.5	Bylaws[7]

4.1	Form of Common Stock Certificate[1]

10.1	Sutura Inc. 2001 Stock Option Plan[7]

10.2	Sutura Inc. 1999 Stock Option Plan[7]

10.3	Employment Agreement with Egbert Ratering[7]

10.4	Employment Agreement with Anthony Nobles[7]

10.5	Sutura Inc. 2006 Stock Option Plan[7]

10.6	Lease for Fountain Valley Location[7]

10.7	Sucor License Agreement[7]

10.8	Sterilis License Agreement[7]

10.9	Option and Distribution Agreement with Getz Bros. & Co., Inc., dated September 20, 2002[7]

10.10	Convertible Promissory Note in Favor of Getz Bros. & Co., Inc., dated September 20, 2002[7]

10.11	Purchase Agreement, dated as of September 17, 2004 by and between Sutura, Inc. and certain other parties thereto.[3]

10.12	Purchase Agreement, dated as of March 24, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.13	Form of Secured Convertible Promissory Note, dated September 17, 2004.[3]

10.14	Form of Secured Convertible Promissory Note dated March 24, 2005.[3]

10.15	Form of Warrant, dated September 17, 2004.[3]

10.16	Form of Warrant dated, March 24, 2005.[3]

10.17	Purchase Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.18	Second Amended Security Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.19	Second Amended Patent and Trademark Security Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.20	Second Amended Registration Rights Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.21	Form of Secured Convertible Promissory Note, dated September 7, 2005.[3]

10.22	Form of Warrant dated September 7, 2004.[3]

10.23	Amendment to Secured Convertible Promissory Notes and Warrants, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.24	Amendment to Secured Convertible Promissory Notes and Warrants, dated March 31, 2006 by and between Sutura, Inc. and certain other parties thereto.[4]

10.25	Agreement and Plan of Merger dated November 22, 2004.[5]

10.26	Distributor Agreement with Getz Bros & Co., Inc. dated September 20, 2002. [7]

10.27	Distribution Agreement with The Lifemed Group, Inc. dated January 16, 2006.[7]

10.28	Form of Secured Convertible Promissory Note, dated June 7, 2006.[8]

10.29	Third Amended Security Agreement, dated June 7, 2006, by and between Sutura, Inc., and certain other parties thereto.[8]

10.30	Third Amended Patent and Trademark Security Agreement, dated June 7, 2006, by and between Sutura, Inc., and certain other parties thereto.[8]

10.31	Form of Secured Convertible Promissory Note, dated June 28, 2006.[9]

10.32	Fourth Amended Security Agreement, dated June 28, 2006, by and between Sutura, Inc., and certain other parties thereto.[9]

10.33	Fourth Amended Patent and Trademark Security Agreement, dated June 28, 2006, by and between Sutura, Inc., and certain other parties thereto.[9]

10.34	Securities Purchase Agreement dated, August 25, 2006, by and between Sutura, Inc., and certain other parties thereto.[10]

10.35	Third Amended Registration Rights Agreement, dated August 25, 2006, by and between Sutura, Inc., and certain other parties thereto.[10]

10.36	Side Agreement, dated August 25, 2006, by and between Sutura, Inc., and certain parties thereto.[10]

10.37	Form of Warrant, dated August 25, 2006.[10]

10.38	Purchase Agreement, dated December 13, 2006.[11]

10.39	Form of Secured Convertible Promissory Note, dated December 13, 2006.[11]

10.40	Fourth Amended Security Agreement, dated December 13, 2006, by and between Sutura, Inc. and certain other parties thereto.[11]

10.41	Fourth Amended Patent and Trademark Security Agreement, dated December 13, 2006, by and between Sutura, Inc., and certain other parties thereto.[11]

10.42	Fourth Amended Registration Rights Agreement, dated December 13, 2006, by and between Sutura, Inc., and certain other parties thereto.[11]

14.1	Code of ethics for the Board of Directors.[6]

14.2	Code of ethics for Executive Officers.[6]

31.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed as part of the Form 10-KSB filed in May 1995 and amendments thereto which are hereby incorporated by reference.

[2]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2001.

[3]	Previously filed as an exhibit to Form 8-K, filed on September 13, 2005.

[4]	Previously filed as an exhibit to Form 8-K filed on March 31, 2006.

[5]	Previously filed as an exhibit to Form 8-K filed on December 1, 2004.

[6]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2003.

[7]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2005.

[8]	Previously filed as an exhibit to Form 8-K filed on June 13, 2006.

[9]	Previously filed as an exhibit to Form 8-K filed on July 3, 2006.

[10]	Previously filed as an Exhibit to Form 8-K filed on August 31, 2006.

[11]	Previously filed as an Exhibit to Form 8-K filed on December 18, 2006.
Item 14. Principal Accountant Fees and Services
(1) Audit Fees
The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $45,500 and $35,050 for the years ended December 31,
2006 and 2005, respectively.

(2) Audit-Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and not reported under Item 1 were $ $-0- and $-0- for the years ended December 31, 2006 and 2005, respectively.
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

SUTURA INC

By:	/s/ David Teckman David Teckman, President,
Chief Executive Officer and Director

Date:	April 17, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ANTHONY NOBLES Anthony Nobles, Chairman, President,
Chief Science Officer and Director

Date:	April 17, 2007

By:	/s/ RICHARD BJORKMAN Richard Bjorkman, Executive Vice President, Chief
Financial Officer and Director

Date:	April 17, 2007

By:	/s/ JOHN CREW, M.D. John Crew, M.D., Director

Date	April 17, 2007

By:	/s/ CHARLES TERRELL, SR.

Charles Terrell, Sr., Director

Date:	April 17, 2007

By:	/s/ EGBERT RATERING Egbert Ratering, Executive Vice President, Chief
Financial Officer and Director

Date:

By:	Richard Moran, Ph.D., Director

Date:	April 17, 2007

SUTURA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Sutura Inc. and subsidiaries
We have audited the accompanying consolidated balance sheet of Sutura Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sutura Inc. and subsidiaries as of December 31, 2006, and the results of its consolidated operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.
The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Through December 31, 2006, the Company had incurred cumulative losses of $68,634,687 and net losses of $11,997,615 for the fiscal year 2006.
These factors as discussed in Note 21 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
March 1, 2007

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,238,154
Accounts Receivable, Net	89,187
Inventory	456,007
Prepaid expenses	16,017

Total current assets	1,799,365

PROPERTY AND EQUIPMENT, net	422,151

DEPOSITS	143,711

$2,365,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,498,509
Loan payable — officers	113,953
Customer deposits	1,139,975
Notes payable — officers	857,784
Notes payable — related party	135,437
Convertible notes payable- net of beneficial conversion feature	—

Total current liabilities	6,745,658

LONG TERM LIABILITIES:
Convertible notes payable- net of beneficial conversion feature	15,947,678

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, issued and outstanding	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 259,168,108 shares issued and outstanding	259,169
Additional paid in capital	48,984,574
Accumulated deficit	(68,634,687)
Other comprehensive loss	(937,164)

Total stockholders’ deficit	(20,328,109)

$2,365,226

The accompanying notes are an integral part of these consolidated financial statements.

SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
NET SALES	$634,569	$238,915

COST OF GOODS SOLD(1)	2,203,690	1,869,261

GROSS LOSS	(1,569,121)	(1,630,346)

OPERATING EXPENSES:
Research and development(1)	547,270	477,879
General and administrative(1)	4,434,976	2,849,839
Sales and marketing(1)	1,533,128	1,250,376

Total operating expenses	6,515,374	4,578,095

OPERATING LOSS	(8,084,495)	(6,208,441)

OTHER INCOME (EXPENSE)
Interest Income	25,396	38,623
Interest Expense(2)	(3,938,516)	(6,308,735)
Other Income	—	74,809

Total other income (expense), net	(3,913,121)	(6,195,302)

NET LOSS	(11,997,615)	(12,403,744)

OTHER COMPREHENSIVE GAIN (LOSS)
Translation adjustment	(51,190)	69,060

COMPREHENSIVE LOSS	$(12,048,805)	$(12,334,684)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	209,404,663	169,363,198

*	Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements.

(1)Includes stock-based compensation charges (credits) of:
Cost of good sold	$61,850	$5,417
Research and development	61,850	—
General and administrative	186,488	24,400
Sales and Marketing	55,778	1,952
(2)Includes amortization of beneficial conversion feature and fair value of warrants of:	$2,143,920	$4,931,205

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2006

				OTHER	DEFICIT	TOTAL
			ADDITIONAL	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS
	COMMON STOCK		PAID-IN	INCOME	DURING	EQUITY
	SHARES	AMOUNT	CAPITAL	(LOSS)	DEVELOPMENT	(DEFICIT)
BALANCE, DECEMBER 31, 2004	159,696,742	$159,698	$37,119,169	$(955,034)	$(44,233,328)	$(7,909,495)
Recapitalisation on reverse merger	10,468,945	10,469	(276,585)	—	—	$(266,116)
Private placement of common stock	111,277	111	99,901	—	—	$100,012
Beneficial conversion feature convertible notes	—	—	2,556,118	—	—	$2,556,118
Conversion notes payable Officers	15,140,318	15,140	2,012,124	—	—	$2,027,264
Compensation expenses options employees	—	—	31,768	—	—	$31,768
Foreign translation adjustment	—	—	—	69,060	—	$69,060
Net loss	—	—	—	—	(12,403,744)	$(12,403,744)

BALANCE, DECEMBER 31, 2005	185,417,282	$185,418	$41,542,495	$(885,974)	$(56,637,072)	$(15,795,136)
Private placement of common stock	49,261,530	49,262	3,065,015	—	—	$3,114,277
Warrants issued with placement of stock			805,723			$805,723
Interest expenses converted into shares	23,268,588	23,269	1,618,176	—	—	$1,641,445
Beneficial conversion feature convertible notes	—	—	928,887	—	—	$928,887
Conversion notes payable	1,220,708	1,220	$543,640	—	—	$544,860
Compensation expenses options employees	—	—	365,966	—	—	$365,966
Compensation expenses options non-employees	—	—	114,672	—	—	$114,672
Foreign translation adjustment	—	—	—	(51,190)	—	$(51,190)
Net loss	—	—	—	—	(11,997,615)	$(11,997,615)

BALANCE, DECEMBER 31, 2006	259,168,108	$259,169	$48,984,574	$(937,164)	$(68,634,687)	$(20,328,109)

The accompanying notes are an integral part of these consolidated financial statements.

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31 2006 AND 2005

	2006	'2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,997,615)	$(12,403,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291,348	283,186
Provision for doubtful debts	4,468	—
Amortization of Beneficial conversion feature	2,143,920	4,931,205
Stock based compensation expenses- employees	365,966	31,769
Stock based compensation expenses- non employees	114,673	—
Interest expenses converted into shares.	1,641,444	—
Reserve for inventory obsolescence	250,000	—
(Increase) decrease in current assets:
Accounts receivables	12,772	(101,785)
Inventory	(454,614)	(248,108)
Prepaid expenses	182,357	(732,301)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	752,186	304,981
Accrued payroll	(376,127)	(380,793)
Customer deposits	(31,000)	(3,317)

Total Adjustments	4,897,392	4,084,836

Net cash used for operating activities	(7,100,223)	(8,318,908)

CASH FLOWS INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(158,978)	(184,270)
Cash balance Tvgr Subsidiary	—	1,703

Total cash flow investing activities	(158,978)	(182,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements	3,920,000	22,617
Proceeds from notes payable	2,250,000	10,500,000
Pay off notes payables	—	(327,868)

Net cash provided by financing activities	6,170,000	10,194,749

Effect of rate changes on cash and cash equivalents	10,352	—

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,078,849)	1,693,274

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,317,003	623,729

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,238,154	$2,317,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$1,347,648

Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sutura, Inc. (“Prior Sutura”) was incorporated in Delaware on August 14, 1996, under the name NR Medical, Inc., and changed its name in July 1998 to Sutura, Inc. References to Prior Sutura include Sutura, Inc. and its wholly-owned subsidiary Sutura, BV.
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
Sutura(R), Inc. is a medical device company that has developed a line of innovative, minimally invasive vascular suturing devices to suture the puncture created in vascular structures during open surgery and catheter-based procedures. Sutura’s operations, to date, have consisted mainly of raising capital, research, development, and clinical testing of its SuperStitch vessel closure suturing devices, obtaining regulatory clearances and approvals in both the U.S. and Europe and limited manufacturing and sales. Sutura’s objective is to become the leader in medical devices for vascular suturing.
Sutura meets the definition of a “Small Business Issuer” as such term is defined in Item 10(a) of Regulation S-B under the Securities Exchange Act of 1934, as amended. Sutura currently has 32 employees and maintains its headquarters in Fountain Valley, California, in a 20,000 square foot facility. This facility is a QSR (Food and Drug Administration — Quality Systems Regulations) and ISO (International Standards Organization) certified freestanding facility with 2,000 square feet of cleanroom space and an additional 3,200 square feet convertible to cleanroom, if required. Sales offices (with warehouse space) of approximately 1,000 square feet each are leased in Amsterdam, the Netherlands and La Gaude, France to support sales and marketing efforts in Europe.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2. BASIS OF PRESENTATION
PRINCIPALS OF CONSOLIDATION
The consolidated financial statements include the accounts of Sutura Inc. and its wholly owned subsidiaries Technology Visions Inc, HeartStitch, Inc., Sutura BV, Sutura SARL and Sutura GMBH. All significant intercompany accounts and transactions have been eliminated.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2006 and 2005, comprehensive income included a net translation loss of $ 51,190 and a gain of $ 69,060 respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $ 937,164 as of December 31, 2006.
REVENUE RECOGNITION
Revenue from sales of our products is recognized in accordance with provisions of SAB 104, under which revenue is recognized when products are shipped, title has transferred, risk of loss has passed to the buyer and collectibility is reasonably assured. The Company sells its products in the United States, Germany and France, directly to hospitals and clinics. In all other international markets, Sutura sells it products to international distributors, who subsequently resell the products to hospitals and clinics. Sutura has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor.
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
In compliance with FAS No. 148, for the fiscal year 2005, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below. Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company’s net earnings per share would have been adjusted to the pro forma amounts for the year ended December 31, 2005, as follows:

2005
Net loss, as reported	$(12,403,744)

Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(118,707)

Pro forma net loss	$(12,522,451)

Basic and diluted weighted average shares outstanding	169,363,198

Basic and diluted as reported	$(0.07)

Basic and diluted pro forma	(0.07)
ISSUANCE OF SHARES FOR SERVICE
The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
SEGMENT REPORTING
Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries.
The following table presents a summary of operating information for the years ended December 31, 2006 and 2005:

	2006	2005

Sales US	$282,798	$107,191
Total export	351,772	131,724
Total sales	$634,569	$238,915
CURRENT ACCOUNTING PRONOUNCEMENTS:
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements. The management is currently evaluating the effect of this pronouncement on financial statements.
The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RECLASSIFICATION
Certain 2005 amounts have been reclassified to conform to the 2006 presentation.
NOTE 3. ACCOUNTS RECEIVABLES
The company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor’s compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. The company has provided allowance for bad debts in amounts of $ 55,618 as on December 31, 2006 of which $ 51,000 is for a note receivable on a company which is involved in litigation against Sutura.
NOTE 4. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. The Company has established a reserve of $ 350,000 for potential obsolescence of excess inventory of finished goods and components.
Inventories are comprised of the following:

December 31
2006
Raw material/WIP	$298,065
Work in process	292,030
Finished goods	215,912

806,007
Less: Reserve for obsolescence	(350,000)

$456,007

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. PROPERTY & EQUIPMENT
Equipment consisted of the following as of:

December 31
2006
Computers	$360,618
Office furniture and fixtures	583,497
Machinery and equipment	2,596,110

3,540,225
Less: Accumulated depreciation	(3,118,075)

$422,151

NOTE 6. CUSTOMER DEPOSITS
In 2002, the Company entered into an option and distribution agreement with a distributor. Under the agreement, the Company received $1,250,000 as an advance payment which will be applied against 50% of distributor’s future purchases of products. To date, we have shipped only nominal amounts of product to the distributor as an offset to the advance payments, but we expect shipments to increase in both frequency and amount in 2007. If the Distributor Agreement is subsequently terminated or expires pursuant to their terms, all advance payments that have not been offset by shipped product must be repaid at termination.

December 31
2006
Opening balance per January 1st, 2006	$1,170,975

Applied against shipments	31,000

Ending balance per Dec 31, 2006	$1,139,975

NOTE 7. ACCOUNTS PAYABLE & ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following at,

December 31
2006
Accounts payable — trade creditors	$731,204
Accounts payable — legal and professional	1,033,339
Accrued expenses	565,030
Accrued compensation	2,026,038
Accrued interest payable	142,898

Total accounts payable & accrued expenses	$4,498,509

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. LOANS PAYABLE — OFFICER
The Company has borrowed monies from two of its officers. The loans are payable on demand, interest free and are unsecured. The Company owes the officers the following amounts at:

December 31
2006
Loans payable to officers on demand, interest free and unsecured.	$58,526
Loans payable to officers on demand, interest free and unsecured.	55,427

$113,953

NOTE 9. NOTES PAYABLE — OFFICER
The Company owes Mr. Ratering, an officer and director of Sutura, the principal amounts of $393,000 and $293,618 pursuant to two promissory notes, each bearing simple interest at 8% and each becoming due and payable on December 31, 2007. On January 1st 2006 $171,166 outstanding but unpaid interest was added to the principal sum of the notes.

December 31
2006
Notes payable to officer on demand bearing interest rate of 8%, unsecured	$857,784

Interest expense for the year ended December 31, 2006 and 2005 amounted to $68,623 and $ 54,929 respectively.
NOTE 10. NOTES PAYABLE RELATED PARTY
The Company has one note payable to Gauss N.V. for the principal amount of € 80,000 pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2007. Gauss N.V. is jointly owned by Mr. Ratering and Mr. Nobles, each of whom is an officer and director of Sutura. On January 1st 2006 $22,627 outstanding but unpaid interest was added to the principal sum of the note.

December 31
2006
Notes payable with interest at 8% due and demandable on December 31, 2007	$135,437

Interest expense for the year ended December 31, 2006 and 2005 amounted to $10,321 and $ 7,916 respectively.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11. CONVERTIBLE NOTES PAYABLE
WHITEBOX I
On September 17, 2004, the Company arranged a debt financing of $6,550,000 from Whitebox Advisors and affiliated parties in exchange for the issuance of eighteen-month 12% convertible promissory notes and warrants (“Whitebox I”). The performance of the notes is secured by all of the assets of the company.
The notes had conversion rights based on a company valuation of $100 million and if all converted would increase the number of outstanding shares by 14,464,644. The number of shares issuable upon exercise of the Whitebox I warrant and the warrant exercise price were based on a Company valuation of $100 million divided by the number of fully diluted shares of Common Stock outstanding on February 28, 2005. The Whitebox I warrant has a term of 5 years which expires on September 17, 2009. The total numbers of shares issuable upon exercise of the Whitebox I warrant were 14,423,512 at an exercise price of $ 0.4541. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 2,928,362. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The beneficial conversion feature of the notes was determined to be $ 3,621,636 and together with the value of the warrants recorded as a debt discount, a reduction of the carrying amount of the debt.
Using the effective interest method the total debt discount of the Whitebox I notes will be amortized over the term of the notes and charged to interest expense. In the years ending December 31, 2006 and 2005 $ 1,165,509 and $4,256,345 respectively was expensed.
On March 31, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the notes issued in connection with Whitebox I by extending the maturity dates until July 1, 2007.
On August 25, 2006, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox I by lowering the conversion rate to $ 0.15 per share. If all of the Whitebox I notes are converted the company will currently issue to the Whitebox affiliates 43,666,667 shares in the aggregate at a conversion rate of $ 0.15.
Interest expense for Whitebox I for the year ended December 31, 2006 and 2005 amounted to $ 786,000 and $ 786,000 respectively.
WHITEBOX II
On March 24, 2005, the Company arranged a debt financing of $3,000,000 from Whitebox and affiliated parties in exchange for the issuance of eighteen-month 8% secured convertible promissory notes and 1,666,667 warrants at an exercise price of $ 0.88. (“Whitebox II”). The performance of the notes is secured by all of the assets of the company.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The notes, or any portion thereof, were convertible at the election of Whitebox based upon a conversion rate that is equal to the greater of (i) $150,000,000 divided by the total number of outstanding shares of the Company (on a fully diluted, as converted basis, but excluding any shares issuable pursuant to the Whitebox II notes or warrants) or (ii) the average closing bid price for the Company’s common stock for the 20 trading days preceding the conversion notice.
The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 325,479 which was recorded as debt discount, a reduction of the carrying amount of the debt. There was no beneficial conversion feature on the notes. Using the effective interest method the fair value of the warrants will be amortized over the term of the note and charged to interest expense. In the years ending December 31, 2006 and 2005 $135,752 and $171,094 respectively was expensed. The Company further incurred financial consulting fees of $ 240,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the years ending December 31, 2006 and 2005 $80,000 and $120,000 respectively was expensed as a general expense.
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
Interest expense for the year ended December 31, 2006 and 2005 amounted to $ 274,000 and $ 161,556 respectively.
WHITEBOX III
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
The notes were convertible into common stock determined by a company valuation of $250,000,000 divided by the total number of fully diluted

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
shares outstanding on the conversion date. On September 30, 2006, based on the then outstanding shares of the Company, the Whitebox III notes were convertible into an aggregate of 7,595,606 shares resulting in a conversion rate of $0.8848. The total numbers of warrants issued with a term of 5 years are 1,609,197 at an exercise price of $ .87. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 85%, term of five years and a discount of 3.89% was determined to be $ 891,404 and was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature of the notes was determined to be $ 839,234 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the years ending December 31, 2006 and 2005 $503,353 and $147,920 respectively was expensed. The Company further incurred financial consulting fees of $ 560,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the years ending December 31, 2006 and 2005 $186,668 and $63,000 respectively was expensed as a general expense.
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
Interest expense for the year ended December 31, 2006 and 2005 amounted to $ 560,000 and $ 175,778 respectively.
IDYLWOOD
On April 27, 2006, the Company completed the private placement of $ 750,000 aggregate principal amount of Convertible Promissory Notes with Idylwood Partners L.P. (the “Idylwood Note”) The Idylwood Note bears interest at the rate of eight percent (8%) per annum. All outstanding principal amounts and accrued interest under such notes is due in a balloon payment on March 31, 2007. In the event the Company consummates, prior to December 31, 2006, an equity or convertible debt financing in an aggregate amount of not less than $5,000,000, excluding amounts under the Idylwood Note (a “Qualified Financing”), then the outstanding principal amount and all accrued interest under the Idylwood Note shall at the election of holder be converted into equity or convertible debt on the same terms as the other investors in the Qualified Financing; provided, however, that the price per share for

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
conversion of this note into equity or the conversion rate of the convertible debt that this note is exchanged for shall be 90% of the average per share price paid or of the conversion rate (as applicable) of such other investors. The average share price of the $ 5,000,000 threshold was $0.055 and the Idylwood note therefore has conversion rights of 15,151,515 shares at a conversion price of $ 0.0495. The fair value of the beneficial conversion feature of the notes was determined to be $ 83,333 and recorded as a debt discount, a reduction of the carrying amount of the debt. This debt discount will be amortized over the 12 months term of the note and charged to interest expense. In the year ending December 31, 2006 $ 48,611 was expensed. Interest expense for the year ended December 31, 2006 was $ 40,500.
WHITEBOX V
On December 13, 2006, the Company arranged a debt financing of $1,500,000 from Whitebox and affiliated parties in exchange for the issuance of 18 month secured convertible promissory notes. (“Whitebox V”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis.
The notes are convertible, at the option of Whitebox, into common stock, par value $0.001, at a conversion rate of $0.045 per share The Agreement gives Sutura the right to pay all or any portion of future scheduled interest payments due under Whitebox V in shares of Sutura’s common stock, par value $0.001, at a conversion rate equal to the greater of (i) $0.045 per share; or (ii) the average of the daily closing bid prices for the Company’s Common Stock over a period of 30 consecutive trading days, with the last day of such 30 day period to be the trading day immediately prior to the day in which a 2007 Interest Payment is due.
The company and Whitebox further agreed that Whitebox has the right to invest a further $1,500,000 on or before March 31, 2007 (collectively, the “New Loan”) at the same terms as the current loan. The relative fair value of this option, using the Black Scholes method assuming a volatility of the stock of 226%, term of 3.5 months and a discount of 4.1% was $ 414,548. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The fair value of the beneficial conversion feature of the notes was determined to be $ 247,882 using the Black Scholes method assuming a volatility of the stock of 226%, term of 18 months and a discount of 4.1%. The beneficial conversion feature and the value of the option are recorded as a debt discount, a reduction of the carrying amount of the debt. Using the effective interest method this debt discount will be amortized over the 18 months term of the note and charged to interest expense. In the year ending December 31, 2006 $ 12,660 was expensed. The Company further incurred financial consulting fees of $ 90,000 which it also recorded as a debt discount, a reduction of the carrying amount of the debt and which will also be amortized over the term of the loan. In the year ending December 31, 2006 $2,500 was expensed as a general expense. Interest expense for the year ended December 31, 2006 was $ 5,667.
As part of the Whitebox financing, on December 13, 2006, Sutura and Whitebox entered into a Fourth Amended Registration Rights Agreement (the “Registration Rights Agreement”) which has eliminated the previous requirement that the Company effect a registration of shares on or before a

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
certain date. Pursuant to the Registration Rights Agreement, the Company has, among other things, granted certain rights to the holders of the shares, warrants and secured convertible notes issued in connection with prior financings with affiliates of Whitebox and the December 2006 notes and the Option Notes to request a registration relating to:
(i)	the shares issued in connection upon payment or conversion of the December 2006 Notes and the Option Notes;

(ii)	the shares issued in connection with prior financings with affiliates of Whitebox;

(iii)	the common stock issuable upon conversion of secured convertible notes issued in connection with the prior financings, and

(iv)	the common stock issuable upon exercise of warrants issued in connection with the prior financings.
A summary of the convertible notes is as follows at:

	September 30	Conversion	Conversion	Intrinsic
	2006	rate	shares	value

Whitebox I	$6,550,000	$0.1500	43,666,667	$0
Whitebox II	3,000,000	0.1500	20,000,000	0
Whitebox III	7,000,000	0.1500	46,666,667	0
Idylwood Partners LLP	750,000	0.0495	15,151,515	7,576
Whitebox V	1,500,000	0.0450	33,333,333	166,667

Total convertible loans	$18,800,000		158,818,182	$174,242

Beneficial conversion feature	(2,414,491)
Debt issue costs	(437,832)

Net total	$15,947,678

NOTE 12. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
The majority of the Sales in the years ended December, 2006 and 2005 was made to a few customers. At December 31, 2006 the total sales to two major customers was $147,600 and the receivable balance from these major customers was $ 29,304. In fiscal year 2005, the two major customers comprised approximately $97,239 of the Company’s total sales and the receivable balance from these major customers was $ 38,234. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.
NOTE 13. TAXES ON INCOME
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
At December 31, 2006, the Company had available federal and state net operating loss carryforwards amounting to approximately $40,450,000 and $ 40,069,000 respectively that are available to offset future federal and state taxable income and that expire in various periods through 2026 for federal tax purposes and 2013 for state tax purposes. At December 31, 2006, the Company has foreign tax loss carryforwards of approximately $2,941,000 that do not expire. No benefit has been recorded for any loss or credit carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

Net deferred tax asset	$18,045,065
Inventory Reserve	(119,000)
Less valuation allowance	17,926,065

Net deferred tax asset	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	December 31	December 31
	2006	2005

Tax expense (credit) at statutory rate-federal	(32)%	(32)%
State tax expense net of federal tax	(8)	(8)
Permanent differences	1	1
Valuation allowance	39	39

Tax expense at actual rate	—	—

NOTE 14. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. Comprehensive loss included net translation loss of $ 51,190 for the year ended December 31, 2006 and a translation gain of $69,060 for the year ended December 31, 2005 respectively.
Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $937,164 as of December 31, 2006.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. COMMITMENTS
The company previously leased its facilities in Fountain Valley, California (Newhope Street Property), from its president Anthony Nobles. On August 2, 2004, Mr. Nobles sold the Newhope Street Property to NV Properties LLC, a Nevada limited liability company. At the same time, NV Properties entered into a new lease with the Company on substantially the same economic terms as the prior lease between the Company and Mr Nobles. The term is for a period of ten years, commencing on August 1, 2004. The base rent is $27,300 per month.
     The future minimum monthly lease payments under the facility operating lease, whose terms are in excess of one year follows:

Year Ending
December 31,
2007	$327,600
2008	327,600
2009	327,600
2010	327,600
2011	327,600

Total	$1,638,000

The company arranged several debt financings from Whitebox Advisors and related parties in exchange for the issuance of convertible promissory notes and warrants. The performance of these notes is secured by all of the assets of the company.
NOTE 16. RELATED PARTY TRANSACTIONS
The company leased its facilities in Fountain Valley, California (Newhope Street Property) from Dr. A Nobles, an officer of the Company. On August 2, 2004, the officer sold a majority interest in the Newhope Street Property to NV Properties LLC, a Nevada limited liability company. At the same time, NV Properties entered into a new lease with the Company on substantially the same economic terms as the prior lease between the Company and the officer of the Company. During the fiscal year 2006, Dr. Nobles, Chairman and Chief Scientific Officer of the Company, was a member with a 42.3266% interest in NV Properties and served as one of its three managers.
Dr. Nobles has served as an advisor to Catalina Capital Advisors, a consulting firm, since February 2004. The Company has paid advisory fees to Catalina Capital Advisors in connection with the Whitebox I, Whitebox II and Whitebox III Whitebox IV and Whitebox V financings.
NOTE 17. LEGAL PROCEEDINGS
On February 16, 2005, Millenium Holding Group, Inc. filed a complaint against Prior Sutura in the United States District Court, District of

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nevada, Case No. CV-S 05-0356-JCM-LRL, alleging, among other things, that Prior Sutura conspired with Fusion Capital, to breach the implied covenant of good faith and fair dealing in connection with its termination of a merger agreement with Millenium. The Company believes the claims referenced by Millenium in its complaint are without merit and intends to continue to vigorously defend itself against these claims. In March, 2007, the Company filed a motion for Summary Judgement in this action and expects a final ruling on this motion in early May 2007. There can be no assurances that the Company will be successful on its Summary Judgment motion.
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
The second complaint, Case No. 05-CC00137, seeks, among other things, to remove Messrs. Nobles and Ratering from their respective positions as directors of the Company, to dissolve the Company and for injunctive relief to prevent the consummation of the then pending merger with Technology Visions Group, Inc. (the “Dissolution Action”). The plaintiffs in this action are Go Industries, Inc., a Florida corporation, Synapse Fund I, LLC, a California limited liability company, Synapse Fund II, LLC, a California limited liability company and 20 other stockholders of Sutura.
The Board of Directors of Sutura appointed a Special Litigation Committee consisting of two independent directors to review the claims made in the above referenced derivative action, and to report to the Board its findings and decisions. On February 28, 2006, the Special Litigation Committee submitted its final report regarding the claims made in the derivative action and determined that such action brought by the Synapse entities would unlikely succeed on the merits and unlikely result in any net monetary recovery to the Company, is wholly opposed to the best interests of the Company, and that a motion to dismiss the derivative action should be filed. Additionally, in September 2006 a Second Special Litigation Committee was formed to reevaluate the findings made by the first Special Litigation Committee, and the second committee adopted the findings made by the first committee. The Second Special Litigation Committee was comprised of David Teckman, a member of the board and Sutura’s President & CEO and Richard Bjorkman, a member of the board and Sutura’s CFO.
The Company and the primary plaintiffs in the two actions (Synapse Fund I, Synapse Fund II and Go Industries, Inc.) have held settlement discussions to resolve the disputes raised in these two complaints, and have reached an agreement in principal to settle the litigation between the parties. As, of April 13, 2007, all of the parties to the Derivative Action and the Dissolution Action have signed a settlement agreement resolving both actions completely. The settlement agreement must be approved by the

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Superior Court to become effective. Within two weeks of the last signature, the Company will file a motion for the Court’s approval of the settlement agreement. Among other terms, the settlement agreement calls for the Company to deliver to a plaintiff designee a convertible secured promissory note for $400,000, certain covenants of Messrs. Nobles and Ratering and for mutual releases between the parties. The convertible secured promissory note will bear interest at 8% per annum, will be payable quarterly in arrears, and may be paid in capital stock at a conversion rate of $0.08 per share, subject to certain adjustments. The principal amount of the note, together with any accrued but unpaid interest will be due and payable in eighteen (18) months or may be converted pursuant to the terms of the note at the rate of $0.15 per share, subject to certain adjustments. Lastly, in connection with the settlement agreement, the Company has agreed to provide the plaintiffs with rights to have the shares issuable upon conversion of principal or interest due under the note to be registered for resale pursuant to the Securities Act of 1933 if at any time the Company voluntarily registers its shares or a third party exercises its rights to require shares of the Company to be registered, subject to certain exceptions.
     Patent Infringement Litigation
On December 21, 2006, the Company filed a patent infringement lawsuit against Abbott Laboratories, Inc. and its Perclose unit in the United States District Court for the Eastern District of Texas. In its Complaint, the Company asserted that Abbott Laboratories and Perclose have been infringing on Sutura’s patents for vascular and cardiovascular suturing. Abbott Laboratories and Perclose have responded to the complaint denying the allegations and asserting certain infringement claims against the Company. The Company intends to vigorously pursue its complaint against Abbott Laboratories and Perclose and denies any infringement claims asserted against it by Abbott Laboratories and Perclose.
NOTE 18. STOCKHOLDER’S DEFICIT
COMMON STOCK
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
Effective August 25, 2006, the Company completed the private placement of 62,180,556 shares of its common stock, par value $0.001 (the “Shares”), at a purchase price of $0.08 per share, and warrants to acquire 10,400,000 shares of common stock at a strike price of $0,0913, par value $0.001 (the “Whitebox IV Warrants”), to certain affiliates of Whitebox Advisors, LLC. The aggregate consideration for the Shares and Warrants was $4,974,444 comprised of a new investment of $1,114,277 million and conversion of the June 7, 2006, June 28, 2006 and July 31, 2006 notes for a total of

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$ 2,160,000 and accrued interest in an aggregate amount of $894,444. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 191%, term of five years and a discount of 4.10% was determined to be $ 805,723 and was recorded as a separate equity investment.
Also, as part of the August 25, 2006 transaction, the Company and those certain affiliates of Whitebox entered into a Side Agreement which, among other things, gives Sutura the right to pay all or any portion of future scheduled interest payments due under the Prior Financings in September 2006 and December 2006 in shares of Sutura’s common stock, par value $0.001, at a conversion rate equal to the greater of (i) $0.08 per share; or (ii) the average of the daily closing bid prices for the Company’s Common Stock over a period of 30 consecutive trading days, with the last day of such 30 day period to be the trading day immediately prior to the day in which a 2006 Interest Payment is due.
The company elected to issue 5,006,250 shares to Whitebox in payment of $ 400,250 in interest expenses for the 3rd Quarter and 5,331,250 shares in payment of $426,500 in interest expenses for the 4th quarter.
NOTE 19. STOCK BASED COMPENSATION
In February 1999, the Company adopted the 1999 Stock Option Plan (1999 Plan) and in 2001 the 2001 Stock Option Plan (2001 Plan). Under the terms of these plans, incentive stock and non-statutory stock Options to purchase 48,815,000 shares of the Company’s common stock are available for grant to directors, employees, consultants and advisors. Vesting of the options in both plans commences on the grant date and options generally vest at a rate of 25% per year and expire within 10 years of date of grant for the 1999 plan and within 5 years for the 2001 plan.
As a result of the merger with Technology Visions Inc the company reserved 66,667 options that were issued to officers of TVGR in the years 2002 through 2005 and 750,000 for shares reserved as part of the merger to be issued in lieu of salary to the same officers over the next 12 months. Since the officers have received their salaries in cash as of August 19, 2005 all of those options have been cancelled in 2005 and 2006.
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
On January 6, 2006 the entire Board of Directors also unanimously approved the issuance of non-qualified options to employees, directors and consultants of the Company to purchase 5,625,000 shares of the Company’s

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
common stock pursuant to the plan. All of these options have an exercise price of $0.30 , are subject to a four year vesting period whereby 25% of the granted options vest at the end of the first year following the grant date, and the remaining option amounts vest in equal quarterly installments over the next following three years.
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
Under the modified prospective approach, compensation cost recognized for the fiscal year 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006 that have vested during the twelve months ended December 31, 2006, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The fair value of the options issued on January 9, 2006 using the Black Scholes method assuming a volatility of the stock of 95%, life of 10 years and a discount rate of 4.1% is $ 1,502,361. This amount will be expensed over the 4 year vesting period of the options.
The fair value of the options issued on October 3rd with vesting starting September 21st, 2006 using the Black Scholes method assuming a volatility of the stock of 191%, life of 10 years and a discount rate of 4.1% is $ 235,514. This amount will be expensed over the 4 year vesting period of the options. In the twelve month period ending December 31, 2006 an amount of $ 365,966 was expensed as employee option expenses and $ 114,674 as non employee option expense respectively.
A summary of the status of the plan is presented below:

	1999 Plan	2001 plan	2006 plan	TVGR	Total

OUTSTANDING, DECEMBER 2005	35,700,117	6,595,469	0	566,667	42,862,253

Granted in 2006			8,575,000		8,575,000
Cancelled in 2006	(412,218)	(6,595,469)	(1,245,000)	(566,667)	(8,819,354)
Exercised in 2006	—	—	—	—	—

OUTSTANDING, DECEMBER 2006	35,287,899	0	7,330,000	0	42,617,899

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Aggegrate
			Intrinsic
	Total	Weighted price	Value

OUTSTANDING, DECEMBER 2005	42,862,253	0.111	$18,327,247

Granted in 2006	8,575,000
Cancelled in 2006	(8,819,354)
Exercised in 2006	—

OUTSTANDING, DECEMBER 2006	42,617,899	0.103	$493,159

OPTIONS EXERCISABLE END OF DECEMBER 2006
EXERCISE	ISSUE	NEW NUMBER	NUMBER
PRICES	DATE	OUTSTANDING	EXERCISABLE
$0.0230	Feb-99	1,431,913	1,431,913
$0.0254	Feb-99	18,441,260	18,441,260
$0.1152	Nov-99	6,508,680	6,508,680
$0.1152	Jan-00	3,037,384	3,037,384
$0.1844	Apr-99	1,301,736	1,301,736
$0.2305	Nov-99	2,972,298	2,972,298
$0.2305	May-00	65,088	65,088
$0.2305	Aug-00	444,760	444,760
$0.2305	May-03	1,084,780	1,084,780
$0.3000	Jan-06	4,380,000	1,095,000
$0.0600	Oct-06	2,950,000	184,375

TOTAL:		42,617,899	35,287,899

NOTE 20. WARRANTS
During the year ended December 31, 2006, new warrants were granted to Whitebox IV while Warrants of Whitebox II and III were reduced to $ 0.45

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Remaining	Aggregate
			Life in	Intrinsic
	Total	Price	years	Value
Warrants issued in 2004	6,311,951	0.6259	2.3
Warrants Fusion	1,220,565	0.4464	3.3
Warrants Whitebox I	14,423,512	0.4541	2.7
Warrants Whitebox II	1,666,667	0.4500	3.2
Warrants Whitebox III	1,609,197	0.4500	3.7
Warrants Whitebox IV	10,400,000	0.0913	5.0
Cancelled in 2006	—	—	—
Exercised in 2006	—	—	—

OUTSTANDING, DECEMBER 2006	35,631,891	0.3780	3.4	$0

NOTE 21. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2006, the Company had incurred cumulative losses of $68,634,687 and net loss of $11,997,615 for the fiscal year 2006. Also, all the assets of the company have been pledged against the Whitebox Notes.
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
Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2006, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and management of accounts payable.
NOTE 22. SUBSEQUENT EVENTS
  Stockholder Litigation
On June 30, 2005, certain stockholders of Prior Sutura filed two separate, but related, complaints in the Superior Court of the State of California, County of Orange-Central Justice Center. The first complaint, Case No. 05-

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CC00136, is a shareholder derivative complaint (the “Derivative Action”) making various claims against Anthony Nobles, Egbert Ratering and others seeking, among other things, money damages and injunctive relief to prevent the consummation of the then pending merger of Prior Sutura with the Company. The plaintiffs in this action are Synapse Fund I, LLC, a California limited liability company, and Synapse Fund II, LLC, a California limited liability company, in their capacities as stockholders of Prior Sutura, and now as stockholders of the Company.
The second complaint, Case No. 05-CC00137, seeks, among other things, to remove Messrs. Nobles and Ratering from their respective positions as directors of the Company, to dissolve the Company and for injunctive relief to prevent the consummation of the then pending merger with Technology Visions Group, Inc. (the “Dissolution Action. The plaintiffs in this action are Go Industries, Inc., a Florida corporation, Synapse Fund I, LLC, a California limited liability company, Synapse Fund II, LLC, a California limited liability company and 20 other stockholders of Sutura.
The Company and the primary plaintiffs in the two actions (Synapse Fund I, Synapse Fund II and Go Industries, Inc.) have held settlement discussions to resolve the disputes raised in these two complaints, and have reached an agreement in principal to settle the litigation between the parties. As, of April 13, 2007, all of the parties to the Derivative Action and the Dissolution Action have signed a settlement agreement resolving both actions completely. The settlement agreement must be approved by the Superior Court to become effective. Within two weeks of the last signature, the Company will file a motion for the Court’s approval of the settlement agreement. Among other terms, the settlement agreement calls for the Corporation to deliver to Synapse Fund I, LLC and Synapse Fund II, LLC a convertible secured promissory note for $400,000, certain covenants of Messrs. Nobles and Ratering and for mutual releases between the parties. The convertible secured promissory note will bear interest at 8% per annum, will be payable quarterly in arrears, and may be paid in capital stock at a conversion rate of $0.08 per share. The principal amount of the note, together with any accrued but unpaid interest will be due and payable in eighteen (18) months or may be converted pursuant to the terms of the note at the rate of $0.15 per share. Lastly, in connection with the settlement agreement, the Company has agreed to provide the plaintiffs with rights to have the shares issuable upon conversion of principal or interest due under the note to be registered for resale pursuant to the Securities Act of 1933 if at any time any Whitebox party exercises its rights to require shares of the Company to be registered.
  Recent Financings with Whitebox
On December 13, 2006, the Company completed the private placement of $1,500,000 aggregate principal amount of Secured Convertible Promissory Notes (the “December 2006 Notes”) with certain affiliates of Whitebox Advisors, LLC and entered into a Fourth Amended Security Agreement and a Fourth Amended Patent and Trademark Security Agreement with respect to the December 2006 Notes. The December 2006 Notes bear interest from the date thereof at the rate of eight percent (8%) per annum. Interest only is payable in cash or in stock quarterly in arrears on the last day of each calendar quarter, beginning March 31, 2007. On June 30, 2008, the remaining outstanding principal balance of the December 2006 Notes will be due and

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payable in cash, together with all then-accrued but unpaid interest. The Company has no right of early prepayment on the December 2006 Notes.
Additionally, as part of the December 2006 Notes transaction, Whitebox retained the option to purchase additional secured convertible promissory notes from the Company in an aggregate gross amount of $1,500,000 on or before March 31, 2007, on the same terms as this financing (the “Option Notes”).
On March 5, 2007, the Company completed the private placement of $1,500,000 aggregate principal amount of Option Notes with certain affiliates of Whitebox Advisors, LLC. The Option Notes bear interest from the date thereof at the rate of eight percent (8%) per annum. Interest only is payable in cash or in stock quarterly in arrears on the last day of each calendar quarter, beginning March 31, 2007. On June 30, 2008, the remaining outstanding principal balance of the Option Notes will be due and payable in cash, together with all then-accrued but unpaid interest. The Company has no right of early prepayment on the Option Notes.
  Engagement of Investment Banking Firm
The Company has engaged Craig-Hallum Capital Group LLC to explore strategic alternatives to enhance shareholder value. These strategic alternatives may include distribution partnerships, marketing arrangements, or the merger or sale of all or part of the Company. Craig-Hallum Capital Group LLC is an investment banking firm located in Minneapolis, Minnesota.