Form 10QSB
period 2007-03-31
Sutura, Inc.
filed 2007-05-21
CIK 937814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2007

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
Yes ☐           No ☒
At April 18, 2007, 265,113,600 shares of common stock were outstanding.
Transitional Small Business Disclosure Format: Yes ☐           No ☒

SUTURA, INC.
INDEX TO FORM 10-QSB
MARCH 31, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(Unaudited)

2007
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$892,417
Accounts Receivable, Net	104,887
Inventory	398,397
Prepaid expenses	46,485

Total current assets	1,442,187

PROPERTY AND EQUIPMENT, net	400,328

DEPOSITS	202,372

$2,044,887

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,441,798
Loan payable – officers	110,085
Customer deposits	1,122,600
Notes payable – officers	926,408
Notes payable – related party	152,815
Convertible notes payable- net of beneficial conversion feature	12,425,745

Total current liabilities	19,179,452

LONG TERM LIABILITIES:
Convertible notes payable- net of beneficial conversion feature	5,586,047

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, issued and outstanding	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 265,113,600 shares issued and outstanding	265,114
Additional paid in capital	49,566,599
Accumulated deficit	(71,606,911)
Other comprehensive loss	(945,413)

Total stockholders’ deficit	(22,720,613)

$2,044,887

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
NET SALES	$81,616	$243,111

COST OF GOODS SOLD(1)	482,317	625,282

GROSS LOSS	(400,701)	(382,171)

OPERATING EXPENSES:
Research and development(1)	162,591	126,906
General and administrative(1)	1,191,384	1,413,690
Sales and marketing(1)	153,259	475,464

Total operating expenses	1,507,234	2,016,059

OPERATING LOSS	(1,907,935)	(2,398,230)

OTHER INCOME (EXPENSE)
Interest Income	6,935	14,055
Interest Expense(2)	(1,071,225)	(1,164,596)

Total other income (expense), net	(1,064,290)	(1,150,541)

NET LOSS	(2,972,224)	(3,548,771)

OTHER COMPREHENSIVE GAIN (LOSS)
Translation adjustment	(8,249)	(11,901)

COMPREHENSIVE LOSS	$(2,980,474)	$(3,560,672)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING*	259,168,108	185,417,425

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

(1) Includes stock-based compensation charges (credits) of:
Cost of good sold	$15,128	$86,091
Research and development	14,208	16,717
General and administrative	49,115	371,748
Sales and Marketing	4,181	47,443
(2) Includes amortization of beneficial conversion feature and fair value of warrants of:	$569,949	$720,503
The accompanying notes are an integral part of these consolidated unaudited financial statements.

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS PERIODS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,972,224)	$(3,548,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,372	63,951
Beneficial conversion feature	569,949	720,503
Stock based compensation expenses- employees	82,632	521,999
Stock based compensation expenses- non employees	34,838	26,106
Interest expenses converted into shares.	470,500	—
(Increase) decrease in current assets:
Accounts receivables	(15,167)	(63,020)
Inventory	58,117	(127,711)
Prepaid expenses	(94,914)	(1,554)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	20,965	713,975
Accrued payroll	(6,552)	16,358
Customer deposits	(17,375)	—

Total Adjustments	1,160,364	1,870,607

Net cash used for operating activities	(1,811,860)	(1,678,164)

CASH FLOWS INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(35,439)	(98,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,500,000	—

Effect of rate changes on cash and cash equivalents	1,561	—

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(345,738)	(1,777,062)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,238,154	2,317,003

CASH & CASH EQUIVALENTS, ENDING BALANCE	$892,417	$539,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three month period presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company’s December 31, 2006 audited financial statements and notes thereto included in the Company’s Annual Report on Form
10KSB.
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
Sutura is a medical device company that designs, develops and manufactures, a family of patented suture mediated stitching devices for vascular tissue approximation. Sutura’s operations, to date, have consisted mainly of raising capital, research, development, and clinical testing of its SuperStitch vascular suturing devices, obtaining regulatory clearances and approvals in the U.S., Asia and Europe and limited manufacturing and sales.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
Assets and liabilities of foreign subsidiaries have been translated at quarter- end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the quarter. Resulting cumulative translation adjustments have been recorded as other comprehensive income (loss) as a separate component of stockholders’ equity.
During the three month period ended March 31, 2007 and 2006, comprehensive loss included a net translation loss of $ 8,249 and $ 11,901, respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $ 945,413 as of March 31, 2007.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
CURRENT ACCOUNTING PRONOUNCEMENTS:
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management is still in the process of determining the effect of SFAS No. 155 on the consolidated financial position or results of operations of the Company.
In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:
1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

4.	At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.	Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.
This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management is still in the process of determining the effect of the statement on the consolidated financial position.
In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.
In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:
1.	A brief description of the provisions of this Statement

2.	The date that adoption is required

3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.
The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.
In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. Management is currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.
NOTE 3. STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
In the three months ending March 31, 2007 an amount of $ 82,632 was expensed as employee option expenses and $ 34,838 as non employee option expense respectively.
The following table summarizes the outstanding options activity for the three months period ended March 31, 2007 as follows:

Aggegrate
		Weighted	Intrinsic
	Total	price	Value
OUTSTANDING, DECEMBER 31, 2006	42,617,899	0.103	$493,159

Granted in 2007	—
Cancelled in 2007	—
Exercised in 2007	—

OUTSTANDING, MARCH 31, 2007	42,617,899	0.103	$920,122

NOTE 4. ACCOUNTS RECEIVABLE
The company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor’s compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. At the period ended March 31, 2007 the company has provided allowance for bad debts in amounts of $ 55,618 of which $ 51,000 is for a note receivable on a company which is involved in litigation against Sutura.
NOTE 5. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. The Company has established a reserve of $ 350,000 for potential obsolescence of components.
Inventories are comprised of the following as of:

March 31
2007
Raw material/WIP	$307,670
Work in process	278,777
Finished goods	161,950

748,397
Less: Reserve for obsolescence	(350,000)

$398,397

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PROPERTY & EQUIPMENT
Property & equipment consisted of the following as of:

March 31
2007
Computers	$361,000
Office furniture and fixtures	583,790
Machinery and equipment	2,631,549

3,576,339
Less: Accumulated depreciation	(3,176,011)

$400,328

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES.
Accounts payable and accrued expenses consist of the following as of:

March 31
2007
Accounts payable – trade creditors	$608,354
Accounts payable – legal and professional	1,046,337
Accrued expenses	665,903
Accrued compensation	2,026,916
Accrued interest payable	94,289

Total accounts payable & accrued expenses	$4,441,798

NOTE 8. LOAN PAYABLE-OFFICERS
The Company owes the officers $110,085 as of March 31, 2007. This amount is unsecured, interest free and due on demand.
NOTE 9. CUSTOMER DEPOSITS
In 2002, the Company entered into an option and distribution agreement with a distributor. Under the agreement, the Company received $1,250,000 as an advance payment which will be applied against 50% of distributor’s future purchases of products.

March 31
2007
Opening balance per January 1st, 2007	$1,139,975

Applied against shipments	17,375

Ending balance per March 31, 2007	$1,122,600

NOTE 10. NOTES PAYABLE- RELATED PARTY
The Company has one note payable to Gauss N.V. for the principal amount of €80,000 pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2007. Gauss N.V. is jointly owned by Mr. Ratering and Mr. Nobles, each of whom is an officer and director of Sutura. On January 1st 2007 and January 1st 2006 €8,188 and € 22,627 respectively outstanding but unpaid interest was added to the principal sum of the note.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The total amount of the note is as follows as of:

March 31
2007
Notes payable with interest at 8% due and demandable on December 31, 2007	$152,815

Interest expense for the three month periods ended March 31, 2007 and March 31, 2006 for this note amounted to $2,915 and $2,467 respectively.
NOTE 11. NOTES PAYABLE-OFFICERS
The Company owes Mr. Ratering, an officer and director of Sutura, the principal amounts of $393,000 and $293,618 pursuant to two promissory notes, each bearing simple interest at 8% and each becoming due and payable on December 31, 2007. On January 1st 2007 and January 1st 2006 $ 68,623 and $171,167 respectively outstanding but unpaid interest was added to the principal sum of the notes.
The total amount of the notes is as follows as of:

March 31
2007
Notes payable to officer on demand bearing interest rate of 8%, unsecured	$926,408

Interest expense for the three month periods ended March 31, 2007 and March 31, 2006 for these notes amounted to $18,528 and $17,156 respectively.
NOTE 12. COVERTIBLE NOTES PAYABLE
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
Using the effective interest method the total debt discount of the Whitebox I notes will be amortized over the term of the notes and charged to interest expense. In the quarter ending March 31, 2007 and 2006 $ 291,377 and $291,377 respectively was expensed.
On March 31, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the notes issued in connection with Whitebox I by extending the maturity dates until July 1, 2007.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On August 25, 2006, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox I by lowering the conversion rate to $ 0.15 per share. If all of the Whitebox I notes are converted the company will currently issue to the Whitebox affiliates 43,666,667 shares in the aggregate at a conversion rate of $ 0.15.
Interest expense for Whitebox I for the quarter ended March 31, 2007 and 2006 amounted to $ 196,500 and $ 196,500 respectively.
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
The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 325,479 which was recorded as debt discount, a reduction of the carrying amount of the debt. There was no beneficial conversion feature on the notes. Using the effective interest method the fair value of the warrants will be amortized over the term of the note and charged to interest expense. In the quarter ending March 31, 2007 and 2006 $33,938 and $33,938 respectively was expensed. The Company further incurred financial consulting fees of $ 240,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the quarter ending March 31, 2007 and 2006 $20,000 and $20,000 respectively was expensed as a general expense.
On March 31, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the Whitebox II notes and warrants by extending the maturity dates until July 1, 2007 and increasing the interest to 12% as per September 18, 2006. The exercise price of the warrants was reduced to $0.45.
The fair value of the change in the exercise price of the warrant is $ 41,362 using the Black Scholes method assuming a volatility of the stock of 95%, remaining term of four years and a discount rate of 4.1%. This amount was expensed and charged to interest expenses.
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
Interest expense for the quarter ended March 31, 2007 and 2006 amounted to $ 90,000 and $ 60,000 respectively.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The notes were convertible into common stock determined by a company valuation of $250,000,000 divided by the total number of fully diluted shares outstanding on the conversion date. On September 30, 2006, based on the then outstanding shares of the Company, the Whitebox III notes were convertible into an aggregate of 7,595,606 shares resulting in a conversion rate of $0.8848. The total numbers of warrants issued with a term of 5 years are 1,609,197 at an exercise price of $         .87. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 85%, term of five years and a discount of 3.89% was determined to be $ 891,404 and was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature of the notes was determined to be $ 839,234 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the quarter ending March 31, 2007 and 2006 $141,252 and $117,153 respectively was expensed. The Company further incurred financial consulting fees of $ 560,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the quarter ending March 31, 2007 and 2006 $46,667 and $46,667 respectively was expensed as a general expense.
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
Interest expense for the quarter ended March 31, 2007 and 2006 amounted to $ 140,000 and $ 140,000 respectively.
IDYLWOOD
On April 27, 2006, the Company completed the private placement of $750,000 aggregate principal amount of Convertible Promissory Notes with Idylwood Partners L.P. (the “Idylwood Note”) The Idylwood Note bears interest at the rate of eight percent (8%) per annum. All outstanding principal amounts and accrued interest under such notes is due in a balloon payment on September 31, 2007. In the event the Company consummates, prior to December 31, 2006, an equity or convertible debt financing in an aggregate amount of not less

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
than $5,000,000, excluding amounts under the Idylwood Note (a “Qualified Financing”), then the outstanding principal amount and all accrued interest under the Idylwood Note shall at the election of holder be converted into equity or convertible debt on the same terms as the other investors in the Qualified Financing; provided, however, that the price per share for conversion of this note into equity or the conversion rate of the convertible debt that this note is exchanged for shall be 90% of the average per share price paid or of the conversion rate (as applicable) of such other investors. The average share price of the $ 5,000,000 threshold was $0.055 and the Idylwood note therefore has conversion rights of 15,151,515 shares at a conversion price of $ 0.0495. The fair value of the beneficial conversion feature of the notes was determined to be $ 83,333 and recorded as a debt discount, a reduction of the carrying amount of the debt. This debt discount will be amortized over the 12 months term of the note and charged to interest expense. In the quarter ending March 31, 2007 $ 20,833 was expensed. Interest expense for the quarter ended March 31, 2007 was $ 15,000.
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
The company and Whitebox further agreed that Whitebox has the right to invest a further $1,500,000 on or before March 31, 2007 (collectively, the “New Loan”) at the same terms as the current loan. The relative fair value of this option, using the Black Scholes method assuming a volatility of the stock of 226%, term of 3.5 months and a discount of 4.1% was $ 414,548. The Company allocated the investment proceeds to the debt and options based on their relative fair values. The fair value of the beneficial conversion feature of the notes was determined to be $ 247,882 using the Black Scholes method assuming a volatility of the stock of 226%, term of 18 months and a discount of 4.1%. The beneficial conversion feature and the value of the option are recorded as a debt discount, a reduction of the carrying amount of the debt. Using the effective interest method this debt discount will be amortized over the 18 months term of the note and charged to interest expense. In the quarter ending March 31, 2007 $ 82,549 was expensed. The Company further incurred financial consulting fees of $ 90,000 which it also recorded as a debt discount, a reduction of the carrying amount of the debt and which will also be amortized over the term of the loan. In the quarter ending March 31, 2007 $15,000 was expensed as a general expense. Interest expense for the quarter ended March 31, 2007 was $30,000.
WHITEBOX VI
On March 5, 2007, Whitebox exercised the above mentioned option and the Company arranged a debt financing of $1,500,000 from Whitebox and affiliated parties in exchange for the issuance of 18 month secured convertible promissory notes. (“Whitebox VI”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
payments to be made on a quarterly basis. The notes are convertible, at the option of Whitebox, into common stock, par value $0.001, at a conversion rate of $0.045 per share. The Agreement gives Sutura the right to pay all or any portion of future scheduled interest payments due under Whitebox VI in shares of Sutura’s common stock, par value $0.001, at a conversion rate equal to the greater of (i) $0.045 per share; or (ii) the average of the daily closing bid prices for the Company’s Common Stock over a period of 30 consecutive trading days, with the last day of such 30 day period to be the trading day immediately prior to the day in which a 2007 Interest Payment is due. Interest expense for the quarter ended March 31, 2007 was $ 8,333.
As part of the Whitebox V financing, on December 13, 2006, Sutura and Whitebox entered into a Fourth Amended Registration Rights Agreement (the “Registration Rights Agreement”) which has eliminated the previous requirement that the Company effect a registration of shares on or before a certain date. Pursuant to the Registration Rights Agreement, the Company has, among other things, granted certain rights to the holders of the shares, warrants and secured convertible notes issued in connection with prior financings with affiliates of Whitebox and the Whitebox V and VI notes to request a registration relating to:
1.	the shares issued in connection upon payment or conversion of the Whitebox V and VI Notes;

2.	the shares issued in connection with prior financings with affiliates of Whitebox;

3.	the shares issued in connection with prior financings with affiliates of Whitebox;

4.	the common stock issuable upon exercise of warrants issued in connection with the prior financings.
A summary of the convertible notes is as follows at:
Summary of convertible notes payable at:

March 31
2007
Whitebox I	$6,550,000
Whitebox II	3,000,000
Whitebox III	7,000,000
Idylwood Partners LLP	750,000
Whitebox V	1,500,000
Whitebox VI	1,500,000

$20,300,000
Debt issue costs	(443,665)
Beneficial conversion feature	(1,844,542)

$18,011,793

Classified as current liability	$12,425,745
Classified as long term liabilty	$5,586,047

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of convertible notes conversion rights:

			Intrinsic	Intrinsic
	Conversion	Conversion	value per	value per
	shares	price	December	end March
Whitebox I	43,666,667	$0.1500	$	$
Whitebox II	20,000,000	0.1500
Whitebox III	46,666,667	0.1500
Idylwood	15,151,515	0.0495	7,576	310,606
Whitebox V	33,333,333	0.0450	166,667	833,333
Whitebox VI	33,333,333	0.0450		833,333

	192,151,515		$174,242	$1,977,273

NOTE 13. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. Comprehensive loss included a net translation loss of $ 11,901 for the quarter ended March 31, 2007. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $945,413 as of March 31, 2007.
NOTE 14. SHAREHOLDERS EQUITY
As part of the Side agreement of August 25, 2006 signed between the Company and Whitebox , the Company has the right to pay all or any portion of future scheduled interest payments due under Whitebox I,II and III in shares of Registrant’s common stock, par value $0.001, at a conversion rate equal to the greater of (i) $0.08 per share; or (ii) the average of the daily closing bid prices for the Company’s Common Stock over a period of 30 consecutive trading days, with the last day of such 30 day period to be the trading day immediately prior to the day in which a Interest Payment is due. A “trading day” is (x) a day on which the Common Stock is traded on the New York Stock Exchange, the American Stock Exchange, the NASDAQ National Market, the NASDAQ SmallCap Market or OTC Bulletin Board (all “Trading Markets”), or (y) if the Common Stock is not quoted on any Trading Market, a day on which the Common Stock is quoted in the over-the-counter market as reported by the Pink Sheets, LLC (or any similar organization or agency succeeding to its function of reporting prices).
The company elected to issue 5,331,250 shares to Whitebox in payment of $426,500 in interest expenses for the 1st Quarter of 2007.
The Agreement of December 13, 2006 for the financing of Whitebox V and Whitebox VI gives Sutura the right to pay all or any portion of future scheduled interest payments due under Whitebox V and VI in shares of Sutura’s common stock, par value $0.001, at a conversion rate equal to the greater of (i) $0.045 per share; or (ii) the average of the daily closing bid prices for the Company’s Common Stock over a period of 30 consecutive trading days, with the last day of such 30 day period to be the trading day immediately prior to the day in which a 2007 Interest Payment is due.
The company elected to issue 614,242 shares at a price of $ 0.0716 to Whitebox in payment of $ 44,000 in interest expenses for the 1st Quarter of 2007.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. WARRANTS
Summary of outstanding warrants as of March 31, 2007:

			Remaining	Aggegrate
			Life in	Intrinsic
	Total	Price	years	Value
Warrants issued in 2004	6,311,951	$0.6259	2.0	$
Warrants Fusion	1,220,565	0.4464	3.0
Warrants Whitebox I	14,423,512	0.4541	2.5
Warrants Whitebox II	1,666,667	0.4500	3.0
Warrants Whitebox III	1,609,197	0.4500	3.4
Warrants Whitebox IV	10,400,000	0.0913	4.7
Cancelled in 2007	—	—	—
Exercised in 2007	—	—	—

OUTSTANDING, MARCH 2007	35,631,891	$0.3780	3.1	$—

NOTE 16. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2007, the Company had incurred cumulative losses of $71,606,911 and net loss of $2,972,224 for the three months period ended March 31, 2007. Also, all the assets of the company have been pledged against the Whitebox Notes.
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
Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2007, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and management of accounts payable.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company and the primary plaintiffs in the two actions (Synapse Fund I, Synapse Fund II and Go Industries, Inc.) have held settlement discussions to resolve the disputes raised in these two complaints, and have reached an agreement in principal to settle the litigation between the parties. As, of April 13, 2007, all of the parties to the Derivative Action and the Dissolution Action have signed a settlement agreement resolving both actions completely. The settlement agreement must be approved by the Superior Court to become effective. A hearing to approve such settlement agreement has been scheduled to occur on June 1, 2007, at 10:00 a.m. in the Superior Court of the State of California, County of Orange-Central Justice Center. Among other terms, the settlement agreement calls for the Corporation to deliver to Synapse Fund I, LLC and Synapse Fund II, LLC a convertible secured promissory note for $400,000, certain covenants of Messrs. Nobles and Ratering and for mutual releases between the parties. The convertible secured promissory note will bear interest at 8% per annum, will be payable quarterly in arrears, and may be paid in capital stock at a conversion rate of $0.08 per share. The principal amount of the note, together with any accrued but unpaid interest will be due and payable in eighteen (18) months or may be converted pursuant to the terms of the note at the rate of $0.15 per share. Lastly, in connection with the settlement agreement, the Company has agreed to provide the plaintiffs with rights to have the shares issuable upon conversion of principal or interest due under the note to be registered for resale pursuant to the Securities Act of 1933 if at any time any Whitebox party exercises its rights to require shares of the Company to be registered.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 18. RELATED PARTY TRANSACTIONS
The Company leased its facilities in Fountain Valley, California (Newhope Street Property) from Dr. A Nobles, an officer of the Company. On August 2, 2004, the officer sold a majority interest in the Newhope Street Property to NV Properties LLC, a Nevada limited liability company. At the same time, NV Properties entered into a new lease with the Company on substantially the same economic terms as the prior lease between the Company and the officer of the Company. Dr. Nobles, CSO of the Company, is a member with a 20.1051% interest in NV Properties and serves as one of its three managers.
Dr. Nobles has served as an advisor to Catalina Capital Advisors, a consulting firm, since February 2004. The Company has paid advisory fees to Catalina Capital Advisors in connection with all the Whitebox financings.
NOTE 19. SUBSEQUENT EVENTS
On May 8th, 2007, the Sutura Board of Directors approved the grant of a total of 2,200,000 options to certain of its consultants and directors at an exercise price of $0.07 per share.
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The following discussion of Sutura’s results of operations and financial condition should be read together with the Company’s December 31, 2006 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB. This discussion may contain forward-looking statements that involve risks and uncertainties. The risks and uncertainties include, without limitation, risks associated with the need for adoption of our new products, limited working capital, lack of profitability, exposure to intellectual property claims, dependence on key vendors, exposure to possible product liability claims, the development of new products by others, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, and actions by the FDA. Our actual results could differ materially from those anticipated in these forward-looking statements.
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
Sutura is a medical device company that designs, develops, and manufactures a family of patented suture mediated stitching devices for vascular tissue approximation. Sutura’s operations, to date, have consisted mainly of raising capital, research, development, and clinical testing of its SuperStitch vascular suturing devices, obtaining regulatory clearances and approvals in the U.S., Asia and Europe and limited manufacturing and sales.
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
Sutura has incurred substantial losses during its years ended December 31, 2007 and 2006, has incurred losses each year since its inception, and has relied on investment capital and loans to fund its operations. Sutura has a commitment for additional funds from Whitebox Advisors that will be sufficient to see it through the next three months.
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
Financial Condition and Results of Operations for the three months period ended March 31, 2007 compared to three months period ended March 31, 2006
Comparing the results of operations between the three months periods ended March 31, 2007 and 2006, the most significant changes affecting operating results is the decision of the Company in the 3rd quarter of 2006 to discontinue its direct sales force and focus resources on (a) a redesign of our SuperStitch devices by increasing the bite size such that it would be less sensitive to poor positioning of the device, (b) the development of larger and multiple suture placement devices that address opportunities in the fast growing market of interventions with large catheter based devices in Cardiology and Radiology and (c) the development of longer versions of its stitching devices that allow the placement of sutures inside the heart and that address the fast growing market in PFO closure. Sutura believes that in all markets its unique suture based approach will have major advantages over currently used techniques. Total headcount for the Company was 32 per the end of March 2007, unchanged from the end of December 2006.
Net Sales
Net sales decreased to $81,616 for the quarter ended March 31, 2007, compared to $ 243,111 for the three months ended March 31, 2006. As a consequence of our decision to disband our direct sales force sales in the USA sales decreased to $ 7,669 from $ 137,256 a year ago while export sales decreased to $ 73,948 from $ 105,855 the same period last year. The decreases in sales were clearly the consequence of the decision to discontinue the direct sales model and look for a distribution partner to sell the newer generations of SuperStitch closure devices.
Cost of Sales
Cost of sales is comprised of all costs to manufacture our products, including materials, labor and related overhead costs including warranty and service costs. Cost of sales decreased 23 % to $482,317 for the three months period ended March 31, 2007 from $625,282 for the three months period last year. The decrease is the result of lower manufacturing activity and therefore direct expenses. Total headcount in manufacturing decreased from 19 per the end of March 2006 to 13 per the end of March 2007. Total payroll related expenses were $ 247,000 for the three months period ended March 31, 2007 compared to $303,000 for the same period last year. Other decreases were stock based compensation expenses of $ 15,128 for the quarter ended March 31st 2007 compared to $ 86,091 for the same period last year.
Research and Development
Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Research and development expenses increased by 28% to $162,591 in the quarter ended March, 31 2007 from $126,906 in the quarter ended March 31, 2006. The increase is mainly in stepped up expenses to develop further generations of the SuperStitch line including $ 35,000 for animal testing of our EL devices.
General and Administrative
General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts. General and administrative expenses decreased 16% to $ 1,191,384 in the quarter ended March 2007 from $ 1,413,690 in the quarter ended March 2006. The decrease in expenses is mainly the result of $322,000 lower stock based compensation expenses offset by a $ 40,000 increase in legal expenses, $ 30,000 in travel and entertainment, $ 27,000 and $ 30,000 in amortization of financing fees related to the Whitebox loans.

Sales and Marketing
Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our direct sales force, advertising costs and expenses related to trade shows, distributor support and seminars. Headcount in Sales and Marketing decreased from 12 per the end of March 2006 to 4 per the end of March 2007. Sales and marketing expenses decreased 68% to $153,259 in the quarter ended March 31, 2007 from $ 475,464 in the quarter ended March 2006. The decrease is mainly the result of the discontinuation of most of the US based marketing and sales activities. US based payroll expenses were $35,000 in the three months period ended March 2007 compared to $ 273,000 in the same period of 2006.
Interest income/expense
Interest expenses for the quarter ended March 2007 increased by 13% to $501,276 compared to $444,093 in the quarter ended March 2006. The increase in interest is a direct consequence of higher borrowing levels at higher rates than a year ago. In addition to the interest the company amortizes the fair value of the warrants and the beneficial conversion feature of the notes over the term of the notes. In the three month period ended March 2007 $569,949 was expensed compared to $ 720,503 in the same period last year. On March 31, 2006, the Company and Whitebox entered into an agreement amending the notes and warrants issued in connection with Whitebox I, Whitebox II and Whitebox III, and recorded additional option expenses of $ 133,612 which was also expensed that quarter.

	Three months	Three months
Interest expenses	2007	2006
Note payable related party in Euros	$2,915	$2,467
Note payable officer	18,528	17,156
Whitebox I	196,500	196,500
Fusion	—	11,971
WhiteboxII	90,000	60,000
Whitebox III	140,000	140,000
Idylwood Partners L.P.	15,000	—
Whitebox V	30,000	—
Whitebox VI	8,333	—
Other	—	16,000

	$501,276	$444,094

	Three months	Three months
Beneficial conversion amortization	2007	2006
Whitebox I	$291,377	$291,377
Fusion	—	144,153
Whitebox II	33,938	33,938
Repricing warrants Whitebox II	—	41,362
Whitebox III	141,252	117,153
Repricing warrants Whitebox III	—	92,520
Idylwood Partners L.P.	20,833	—
Whitebox V	82,549	—

Total conversion feature expense	$569,949	$720,503

Total expenses	$1,071,224	$1,164,597

Liquidity and Capital Resources
During the quarter ended March 2007 the Company used $1,811,860 of cash in operating activities.
The Company ended the period with a cash balance of $ 892,417. We believe our existing available cash, cash commitments, cash equivalents and short-term investments as of March 31, 2007, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements until June 2007. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public and private financings. We are currently engaged in discussions with potential financing sources regarding funding in the form of equity investments and convertible debt financing. There can be no assurance that any of these funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and/or possibly cease operations.
ITEM 3. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our Chief Executive Officer, David Teckman, and Chief Financial Officer, Richard Bjorkman, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our controls and procedures are effective.
(b)	Changes in Internal Controls over Financial Reporting.
There have been no changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting. The Company is in the process of complying with the mandates of Section 404 of the Sarbanes-Oxley Act of 2002. The U.S. Securities and Exchange Commission recently adopted rules that delay the Company’s schedule for compliance with Section 404 until the Company’s fiscal year ending December 31, 2007. The regulatory agencies are continuing to study the issues surrounding compliance, particularly as it relates to smaller public companies. The Company has done due diligence to understand the requirements and corresponding work necessary to successfully document the Company’s system of internal control to the standards and satisfaction of third parties. The potential cost of compliance with Section 404 to the Company’s shareholders could be substantial. In considering the Company’s compliance efforts, the Company believes that these additional costs and expenses will confirm the existence of an effective and functioning internal control system.
The Company intends to diligently pursue implementation and compliance with Section 404 requirements. The Company does not believe it is in the shareholders’ best interests to incur unnecessary outsized costs in this effort, as the Company has an existing system of centralized review and controls. Consequently, the Company will make every effort to comply with Section 404 requirements, but also will attempt to minimize the expense of this effort. As a result of this cautioned approach and the complexity of compliance, there is a risk that, notwithstanding the Company’s best efforts, the Company may fail to demonstrate a compliance program that fully meets the standards of Section 404 as interpreted by the Company’s independent accountants.

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
The Company and the primary plaintiffs in the two actions (Synapse Fund I, Synapse Fund II and Go Industries, Inc.) have held settlement discussions to resolve the disputes raised in these two complaints, and have reached an agreement in principal to settle the litigation between the parties. As, of April 13, 2007, all of the parties to the Derivative Action and the Dissolution Action have signed a settlement agreement resolving both actions completely. The settlement agreement must be approved by the Superior Court to become effective. A hearing to approve such settlement agreement has been scheduled to occur on June 1, 2007, at 10:00 a.m. in the Superior Court of the State of California, County of Orange-Central Justice Center. Among other terms, the settlement agreement calls for the Corporation to deliver to

Synapse Fund I, LLC and Synapse Fund II, LLC a convertible secured promissory note for $400,000, certain covenants of Messrs. Nobles and Ratering and for mutual releases between the parties. The convertible secured promissory note will bear interest at 8% per annum, will be payable quarterly in arrears, and may be paid in capital stock at a conversion rate of $0.08 per share. The principal amount of the note, together with any accrued but unpaid interest will be due and payable in eighteen (18) months or may be converted pursuant to the terms of the note at the rate of $0.15 per share. Lastly, in connection with the settlement agreement, the Company has agreed to provide the plaintiffs with rights to have the shares issuable upon conversion of principal or interest due under the note to be registered for resale pursuant to the Securities Act of 1933 if at any time any Whitebox party exercises its rights to require shares of the Company to be registered.
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
     See Item 7.01 of the Registrant’s Current Report on Form 8-K filed on March 7,, 2007. On May 8th, 2007, the Sutura Board of Directors approved the grant of a total of 2,200,000 options to certain of its consultants and directors at an exercise price of $0.07 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5.	OTHER INFORMATION
     None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

3.1	Certificate of Incorporation[1]

3.2	Certificate of Amendment to Certificate of Incorporation[2]

3.3	Certificate of Amendment to Certificate of Incorporation[7]

3.4	Certificate of Merger[7]

3.5	Bylaws[7]

4.1	Form of Common Stock Certificate[1]

10.1	Sutura Inc. 2001 Stock Option Plan[7]

10.2	Sutura Inc. 1999 Stock Option Plan[7]

10.3	Employment Agreement with Egbert Ratering[7]

10.4	Employment Agreement with Anthony Nobles[7]

10.5	Sutura Inc. 2006 Stock Option Plan[7]

10.6	Lease for Fountain Valley Location[7]

10.7	Sucor License Agreement[7]

10.8	Sterilis License Agreement[7]

10.9	Option and Distribution Agreement with Getz Bros. & Co., Inc., dated September 20, 2002[7]

10.10	Convertible Promissory Note in Favor of Getz Bros. & Co., Inc., dated September 20, 2002[7]

10.11	Purchase Agreement, dated as of September 17, 2004 by and between Sutura, Inc. and certain other parties thereto.[3]

10.12	Purchase Agreement, dated as of March 24, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.13	Form of Secured Convertible Promissory Note, dated September 17, 2004.[3]

10.14	Form of Secured Convertible Promissory Note dated March 24, 2005.[3]

10.15	Form of Warrant, dated September 17, 2004.[3]

10.16	Form of Warrant dated, March 24, 2005.[3]

10.17	Purchase Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.18	Second Amended Security Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.19	Second Amended Patent and Trademark Security Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.20	Second Amended Registration Rights Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.21	Form of Secured Convertible Promissory Note, dated September 7, 2005.[3]

10.22	Form of Warrant dated September 7, 2004.[3]

10.23	Amendment to Secured Convertible Promissory Notes and Warrants, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.24	Amendment to Secured Convertible Promissory Notes and Warrants, dated March 31, 2006 by and between Sutura, Inc. and certain other parties thereto.[4]

10.25	Agreement and Plan of Merger dated November 22, 2004.[5]

10.26	Distributor Agreement with Getz Bros & Co., Inc. dated September 20, 2002. [7]

10.27	Distribution Agreement with The Lifemed Group, Inc. dated January 16, 2006.[7]

10.28	Form of Secured Convertible Promissory Note, dated June 7, 2006.[8]

10.29	Third Amended Security Agreement, dated June 7, 2006, by and between Sutura, Inc., and certain other parties thereto.[8]

10.30	Third Amended Patent and Trademark Security Agreement, dated June 7, 2006, by and between Sutura, Inc., and certain other parties thereto.[8]

10.31	Form of Secured Convertible Promissory Note, dated June 28, 2006.[9]

10.32	Fourth Amended Security Agreement, dated June 28, 2006, by and between Sutura, Inc., and certain other parties thereto.[9]

10.33	Fourth Amended Patent and Trademark Security Agreement, dated June 28, 2006, by and between Sutura, Inc., and certain other parties thereto.[9]

10.34	Securities Purchase Agreement dated, August 25, 2006, by and between Sutura, Inc., and certain other parties thereto.[10]

10.35	Third Amended Registration Rights Agreement, dated August 25, 2006, by and between Sutura, Inc., and certain other parties thereto.[10]

10.36	Side Agreement, dated August 25, 2006, by and between Sutura, Inc., and certain parties thereto.[10]

10.37	Form of Warrant, dated August 25, 2006.[10]

10.38	Purchase Agreement, dated December 13, 2006.[11]

10.39	Form of Secured Convertible Promissory Note, dated December 13, 2006.[11]

10.40	Fourth Amended Security Agreement, dated December 13, 2006, by and between Sutura, Inc. and certain other parties thereto.[11]

10.41	Fourth Amended Patent and Trademark Security Agreement, dated December 13, 2006, by and between Sutura, Inc., and certain other parties thereto.[11]

10.42	Fourth Amended Registration Rights Agreement, dated December 13, 2006, by and between Sutura, Inc., and certain other parties thereto.[11]

14.1	Code of ethics for the Board of Directors.[6]

14.2	Code of ethics for Executive Officers.[6]

31.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed as part of the Form 10-KSB filed in May 1995 and amendments thereto which are hereby incorporated by reference.

[2]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2001.

[3]	Previously filed as an exhibit to Form 8-K, filed on September 13, 2005.

[4]	Previously filed as an exhibit to Form 8-K filed on March 31, 2006.

[5]	Previously filed as an exhibit to Form 8-K filed on December 1, 2004.

[6]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2003.

[7]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2005.

[8]	Previously filed as an exhibit to Form 8-K filed on June 13, 2006.

[9]	Previously filed as an exhibit to Form 8-K filed on July 3, 2006.

[10]	Previously filed as an Exhibit to Form 8-K filed on August 31, 2006.

[11]	Previously filed as an Exhibit to Form 8-K filed on December 18, 2006.
b)	Reports on Form 8-K
     Registrant filed a Current Report on Form 8-K on March 7, 2007 disclosing an amendment made to the Secured Convertible Promissory Notes and Warrants issued to certain affiliates of Whitebox Advisors, LLC.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTURA, INC.
Registrant

Date: May 21, 2007	By:	/s/ David Teckman
David Teckman,
President and Chief Executive Officer

Date: May 21, 2007	By:	/s/ Richard Bjorkman
Richard Bjorkman, Chief Financial Officer