Form 10QSB
period 2007-06-30
Sutura, Inc.
filed 2007-08-20
CIK 937814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2007

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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
At August 14, 2007 271,229,807 shares of common stock were outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No      ☑

SUTURA, INC.
INDEX TO FORM 10-QSB
JUNE 30, 2007
PART I

Item 1.	Financial Statements
Consolidated Balance Sheet on June 30, 2007 (Unaudited)
Consolidated Statement of Operations for the three and six month periods ended June 30, 2007 and 2006 —(Unaudited)
Consolidated Statement of Cash Flows for the six month periods ended June 30, 2007 and 2006(Unaudited)
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
Signatures
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statement
SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
(Unaudited)

2007
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$30,388
Accounts Receivable, Net	111,169
Inventory	428,827
Prepaid expenses	65,368

Total current assets	635,752

PROPERTY AND EQUIPMENT, net	345,631

DEPOSITS	168,165

$1,149,548

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,077,779
Loan payable — officers	116,928
Customer deposits	1,116,850
Notes payable — officers	926,408
Notes payable — related party	148,204
Convertible notes payable- net of beneficial conversion feature	2,253,717

Total current liabilities	8,639,886

LONG TERM LIABILITIES:
Convertible notes payable- net of beneficial conversion feature	17,385,400

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 271,229,807 shares issued and outstanding	271,230
Additional paid in capital	50,173,810
Accumulated deficit	(74,372,842)
Other comprehensive loss	(947,934)

Total stockholders’ deficit	(24,875,737)

$1,149,548

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	2007	2006	2007	2006
NET SALES	$57,362	$153,689	$138,978	$396,800

COST OF GOODS SOLD(1)	425,258	428,399	907,575	1,053,680

GROSS LOSS	(367,897)	(274,710)	(768,597)	(656,881)

OPERATING EXPENSES:
Research and development(1)	114,157	145,701	276,748	272,607
General and administrative(1)	991,775	1,029,338	2,183,160	2,443,028
Sales and marketing(1)	181,163	518,453	334,422	993,917
Total operating expenses	1,287,096	1,693,492	2,794,330	3,709,551

OPERATING LOSS	(1,654,992)	(1,968,202)	(3,562,927)	(4,366,432)

OTHER INCOME (EXPENSE)
Interest Income	1,504	772	8,440	14,828
Interest Expense(2)	(1,112,443)	(877,662)	(2,183,668)	(2,042,258)
Other Income (Expense)	0	0	0	0

Total other income(expense), net	(1,110,938)	(876,890)	(2,175,228)	(2,027,430)

NET LOSS	(2,765,931)	(2,845,090)	(5,738,155)	(6,393,862)

OTHER COMPREHENSIVE GAIN (LOSS)
Translation adjustment	(2,520)	1,128	(10,770)	(10,773)

COMPREHENSIVE LOSS	$(2,768,451)	$(2,843,964)	$(5,748,925)	$(6,404,635)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE	268,188,599	186,637,990	262,157,278	186,031,080

SHARES OUTSTANDING*
*Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

(1) Includes stock-based compensation charges (credits) of:
Cost of good sold	$15,128	$15,797	$30,256	$101,888
Research and development	14,208	16,717	28,416	33,434
General and administrative	49,115	46,314	98,230	418,062
Sales and Marketing	4,181	21,408	8,362	68,851
(2) Includes amortization of beneficial conversion feature and warrants issued of:	$580,657	$148,128	$1,150,606	$868,631

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS PERIODS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,738,155)	$(6,393,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,560	137,534
Beneficial conversion feature	1,150,606	1,168,580
Stock based compensation expenses- employees	165,264	622,235
Stock based compensation expenses- non employees	76,366	52,212
Interest expenses converted into shares.	959,667	—
(Increase) decrease in current assets:
Accounts receivables	(20,990)	(57,512)
Inventory	28,174	(314,069)
Prepaid expenses	17,117	70,484
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	48,907	1,190,275
Accrued payroll	(4,914)	(68,966)
Customer deposits	(23,125)	(5,000)

Total Adjustments	2,512,631	2,795,773

Net cash used for operating activities	(3,225,524)	(3,598,089)

CASH FLOWS INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(39,018)	(132,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,050,000	1,750,000

Effect of rate changes on cash and cash equivalents	6,774	2,751

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,207,768)	(1,980,386)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,238,154	2,317,003

CASH & CASH EQUIVALENTS, ENDING BALANCE	$30,388	$339,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes	$—	$—

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
NOTE 2.BASIS OF PRESENTATION
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
During the six month periods ended June 30, 2007 and 2006, comprehensive loss included a net translation loss of $10,770 and $10,773, respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $947,934 as of June 30, 2007.
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
A brief description of the provisions of this Statement
The date that adoption is required
The date the employer plans to adopt the recognition provisions of this Statement, if earlier.
The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.
In February 2007, FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. FASB 159 is effective for fiscal years beginning after November 15, 2007. Early

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FASB 159 for their first quarter 2007 financial statements.
The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.
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
On January 6, 2006, the entire Board of Directors of the Company unanimously approved the Sutura, Inc. 2006 Stock Option Plan. The number of shares of the Company’s common stock subject to the plan may not exceed 20,000,000.At June 30, 2007 a total of 9,125,000 shares were still available for grant under the plan.
On May 8, 2007 the Board of Directors approved the issuance of non-qualified options to directors and consultants of the Company to purchase 2,200,000 shares of the Company’s common stock pursuant to the plan. On May 24, 2007 the Board of Directors approved a further issuance of non-qualified options to directors and consultants of the Company to purchase 100,000 shares of the Company’s common stock pursuant to the plan. All of these options have an exercise price of $0.07 ,are subject to a four year vesting period whereby 25% of the granted options vest at the end of the first year following the grant date, and the remaining option amounts vest in equal quarterly installments over the next following three years.
The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The fair value of the options issued on May 8, and May 24, 2007 using the Black Scholes method assuming a volatility of the stock of 184%, life of 10 years and a discount rate of 4.8% is $160,541. This amount will be expensed over the 4 year vesting period of the options.
In the three and six month periods ending June 30, 2007 an amount of $82,832 and $165,264 was expensed as employee option expenses and $41,528 and $76,366 as non employee option expense respectively.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the outstanding options activity for the six months period ended June 30, 2007 as follows:

			Aggegrate
		Weighted	Intrinsic
	Total	price	Value
OUTSTANDING, DECEMBER 31, 2006	42,617,899	$0.103

Granted in 2007	2,300,000	$0.0700
Cancelled in 2007	—
Exercised in 2007	—

OUTSTANDING, JUNE 30, 2007	44,917,899	$0.101	$970,368

NOTE 4. ACCOUNTS RECEIVABLE
The company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor’s compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. At the period ended June 30, 2007 the company has provided allowance for bad debts in amounts of $55,618 of which $51,000 is for a note receivable on a company which is involved in litigation against Sutura.
NOTE 5. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. The Company has established a reserve of $350,000 for potential obsolescence of components.
Inventories are comprised of the following as of:

June 30
2007
Raw material/WIP	$346,401
Work in process	259,517
Finished goods	172,909

778,827
Less: Reserve for obsolescence	(350,000)

$428,827

NOTE 6. PROPERTY & EQUIPMENT
Property & equipment consisted of the following as of:

June 30
2007
Computers	$364,197
Office furniture and fixtures	583,497
Machinery and equipment	2,631,549

3,579,243
Less: Accumulated depreciation	(3,233,612)

$345,631

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES.
Accounts payable and accrued expenses consist of the following as of:

June 30
2007
Accounts payable — trade creditors	$729,807
Accounts payable — legal and professional	991,967
Accrued expenses	184,744
Accrued compensation	2,034,398
Accrued interest payable	136,863

Total accounts payable & accrued expenses	$4,077,779

NOTE 8. LOAN PAYABLE-OFFICERS
The Company owes the officers $116,928 as of June 30, 2007. This amount is unsecured, interest free and due on demand.
NOTE 9. CUSTOMER DEPOSITS
In 2002, the Company entered into an option and distribution agreement with a distributor. Under the agreement, the Company received $1,250,000 as an advance payment which will be applied against 50% of distributor’s future purchases of products.

Opening balance per January 1st, 2007	$1,139,975
Applied against shipments	23,125

Ending balance per June 30, 2007	$1,116,850

NOTE 10. NOTES PAYABLE- RELATED PARTY
The Company has one note payable to Gauss N.V. for the principal amount of $106,992 pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2007. Gauss N.V. is jointly owned by Mr. Ratering and Mr. Nobles, each of whom is an officer and director of Sutura. On January 1st 2007 and January 1st 2006 $10,951 and $30,261 respectively outstanding but unpaid interest was added to the principal sum of the note.
The total amount of the note is as follows as of:

June 30
2007
Notes payable with interest at 8% due and demandable on December 31, 2007	$148,204

Interest expense for the three and six month periods ended June 30, 2007 and June 30, 2006 for this note amounted to $3,052 and $5,972 and $2,580 and $5,047 respectively.
NOTE 11. NOTES PAYABLE-OFFICERS
The Company owes Mr. Ratering, an officer and director of Sutura, the principal amounts of $393,000 and $293,618 pursuant to two promissory notes, each bearing simple interest at 8% and each becoming due and payable on December 31, 2007. On January 1st 2007 and January 1st 2006 $68,623 and $171,167 respectively outstanding but unpaid interest was added to the principal sum of the notes.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The total amount of the notes is as follows as of:

June 30
2007
Notes payable to officer on demand bearing interest rate of 8%, unsecured	$926,408

Interest expense for the three and six month periods ended June 30, 2007 and June 30, 2006 for these notes amounted to $18,528 and $37,056 and $17,156 and $34,311 respectively.
NOTE 12. CONVERTIBLE NOTES PAYABLE
WHITEBOX I
On September 17, 2004, the Company arranged a debt financing of $6,550,000 from Whitebox Advisors affiliated parties in exchange for the issuance of eighteen-month 12% convertible promissory notes and warrants (“Whitebox I”). The performance of the notes is secured by all of the assets of the company.
The notes had conversion rights based on a company valuation of $100 million and if all converted would increase the number of outstanding shares by 14,464,644. The number of shares issuable upon exercise of the Whitebox I warrant and the warrant exercise price were based on a Company valuation of $100 million divided by the number of fully diluted shares of Common Stock outstanding on February 28, 2005. The Whitebox I warrant has a term of 5 years which expires on September 17, 2009. The total numbers of shares issuable upon exercise of the Whitebox I warrant were 14,423,512 at an exercise price of $0.4541. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $2,928,362. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The beneficial conversion feature of the notes was determined to be $3,621,636 and together with the value of the warrants recorded as a debt discount, a reduction of the carrying amount of the debt.
Using the effective interest method the total debt discount of the Whitebox I notes will be amortized over the term of the notes and charged to interest expense. In the three and six month periods ending June 30, 2007 and 2006 $291,377 and $582,754 and $291,377 and $582,755 respectively was expensed.
On June 30, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the notes issued in connection with Whitebox I by extending the maturity dates until July 1, 2007.
On August 25, 2006, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox I by lowering the conversion rate to $0.15 per share. If all of the Whitebox I notes are converted the company will currently issue to the Whitebox affiliates 43,666,667 shares in the aggregate at a conversion rate of $0.15.
Interest expense for Whitebox I for the three and six month periods ended June 30, 2007 and 2006 amounted to $196,500 and $393,000 and $196,500 and $393,000 respectively.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
WHITEBOX II
On March 24, 2005, the Company arranged a debt financing of $3,000,000 from Whitebox affiliated parties in exchange for the issuance of eighteen-month 8% secured convertible promissory notes and 1,666,667 warrants at an exercise price of $0.88. (“Whitebox II”). The performance of the notes is secured by all of the assets of the company.
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
The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $325,479 which was recorded as debt discount, a reduction of the carrying amount of the debt. There was no beneficial conversion feature on the notes. Using the effective interest method the fair value of the warrants will be amortized over the term of the note and charged to interest expense. In the three and six month periods ending June 30, 2007 and 2006 $33,938 and $67,876 and $33,938 and $67,876 respectively was expensed. The Company further incurred financial consulting fees of $240,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the three and six month periods ending June 30, 2007 and 2006 $20,000 and $40,000 and $20,000 and $40,000 respectively was expensed as a general expense.
On June 30, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the Whitebox II notes and warrants by extending the maturity dates until July 1, 2007 and increasing the interest to 12% as per September 18, 2006. The exercise price of the warrants was reduced to $0.45.
The fair value of the change in the exercise price of the warrant is $41,362 using the Black Scholes method assuming a volatility of the stock of 95%, remaining term of four years and a discount rate of 4.1%. This amount was expensed and charged to interest expenses.
On August 25, 2006, the Company and Whitebox entered into a further amendment by lowering the conversion rate of the note to $0.15 per share. If all of the Whitebox II notes are converted the company would currently issue to the Whitebox affiliates 20,000,000 shares. Before the amendment the Whitebox I notes were convertible into an aggregate of 5,425,433 shares based on a conversion rate of $0.553.
Interest expense for the three and six month periods ended June 30, 2007 and 2006 amounted to $90,000 and $180,000 and $60,000 and $120,000 respectively.
WHITEBOX III
On September 7, 2005, the Company arranged a debt financing of $7,000,000 from Whitebox affiliated parties in exchange for the issuance of 36 month secured convertible promissory notes and warrants. (“Whitebox III”). The notes are secured by all of the assets of the Company, bear interest at an

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
annual rate of 8% and require interest payments to be made on a quarterly basis. Beginning on April 30, 2007, and on the last day of each month thereafter, through and including August 2008, the Company is required to make aggregate principal payments of $250,000 on the Whitebox III notes.
The notes were convertible into common stock determined by a company valuation of $250,000,000 divided by the total number of fully diluted shares outstanding on the conversion date. On September 30, 2006, based on the then outstanding shares of the Company, the Whitebox III notes were convertible into an aggregate of 7,595,606 shares resulting in a conversion rate of $0.8848. The total numbers of warrants issued with a term of 5 years are 1,609,197 at an exercise price of $.87. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 85%, term of five years and a discount of 3.89% was determined to be $891,404 and was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature of the notes was determined to be $839,234 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the three and six month periods ending June 30, 2007 and 2006 $148,015 and $289,267 and $122,762 and $239,915 respectively was expensed. The Company further incurred financial consulting fees of $560,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the three and six month periods ending June 30, 2007 and 2006 $46,667 and $93,334 and $46,667 and $93,334 respectively was expensed as a general expense.
On June 30, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the notes and warrants issued in connection with Whitebox III by extending the commencement date of payments of principal due under the Whitebox III notes from April 30, 2007 until July 1, 2007 and by increasing the interest rate under this note to twelve percent (12%) as of September 7, 2007. The per share exercise price of the warrants was reduced to $0.45. The fair value of the change in the exercise price of the warrant is $92,520 using the Black Scholes method assuming a volatility of the stock of 95%, remaining term of 4.5 years and a discount rate of 4.1%. This amount has been expensed and charged to interest expenses.
On August 25, 2006, the Company and Whitebox entered into a further amendment by lowering the conversion rate of the note to $0.15 per share. If all of the Whitebox III notes are converted the company would currently issue to the Whitebox affiliates 46,666,667 shares. Before the amendment the Whitebox III notes were convertible into an aggregate of 7,595,606 shares based on a conversion rate of $0.8848.
Interest expense for the three and six month periods ended June 30, 2007 and 2006 amounted to $140,000 and $280,000 and $140,000 and $280,000 respectively.
IDYLWOOD
On April 27, 2006, the Company completed the private placement of $750,000 aggregate principal amount of Convertible Promissory Notes with Idylwood Partners L.P. (the “Idylwood Note”) The Idylwood Note bears interest at the rate of eight percent (8%) per annum. All outstanding principal amounts and accrued interest under such notes is due in a balloon payment on September 31, 2007. In the event the Company consummates, prior to December 31, 2006, an equity or convertible debt financing in an aggregate amount of not less than $5,000,000, excluding amounts under the Idylwood Note (a “Qualified Financing”), then the outstanding principal amount and all accrued interest under the Idylwood Note shall at the election of holder be converted into equity or convertible debt on the same terms as the other investors in the

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Qualified Financing; provided, however, that the price per share for conversion of this note into equity or the conversion rate of the convertible debt that this note is exchanged for shall be 90% of the average per share price paid or of the conversion rate (as applicable) of such other investors. The average share price of the $5,000,000 threshold was $0.055 and the Idylwood note therefore has conversion rights of 15,151,515 shares at a conversion price of $0.0495. The fair value of the beneficial conversion feature of the notes was determined to be $83,333 and recorded as a debt discount, a reduction of the carrying amount of the debt. This debt discount will be amortized over the term of the note and charged to interest expense. In the three and six month periods ending June 30, 2007 $13,889 and $34,722 was expensed. Interest expense for the three and six month periods ended June 30, 2007 and 2006 was $15,000 and $30,000 and $10,500 and $10,500 respectively.
WHITEBOX V
On December 13, 2006, the Company arranged a debt financing of $1,500,000 from Whitebox affiliated parties in exchange for the issuance of 18-month secured convertible promissory notes. (“Whitebox V”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis.
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
The company and Whitebox further agreed that Whitebox has the right to invest a further $1,500,000 on or before June 30, 2007 (collectively, the “New Loan”) at the same terms as the current loan. The relative fair value of this option, using the Black Scholes method assuming a volatility of the stock of 226%, term of 3.5 months and a discount of 4.1% was $414,548. The Company allocated the investment proceeds to the debt and options based on their relative fair values. The fair value of the beneficial conversion feature of the notes was determined to be $247,882 using the Black Scholes method assuming a volatility of the stock of 226%, term of 18 months and a discount of 4.1%. The beneficial conversion feature and the value of the option are recorded as a debt discount, a reduction of the carrying amount of the debt. Using the effective interest method this debt discount will be amortized over the 18 months term of the note and charged to interest expense. In the three and six month periods ending June 30, 2007 $93,438 and $175,987 respectively was expensed. The Company further incurred financial consulting fees of $90,000 which it also recorded as a debt discount, a reduction of the carrying amount of the debt and which will also be amortized over the term of the loan. In the three and six month periods ending June 30, 2007 $15,000 and $30,000 respectively was expensed as a general expense. Interest expense for the three and six months period ended June 30, 2007 was $30,000 and $60,000 respectively.
WHITEBOX VI
On March 5, 2007, Whitebox exercised the above mentioned option and the Company arranged a debt financing of $1,500,000 from Whitebox affiliated parties in exchange for the issuance of 18 month secured convertible

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
promissory notes. (“Whitebox VI”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis. The notes are convertible, at the option of Whitebox, into common stock, par value $0.001, at a conversion rate of $0.045 per share. The Agreement gives Sutura the right to pay all or any portion of future scheduled interest payments due under Whitebox VI in shares of Sutura’s common stock, par value $0.001, at a conversion rate equal to the greater of (i) $0.045 per share; or (ii) the average of the daily closing bid prices for the Company’s Common Stock over a period of 30 consecutive trading days, with the last day of such 30 day period to be the trading day immediately prior to the day in which a 2007 Interest Payment is due. Interest expense for the three and six month periods ended June 30, 2007 was $30,000 and $38,333 respectively.
As part of the Whitebox V and VI financings, on December 13, 2006, Sutura and the Whitebox affiliated parties entered into a Fourth Amended Registration Rights Agreement which eliminated the previous requirement that the Company effect a registration of shares on or before a certain date.
SYNAPSE SETTLEMENT NOTE
In connection with the settlement of certain shareholder litigation proceedings, effective as of June 1, 2007, the Company issued and delivered to Synapse Capital, LLC, for itself and as agent for the benefit of certain other parties to the settlement, a convertible secured promissory note in the principal amount of $400,000. The convertible secured promissory note bears interest at 8% per annum. The interest is payable quarterly in arrears, and may be paid in capital stock at an interest conversion rate of $0.08 per share. The principal amount of the note, together with any accrued but unpaid interest will be due and payable in eighteen (18) months or may be converted pursuant to the terms of the note at the rate of $0.15 per share, subject to certain adjustments. Lastly, in connection with the settlement, the Company, the plaintiff parties and the Whitebox parties have entered into a Fifth Amended and Restated Registration Rights Agreement which provides the Whitebox parties and the plaintiff parties with, among other things, certain rights to request a registration of shares for resale pursuant to the Securities Act of 1933 relating to:
1.	the shares of Common Stock issuable upon conversion of any principal or interest due under any notes issued in connection with any of the Whitebox financings;

2.	the shares of Common Stock issued in connection with any Whitebox financings;

3.	the shares of Common Stock issuable upon exercise of any warrants issued in connection with any Whitebox financings; and

4.	the shares of Common Stock issuable upon conversion of principal or interest due under the note issued to Synapse Capital, LLC in connection with the settlement of the shareholder litigation.
Interest expense for the three month period ended June 30, 2007 was $2,667.
WHITEBOX VII
On May 18, 2007, and on June 13, 2007, the Company borrowed an aggregate principal amount of $350,000 and $200,000, respectively, evidenced by unsecured promissory notes (“Whitebox VII”) issued to certain affiliates of Whitebox.
The Whitebox VII notes bear interest from the date issued at the rate of twelve percent (12%) per annum. All accrued interest and principal is due and payable in a balloon payment upon the sixtieth (60th) anniversary of the

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
applicable Whitebox VII notes. The Company may prepay the Whitebox VII notes, in whole or in part, upon five (5) days prior written notice to the payee at a cost equal to accrued interest plus the present value of the notes discounted at a rate equal to (x) the then U.S. Treasury rate for 5-year notes as reported by Bloomberg on the date of such prepayment notice, plus (y) 100 basis points. The payees shall have the one-time right, in their sole and absolute discretion, to require the Company to pay all outstanding principal amounts and accrued but unpaid interest due under such note by providing the Company with written notice of such payment requirement no sooner than November 1, 2007, but no later than November 15, 2007.
If the Company or its controlling stockholders enter into a definitive agreement relating to the sale or transfer of all or substantially all of the Company’s business or assets, the Company must give the note payees at least fifteen (15) days prior written notice of the proposed date for consummation of the transaction and, the entire principal balance of the notes, and all accrued but unpaid interest, shall be due and payable immediately prior to (and as a condition of) the closing on the transaction. In addition to the payment of outstanding principal and any accrued but unpaid interest, the Company must also pay to the payees a prepayment penalty amount equal to the present value of the remaining unpaid coupons that would otherwise by paid through maturity but for the transaction, and discounted at a rate equal to (x) the then U.S. Treasury rate for 5-year Notes as reported by Bloomberg on the date of such prepayment notice, plus (y) 100 basis points.
The following is a summary of all notes payable at:

June 30
2007
Whitebox I	$6,550,000
Whitebox II	3,000,000
Whitebox III	7,000,000
Idylwood Partners LLP	750,000
Whitebox V	1,500,000
Whitebox VI	1,500,000
Synapse settlement note	400,000
Whitebox VII	550,000

$21,250,000
Debt issue costs	(346,998)
Beneficial conversion feature	(1,263,884)

$19,639,117

Classified as current liability	$2,253,717
Classified as long term liabilty	$17,385,400

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of convertible notes conversion rights:

			Intrinsic	Intrinsic	Intrinsic
	Conversion	Conversion	value per	value per	value per
	shares	price	December	end March	end June
Whitebox I	43,666,667	$0.1500	$	$
Whitebox II	20,000,000	0.1500
Whitebox III	46,666,667	0.1500
Idylwood	15,151,515	0.0495	7,576	310,606	340,909
Whitebox V	33,333,333	0.0450	166,667	833,333	900,000
Whitebox VI	33,333,333	0.0450		833,333	900,000
Synapse	2,666,667	0.1500

	194,818,182		$174,242	$1,977,273	$2,140,909

NOTE 13. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. Comprehensive loss included a net translation loss of $2,520 for the three month and $10,770 for the six month period ended June 30, 2007. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $947,934 as of June 30, 2007.
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
The company elected to issue 5,331,250 shares at a price of $.08 to Whitebox in payment of $426,500 in interest expenses for the 2nd Quarter of 2007. For the six month period ending June 30, 2007 the company has now issued 10,662,500 shares to Whitebox in payment of $853,000 interest expenses.
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
The company elected to issue 751,624 shares at a price of $.07983 to Whitebox in payment of $60,000 in interest expenses for the 2nd Quarter of 2007. For the six month period ending June 30, 2007 the company has now issued 1,365,866 shares to Whitebox in payment of $104,000 interest expenses.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The terms of the Synapse settlement note stipulate that the Company has the right to pay all or any portion of future scheduled interest payments due under the note in shares of Registrant’s common stock, par value $0.001, at a conversion rate equal to the greater of (i) $0.08 per share; or (ii) the average of the daily closing bid prices for the Company’s Common Stock over a period of 30 consecutive trading days, with the last day of such 30 day period to be the trading day immediately prior to the day in which a Interest Payment is due.
The company elected to issue 33,333 shares at a price of $.08 to Synapse in payment of $2,667 in interest expenses for the 2nd Quarter of 2007.
NOTE 14. WARRANTS
Summary of outstanding warrants as of June 30, 2007:

			Remaining	Aggegrate
			Life in	Intrinsic
	Total	Price	years	Value
Warrants issued in 2004	6,311,951	$0.6259	1.8	$
Warrants Fusion	1,220,565	0.4464	2.8
Warrants Whitebox I	14,423,512	0.4541	2.2
Warrants Whitebox II	1,666,667	0.4500	2.7
Warrants Whitebox III	1,609,197	0.4500	3.2
Warrants Whitebox IV	10,400,000	0.0913	4.5
Cancelled in 2007	—	—	—
Exercised in 2007	—	—	—

OUTSTANDING, JUNE 2007	35,631,891	$0.3780	2.9	$—

NOTE 15. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2007, the Company had incurred cumulative losses of $74,372,842 and net loss of $2,765,931 for the three months period ended June 30, 2007. Also, all the assets of the company have been pledged against the Whitebox Notes.
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
Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2007, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and management of accounts payable.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16. LEGAL PROCEEDINGS
Millenium Litigation
On February 16, 2005, Millenium Holding Group, Inc. filed a complaint against Prior Sutura in the United States District Court, District of Nevada, Case No. CV-S 05-0356-JCM-LRL, alleging, among other things, that Prior Sutura conspired with Fusion Capital, to breach the implied covenant of good faith and fair dealing in connection with its termination of a merger agreement with Millenium. As part of its response to the claims made by Millenium, the Company filed certain counterclaims against Millenium. The Company was successful on its motion for Summary Judgment to dismiss the claims against it in this action and expects to resolve its counterclaims against Millenium before the end of fiscal 2007.
Shareholder Litigation
On June 30, 2005, certain stockholders of Prior Sutura filed two separate, but related, complaints in the Superior Court of the State of California, County of Orange-Central Justice Center. The Company and the primary plaintiffs in the two actions (Synapse Fund I, Synapse Fund II and Go Industries, Inc.) held settlement discussions to resolve the disputes raised in these two complaints, and reached an agreement in principal to settle the litigation between the parties. The settlement agreement was approved by the Superior Court on June 1, 2007. Among other terms, the settlement agreement calls for the Corporation to deliver to Synapse Fund I, LLC, for the benefit of all plaintiffs, LLC a convertible secured promissory note for $400,000, certain covenants of Messrs. Nobles and Ratering and for mutual releases between the parties. The convertible secured promissory note will bear interest at 8% per annum, will be payable quarterly in arrears, and may be paid in capital stock at a conversion rate of $0.08 per share. The principal amount of the note, together with any accrued but unpaid interest will be due and payable in eighteen (18) months or may be converted pursuant to the terms of the note at the rate of $0.15 per share. Lastly, in connection with the settlement agreement, the Company has agreed to provide the plaintiffs with rights to have the shares issuable upon conversion of principal or interest due under the note to be registered for resale pursuant to the Securities Act of 1933 if at any time any Whitebox party exercises its rights to require shares of the Company to be registered.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dr. Nobles has served as an advisor to Catalina Capital Advisors, a consulting firm, since February 2004. The Company has paid advisory fees to Catalina Capital Advisors in connection with certain of the Whitebox financings.
NOTE 18 SUBSEQUENT EVENTS
Amendment of Notes
The Company and the Whitebox affiliates have reached an agreement regarding extending the maturity dates for payment of principal amounts due under the Whitebox I, Whitebox II and Whitebox III notes. The Company and the Whitebox affiliates are in the process of reducing this understanding into a written agreement, and the Company expects to finalize that written agreement on or before August 31, 2007. The understanding between the Company and the Whitebox parties contemplates that, effective as of July, 1 2007, the Company and each of the Whitebox affiliates have entered into an amendment (the “July Amendment”)to the Whitebox I, Whitebox II, Whitebox III, Whitebox V and Whitebox VI notes. Among other things, the July Amendment amends those notes as follows:
1.	The payment of principal and any then unpaid accrued interest on the Whitebox I, Whitebox II and Whitebox III notes was extended from July 1, 2007 until July 1, 2009;

2.	The payment of interest amounts due under the Whitebox I, Whitebox II, Whitebox III, Whitebox V, and Whitebox VI notes may be paid in cash or by issuance of a note in substantially the same form as the notes for the applicable financing;

3.	The conversion rate at which the Whitebox I, Whitebox II and Whitebox III notes may, at the election of the Whitebox affiliates, be converted into shares of the Company’s Common Stock shall be changed form $0.15 to $0.08; and

4.	The Company shall increase the outstanding principal amount of each Whitebox I, Whitebox II, and Whitebox III notes by three percent (3%) as payment for the note extension.
Additional Financings
On July 2, 2007, the Company borrowed an aggregate principal amount of $1,150,000 evidenced by unsecured promissory notes (“Whitebox VIII”) delivered to certain affiliates of Whitebox Advisors, LLC.
The Whitebox VIII notes bear interest from the date hereof at the rate of twelve percent (12%) per annum. All accrued interest and principal is due and payable in a balloon payment upon the sixtieth (60th) month anniversary of the notes. The Company may prepay the notes, in whole or in part, upon five (5) days prior written notice to the payee at a cost equal to accrued interest plus the present value of the notes discounted at a rate equal to (x) the then U.S. Treasury rate for 5-year Notes as reported by Bloomberg on the date of such prepayment notice, plus (y) 100 basis points. The payees shall have the one-time right, in their sole and absolute discretion, to require Registrant to pay all outstanding principal amounts and accrued but unpaid interest due under any such July Note by providing the Company with written notice of such payment requirement no sooner than November 1, 2007, but no later than November 15, 2007.
If the Company or its controlling stockholders enter into a definitive agreement relating to the sale or transfer of all or substantially all of the Company’s business or assets, the Company must give the note payees at least fifteen (15) days prior written notice of the proposed date for consummation of the transaction and, the entire principal balance of the notes, and all accrued but unpaid interest, shall be due and payable immediately prior to

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(and as a condition of) the closing on the transaction. In addition to the payment of outstanding principal and any accrued but unpaid interest, the Company must also pay to the payees a prepayment penalty amount equal to the present value of the remaining unpaid coupons that would otherwise by paid through maturity but for the transaction, and discounted at a rate equal to (x) the then U.S. Treasury rate for 5-year Notes as reported by Bloomberg on the date of such prepayment notice, plus (y) 100 basis points.
Officer Financing
The Company has borrowed an aggregate principal amount of $400,000 evidenced by Promissory Notes (the “ Officer Notes”), dated July 16, 2007 and delivered to certain officers and directors of the Company, or their affiliates. The Notes were issued to Grootkastell, B.V., the Lynne D. Teckman Trust, and The Bjorkman Family Trust, dated November 2, 2000. The Officer Notes are unsecured and are in substantially the same form as the promissory notes issued to certain affiliates of Whitebox Advisors on July 2, 2007. Issuance of the Officer Notes was approved by a disinterested majority of the Company’s board of Directors.
The Officer Notes bear interest from the date of issuance at the rate of twelve percent (12%) per annum. All accrued interest and principal is due and payable in a balloon payment upon the sixtieth (60th) month anniversary of the Officer Notes. The Company may prepay the Officer Notes, in whole or in part, upon five (5) days prior written notice to the payee at a cost equal to accrued interest plus the present value of the Officer Notes discounted at a rate equal to (x) the then U.S. Treasury rate for 5-year Notes as reported by Bloomberg on the date of such prepayment notice, plus (y) 100 basis points. The payees shall have the one-time right, in their sole and absolute discretion, to require Registrant to pay all outstanding principal amounts and accrued but unpaid interest due under any such note by providing the Company with written notice of such payment requirement no sooner than November 1, 2007, but no later than November 15, 2007.
If the Company or its controlling stockholders enter into a definitive agreement relating to the sale or transfer of all or substantially all of Registrant’s business or assets, the Company must give the note payees at least fifteen (15) days prior written notice of the proposed date for consummation of the transaction and the entire principal balance of the notes, and all accrued but unpaid interest, shall be due and payable immediately prior to (and as a condition of) the closing on the transaction. In addition to the payment of outstanding principal and any accrued but unpaid interest, Registrant must also pay to each Note payee a prepayment penalty amount equal to the present value of the remaining unpaid coupons that would otherwise by paid thru maturity but for the transaction discounted at a rate equal to (x) the then U.S. Treasury rate for 5-year Notes as reported by Bloomberg on the date of such prepayment notice, plus (y) 100 basis points.
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
Sutura has incurred substantial losses during its years ended December 31, 2006 and 2005, has incurred losses each year since its inception, and has relied on investment capital and loans to fund its operations. Sutura has received additional funding after quarter end which it believes will be sufficient to see it through the next three months.

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

Financial Condition and Results of Operations for the three and six month periods ended June 30, 2007 compared to three and six month periods ended June 30, 2006
In August of 2006 Sutura decided to discontinue its direct sales force and focus resources on (a) a redesign of our SuperStitch device making it less sensitive to suture pick up failures, (b) the development of larger and multiple suture placement devices that address opportunities in the fast growing market of interventions with large catheter based devices in Cardiology and Radiology and (c) the development of longer versions of our stitching devices that allow the placement of sutures inside the heart and that address the fast growing market in PFO closure. Sutura believes that in all markets its unique suture based approach will have major advantages over currently used techniques. Total headcount for the Company was 32 per the end of June 2007, unchanged from the end of December 2006.
Net Sales
Net sales decreased to $57,362 and $138,978 for the three and six month periods ended June 30, 2007, compared to $153,689 and $396,800 for the three and six month periods ended June 30, 2006. Sales in the USA sales decreased to $8,177 for the quarter and $15,846 for the six month period compared to $70,801 the same quarter a year ago and $208,057 for the six month period. Export sales were $49,184 and $123,132 for the three and six month periods ended June 30, 2007 compared to $82,888 and $188,743 for the three and six month periods last year. The current sales levels are clearly the consequence of our decision to discontinue the direct sales model and look for a distribution partner to sell the newer generations of SuperStitch closure devices.
Cost of Sales
Cost of sales is comprised of all costs to manufacture our products, including materials, labor and related overhead costs including warranty and service costs. Cost of sales was $425,258 for the three months period ended June 30, 2007 compared to $428,399 for the same period last year. For the six month period cost of sales decreased 14% to $907,575 from $1,053,680 last year. The decrease is the result of much lower manufacturing activity and therefore lower direct expenses offset by lower overhead absorption. Total headcount in manufacturing decreased from 24 per the end of June 2006 to 13 per the end of June 2007.
Research and Development
Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Research and development expenses decreased by 22% to $114,157 in the quarter ended June, 30 2007 from $145,701 in the quarter ended June 30, 2006. In the six month period ended June 30, 2006, R&D expenses were $276,748 compared to $272,607 a year ago. The decrease for the quarter ended June 30, 2007 compared to the same period last year are $20,000 in lower payroll expenses and $10,000 lower component usage.
General and Administrative
General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts. General and administrative expenses decreased 4% to $991,775 in the quarter ended June 30, 2007 from

$1,029,338 in the quarter ended June 2006. In the six month period ended June 30, 2007 G&A expenses were $2,183,160 which is a 11% decrease from $2,443,028 the same period last year. The decrease in expenses is mainly the result of $322,000 lower stock based compensation expenses, $30,000 lower insurance expenses, 30,000 lower payroll expenses offset by $100,000 higher travel and entertainment expenses and a $46,000 increase in amortization of financing fees related to the Whitebox loans.
Sales and Marketing
Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our direct sales force, advertising costs and expenses related to trade shows, distributor support and seminars.
Headcount in Sales and Marketing decreased from 12 per the end of June 2006 to 4 per the end of June 2007. Sales and marketing expenses decreased 65% to $181,163 in the quarter ended June 30, 2007 from $518,453 in the quarter ended June 2006. For the six month period ended June 30, 2007 expenses decreased 64% to $334,422 from $993,917 the same period a year ago. The decrease is mainly the result of the discontinuation of most of the US based marketing and sales activities. US based payroll expenses were $68,000 in the six months period ended June 2007 compared to $538,000 in the same period of 2006. Travel expenses were $16,000 for the six months period ended June 30, 2007 compared to $120,000 the same period last year.
Interest income/expense
Interest expenses for the three month period ended June 2007 increased by 25% to $531,786 compared to $429,585 in the three months period ended June 2006. For the six month period total interest expenses increased by 18% to $1,033,062 from $873,678 the same period last year. The increase in interest is a direct consequence of higher borrowing levels at higher rates than a year ago. In addition to the interest the company amortizes the fair value of the warrants and the beneficial conversion feature of the notes over the term of the notes. In the three month period ended June 30, 2007 $580,657 was expensed compared to $448,077 in the same period last year. For the six month period total amortization expenses were $1,150,606 from $1,168,580 the same period last year.

Interest expenses.

	Three months	Three months	Year to date	Year to date
	2007	2006	2007	2006
Note payable related party in Euros	$3,057	$2,580	$5,972	$5,047
Note payable officer	18,528	17,156	37,056	34,311
Whitebox I	196,500	196,500	393,000	393,000
Fusion	—	—	—	11,971
WhiteboxII	90,000	60,000	180,000	120,000
Whitebox III	140,000	140,000	280,000	280,000
Idylwood Partners L.P.	15,000	10,500	30,000	10,500
Whitebox IV	—	2,778	—	2,778
Whitebox V	30,000	—	60,000	—
Whitebox VI	30,000		38,333
Synapse	2,667		2,667
Whitebox VII	6,034		6,034
Other	0	72	0	16,071

	$531,786	$429,585	$1,033,062	$873,678

Beneficial conversion amortization
Whitebox I	$291,377	$291,377	$582,754	$582,755
Fusion	—	0	—	144,153

Whitebox II	33,938	33,938	67,876	67,876
Repricing warrants Whitebox II	—	—	—	41,362
Whitebox III	148,015	122,762	289,267	239,915
Repricing warrants Whitebox III	—	—	—	92,520
Idylwood Partners L.P.	13,889	—	34,722	—
Whitebox V	93,438	—	175,987	—

Total conversion feature expense	$580,657	$448,077	$1,150,606	$1,168,581

Total interest and conversion expenses	$1,112,442	$877,661	$2,183,667	$2,042,259

Liquidity and Capital Resources
During the six month period ended June 30, 2007 the Company used $3,225,524 of cash in operating activities.
The Company ended the period with a cash balance of $30,338. We believe our existing available cash, cash commitments, cash equivalents and short-term investments as of June 30, 2007, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements until September 2007. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public and private financings. We are currently engaged in discussions with potential financing sources regarding funding in the form of equity investments and convertible debt financing. There can be no assurance that any of these funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and/or possibly cease operations.
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
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Millenium Litigation
On February 16, 2005, Millenium Holding Group, Inc. filed a complaint against Prior Sutura in the United States District Court, District of Nevada, Case No. CV-S 05-0356-JCM-LRL, alleging, among other things, that Prior Sutura conspired with Fusion Capital, to breach the implied covenant of good faith and fair dealing in connection with its termination of a merger agreement with Millenium.As part of its response to the claims made by Millenium, the Company filed certain counterclaims against Millenium. The Company was successful on its motion for Summary Judgment to dismiss the claims against it in this action and expects to resolve its counterclaims against Millenium before the end of fiscal 2007.
Shareholder Litigaiton
On June 30, 2005, certain stockholders of Prior Sutura filed two separate, but related, complaints in the Superior Court of the State of California, County of Orange-Central Justice Center.

The Company and the primary plaintiffs in the two actions (Synapse Fund I, Synapse Fund II and Go Industries, Inc.) held settlement discussions to resolve the disputes raised in these two complaints, and reached an agreement in principal to settle the litigation between the parties. The settlement agreement was approved by the Superior Court on June 1, 2007. Among other terms, the settlement agreement calls for the Corporation to deliver to Synapse Capital, LLC, for itself and as agent for the benefit of certain of the plaintiffs, a convertible secured promissory note in the principal amount of $400,000, certain covenants of Messrs. Nobles and Ratering and for mutual releases between the parties. The convertible secured promissory note bears interest at 8% per annum, is payable quarterly in arrears, and may be paid in capital stock at a conversion rate of $0.08 per share. The principal amount of the note, together with any accrued but unpaid interest will be due and payable in eighteen (18) months or may be converted pursuant to the terms of the note at the rate of $0.15 per share. Lastly, in connection with the settlement agreement, the Company has agreed to provide the plaintiffs with rights to have the shares issuable upon conversion of principal or interest due under the note to be registered for resale pursuant to the Securities Act of 1933 if at any time any Whitebox party exercises its rights to require shares of the Company to be registered.
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

ITEM 2. CHANGES IN SECURITIES
On May 24th,2007 the Sutura Board of Directors approved a grant of 100,000 options to certain of its consultants and directors at an exercise price of $0.07 per share.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
3.1	Certificate of Incorporation[1]

3.2	Certificate of Amendment to Certificate of Incorporation[2]

3.3	Certificate of Amendment to Certificate of Incorporation[7]

3.4	Certificate of Merger[7]

3.5	Bylaws[7]

4.1	Form of Common Stock Certificate[1]

10.1	Sutura Inc. 2001 Stock Option Plan[7]

10.2	Sutura Inc. 1999 Stock Option Plan[7]

10.3	Employment Agreement with Egbert Ratering[7]

10.4	Employment Agreement with Anthony Nobles[7]

10.5	Sutura Inc. 2006 Stock Option Plan[7]

10.6	Lease for Fountain Valley Location[7]

10.7	Sucor License Agreement[7]

10.8	Sterilis License Agreement[7]

10.9	Option and Distribution Agreement with Getz Bros. & Co., Inc., dated September 20, 2002[7]

10.10	Convertible Promissory Note in Favor of Getz Bros. & Co., Inc., dated September 20, 2002[7]

10.11	Purchase Agreement, dated as of September 17, 2004 by and between Sutura, Inc. and certain other parties thereto.[3]

10.12	Purchase Agreement, dated as of March 24, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.13	Form of Secured Convertible Promissory Note, dated September 17, 2004.[3]

10.14	Form of Secured Convertible Promissory Note dated March 24, 2005.[3]

10.15	Form of Warrant, dated September 17, 2004.[3]

10.16	Form of Warrant dated, March 24, 2005.[3]

10.17	Purchase Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.18	Second Amended Security Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.19	Second Amended Patent and Trademark Security Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.20	Second Amended Registration Rights Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.21	Form of Secured Convertible Promissory Note, dated September 7, 2005.[3]

10.22	Form of Warrant dated September 7, 2004.[3]

10.23	Amendment to Secured Convertible Promissory Notes and Warrants, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.24	Amendment to Secured Convertible Promissory Notes and Warrants, dated June 30, 2006 by and between Sutura, Inc. and certain other parties thereto.[4]

10.25	Agreement and Plan of Merger dated November 22, 2004.[5]

10.26	Distributor Agreement with Getz Bros & Co., Inc. dated September 20, 2002. [7]

10.27	Distribution Agreement with The Lifemed Group, Inc. dated January 16, 2006.[7]

10.28	Form of Secured Convertible Promissory Note, dated June 7, 2006.[8]

10.29	Third Amended Security Agreement, dated June 7, 2006, by and between Sutura, Inc., and certain other parties thereto.[8]

10.30	Third Amended Patent and Trademark Security Agreement, dated June 7, 2006, by and between Sutura, Inc., and certain other parties thereto.[8]

10.31	Form of Secured Convertible Promissory Note, dated June 28, 2006.[9]

10.32	Fourth Amended Security Agreement, dated June 28, 2006, by and between Sutura, Inc., and certain other parties thereto.[9]

10.33	Fourth Amended Patent and Trademark Security Agreement, dated June 28, 2006, by and between Sutura, Inc., and certain other parties thereto.[9]

10.34	Securities Purchase Agreement dated, August 25, 2006, by and between Sutura, Inc., and certain other parties thereto.[10]

10.35	Third Amended Registration Rights Agreement, dated August 25, 2006, by and between Sutura, Inc., and certain other parties thereto.[10]

10.36	Side Agreement, dated August 25, 2006, by and between Sutura, Inc., and certain parties thereto.[10]

10.37	Form of Warrant, dated August 25, 2006.[10]

10.38	Purchase Agreement, dated December 13, 2006.[11]

10.39	Form of Secured Convertible Promissory Note, dated December 13, 2006.[11]

10.40	Fourth Amended Security Agreement, dated December 13, 2006, by and between Sutura, Inc. and certain other parties thereto.[11]

10.41	Fourth Amended Patent and Trademark Security Agreement, dated December 13, 2006, by and between Sutura, Inc., and certain other parties thereto.[11]

10.42	Fourth Amended Registration Rights Agreement, dated December 13, 2006, by and between Sutura, Inc., and certain other parties thereto.[11]

10.43	Form of Unsecured Promissory Note, dated May 18, 2006.[12]

10.44	Form of Unsecured Promissory Note, dated June 13, 2006.[13]

10.45	Settlement Agreement and Release.

10.46	Secured Convertible Promissory Note, dated June 1, 2007.

10.47	Fifth Amended Patent and Trademark Security Agreement, dated June 1, 2007, by and between Sutura, Inc., and certain other parties thereto.

10.48	Fifth Amended Security Agreement, dated June 1, 2007, by and between Sutura, Inc. and certain other parties thereto.

10.49	Fifth Amended Registration Rights Agreement, dated June 1, 2007, by and between Sutura, Inc., and certain other parties thereto

14.1	Code of ethics for the Board of Directors.[6]

14.2	Code of ethics for Executive Officers.[6]

31.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed as part of the Form 10-KSB filed in May 1995 and amendments thereto which are hereby incorporated by reference.

[2]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2001.

[3]	Previously filed as an exhibit to Form 8-K, filed on September 13, 2005.

[4]	Previously filed as an exhibit to Form 8-K filed on June 30, 2006.

[5]	Previously filed as an exhibit to Form 8-K filed on December 1, 2004.

[6]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2003.

[7]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2005.

[8]	Previously filed as an exhibit to Form 8-K filed on June 13, 2006.

[9]	Previously filed as an exhibit to Form 8-K filed on July 3, 2006.

[10]	Previously filed as an Exhibit to Form 8-K filed on August 31, 2006.

[11]	Previously filed as an Exhibit to Form 8-K filed on December 18, 2006.

[12]	Previously filed as an Exhibit to Form 8-K filed on May 24, 2007.

[13]	Previously filed as an Exhibit to Form 8-K filed on July 6, 2007.
b) Reports on Form 8-K
Registrant filed Current Reports on Form 8-K on May 24, 2007 disclosing certian unsecured promissory notes issued to certain affiliates of Whitebox Advisors, LLC.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTURA, INC.
Registrant

Date: August 20, 2007	By:	/s/ David Teckman
David Teckman, President and Chief Executive Officer

Date: August 20, 2007	By:	/s/ Richard Bjorkman
Richard Bjorkman, Chief Financial Officer