Form 10QSB
period 2007-09-30
Sutura, Inc.
filed 2007-11-19
CIK 937814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2007

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
Yes ☐ No ☑
At November 15 , 2007 271,229,807 shares of common stock were outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

SUTURA, INC.
INDEX TO FORM 10-QSB
SEPTEMBER 30, 2007

PART I: FINANCIAL INFORMATION
Item 1. Financial Statement
SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$751,756
Accounts Receivable, Net	80,999
Inventory	411,847
Prepaid expenses	35,781

Total current assets	1,280,382

PROPERTY AND EQUIPMENT, net	289,803

DEPOSITS	165,483

$1,735,668

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,987,874
Loan payable — officers	127,609
Customer deposits	1,114,350
Notes payable — officers	926,408
Notes payable — related party	148,204
Convertible notes payable- net of beneficial conversion feature	4,381,981

Total current liabilities	10,686,426

LONG TERM LIABILITIES:
Convertible notes payable- net of beneficial conversion feature	16,263,281
Notes payables	1,700,000
Notes payables officers	400,000

Total long term liabilities	18,363,281

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 271,229,807 shares issued and outstanding	271,230
Additional paid in capital	50,714,082
Accumulated deficit	(77,308,974)
Other comprehensive loss	(990,376)

Total stockholders’ deficit	(27,314,039)

$1,735,668

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	2007	2006	2007	2006
NET SALES	$34,833	$133,360	$173,811	$530,160

COST OF GOODS SOLD(1)	676,893	544,969	1,584,468	1,598,649

GROSS LOSS	(642,060)	(411,609)	(1,410,657)	(1,068,490)

OPERATING EXPENSES:
Research and development(1)	114,553	173,283	391,301	445,889
General and administrative(1)	1,054,538	955,498	3,237,697	3,398,526
Sales and marketing(1)	130,916	353,567	465,339	1,347,483
Total operating expenses	1,300,007	1,482,347	4,094,337	5,191,898

OPERATING LOSS	(1,942,067)	(1,893,956)	(5,504,994)	(6,260,388)

OTHER INCOME (EXPENSE)
Interest Income	4,926	4,246	13,366	19,074
Interest Expense(2)	(998,992)	(907,910)	(3,182,660)	(2,950,168)
Other Income (Expense)	0	0	0	0

Total other income (expense), net	(994,066)	(903,664)	(3,169,294)	(2,931,094)

NET LOSS	(2,936,132)	(2,797,619)	(8,674,288)	(9,191,482)

OTHER COMPREHENSIVE GAIN (LOSS)
Translation adjustment	(42,442)	(19,721)	(53,212)	(30,494)

COMPREHENSIVE LOSS	$(2,978,575)	$(2,817,341)	$(8,727,500)	$(9,221,976)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING*	271,229,807	210,969,512	265,214,687	194,435,240

*	Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Includes stock-based compensation charges (credits) of:

Cost of good sold	$15,128	$15,128	$45,384	$117,016
Research and development	14,208	14,208	42,624	47,642
General and administrative	49,115	46,078	147,345	464,140
Sales and Marketing	4,181	8,781	12,543	77,632
(2) Includes amortization of beneficial conversion feature and warrants issued of:	$312,462	$753,904	$1,463,068	$1,622,535

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,674,288)	$(9,191,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174,317	225,645
Beneficial conversion feature	1,463,068	1,622,535
Stock based compensation expenses — employees	247,896	706,430
Stock based compensation expenses — non employees	121,239	78,318
Interest expenses converted into shares	1,477,387	—
(Increase) decrease in current assets:
Accounts receivables	9,593	(21,296)
Inventory	46,942	(390,490)
Prepaid expenses	126,245	226,809
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(41,074)	1,357,102
Accrued payroll	22,682	(286,951)
Customer deposits	(25,625)	(15,250)

Total Adjustments	3,622,670	3,502,850

Net cash used for operating activities	(5,051,617)	(5,688,632)

CASH FLOWS INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(41,933)	(149,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements	—	4,080,000
Proceeds from notes payable	4,600,000	750,000

Net cash provided by financing activities	4,600,000	4,830,000

Effect of rate changes on cash and cash equivalents	7,151	5,915

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(486,399)	(1,002,221)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,238,154	2,317,003

CASH & CASH EQUIVALENTS, ENDING BALANCE	$751,756	$1,314,783

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes	$—	$—

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
During the nine month periods ended September 30, 2007 and 2006, comprehensive loss included a net translation loss of $53,212 and $30,494, respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $ 990,376 as of September 30, 2007.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
On January 6, 2006, the entire Board of Directors of the Company unanimously approved the Sutura, Inc. 2006 Stock Option Plan. The number of shares of the Company’s common stock subject to the plan may not exceed 20,000,000.At September 30, 2007 a total of 9,125,000 shares were still available for grant under the plan.
On May 8, 2007 the Board of Directors approved the issuance of non-qualified options to directors and consultants of the Company to purchase 2,200,000 shares of the Company’s common stock pursuant to the plan. On May 24, 2007 the Board of Directors approved the issuance of non-qualified options to directors and consultants of the Company to purchase 100,000 shares of the Company’s common stock pursuant to the plan.
On July 2, 2007 the Board of Directors approved the issuance of non-qualified options to directors and consultants of the Company to purchase a further 100,000 shares of the Company’s common stock pursuant to the plan. All of these options have an exercise price of $0.07 ,are subject to a four year vesting period whereby 25% of the granted options vest at the end of the first year following the grant date, and the remaining option amounts vest in equal quarterly installments over the next following three years.
The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The fair value of the options issued on May 8, and May 24, 2007 using the Black Scholes method assuming a volatility of the stock of 184%, life of 10 years and a discount rate of 4.8% is $160,541.
The fair value of the options issued on July 2, 2007 using the Black Scholes method assuming a volatility of the stock of 184%, life of 10 years and a discount rate of 4.8% is $9,377. These amounts will be expensed over the 4 year vesting period of the options.
In the three and nine month periods ending September 30, 2007 an amount of $82,632 and $247,897 was expensed as employee option expenses and $44,872 and $121,238 as non employee option expense respectively.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the outstanding options activity for the nine months period ended September 30, 2007 as follows:

			Aggregate
		Weighted	Intrinsic
	Total	price	Value
OUTSTANDING, DECEMBER 31, 2006	42,617,899	$0.103

Granted in 2007	2,400,000	$0.0700
Cancelled in 2007	—
Exercised in 2007	—

OUTSTANDING, SEPTEMBER 30, 2007	45,017,899	$0.101	$920,122

NOTE 4. ACCOUNTS RECEIVABLE
The company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor’s compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. At the period ended September 30, 2007 the company has provided allowance for bad debts in amounts of $ 55,618 of which $ 51,000 is for a note receivable on a company which is involved in litigation against Sutura.
NOTE 5. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. The Company has established a reserve of $350,000 for potential obsolescence of components.
Inventories are comprised of the following as of:

September 30
2007
Raw material/WIP	$514,843
Work in process	106,488
Finished goods	140,516

761,847
Less: Reserve for obsolescence	(350,000)

$411,847

NOTE 6. PROPERTY & EQUIPMENT
Property & equipment consisted of the following as of:

September 30
2007
Computers	$365,582
Office furniture and fixtures	583,497
Machinery and equipment	2,633,049

3,582,128
Less: Accumulated depreciation	(3,292,325)

$289,803

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES.
Accounts payable and accrued expenses consist of the following as of:

September 30
2007
Accounts payable — trade creditors	$422,976
Accounts payable — legal and professional	1,061,650
Accrued expenses	165,764
Accrued compensation	2,093,384
Accrued interest payable	244,100

Total accounts payable & accrued expenses	$3,987,874

NOTE 8. LOAN PAYABLE — OFFICERS
The Company owes the officers $127,609 as of September 30, 2007. This amount is unsecured, interest free and due on demand.
NOTE 9. CUSTOMER DEPOSITS
In 2002, the Company entered into an option and distribution agreement with a distributor. Under the agreement, the Company received $1,250,000 as an advance payment which will be applied against 50% of distributor’s future purchases of products.

Opening balance per January 1st, 2007	$1,139,975

Applied against shipments	25,625

Ending balance per September 30, 2007	$1,114,350

NOTE 10. NOTES PAYABLE — RELATED PARTY
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

Interest expense for the three and nine month periods ended September 30, 2007 and 2006 for this note amounted to $2,984 and $8,956 and $ 2,633 and $ 7,680 respectively.
NOTE 11. NOTES PAYABLE — OFFICERS
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

September 30
2007
Notes payable to officer on demand bearing interest rate of 8%, unsecured	$926,408
Interest expense for the three and nine month periods ended September 30, 2007 and 2006 for these notes amounted to $18,528 and $55,584 and $ 17,156 and $51,467 respectively.
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
Using the effective interest method the total debt discount of the Whitebox I notes will be amortized over the term of the notes and charged to interest expense. In the three and nine month periods ending September 30, 2007 and 2006 $0 and $582,754 and $291,377 and $874,132 respectively was expensed.
On June 30, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the notes issued in connection with Whitebox I by extending the maturity dates until July 1, 2007.
On August 25, 2006, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox I by lowering the conversion rate to $0.15 per share. If all of the Whitebox I notes are converted the company would have issued to the Whitebox affiliates 43,666,667 shares in the aggregate at a conversion rate of $0.15.
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox I by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $196,500 will be charged to interest expenses over the 2 year term of the note. In the three months period ended September 30, 2007 $24,563 was amortized and charged to interest. The fair value of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $163,361 and will be charged to interest expenses over the

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
term of the loan. In the three months period ended September 30, 2007 $20,420 was amortized and charged to interest. If all of the Whitebox I notes are converted the company will currently issue to the Whitebox affiliates 84,331,250 shares in the aggregate at a conversion rate of $0.08.
Interest expense for Whitebox I for the three and nine month periods ended September 30, 2007 and 2006 amounted to $202,395 and $595,396 and $196,500 and $589,500 respectively. As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter will be converted in a new note at the same terms of the original note. The company therefore has issued a new note of $202,395 per September 30, 2007 with 12% interest and convertible at $0.08 per share.
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
The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 325,479 which was recorded as debt discount, a reduction of the carrying amount of the debt. There was no beneficial conversion feature on the notes. Using the effective interest method the fair value of the warrants will be amortized over the term of the note and charged to interest expense. In the three and nine month periods ending September 30, 2007 and 2006 $0 and $67,876 and $33,938 and $101,814 respectively was expensed. The Company further incurred financial consulting fees of $ 240,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the three and nine month periods ending September 30, 2007 and 2006 $0 and $40,000 and $20,000 and $60,000 respectively was expensed as a general expense.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox II by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $90,000 will be charged to interest expenses over the 2 year term of the note. In the three months period ended September 30, 2007 $11,250 was amortized and charged to interest. The fair value of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $74,822 and will be charged to interest expenses over the term of the loan. In the three months period ended September 30, 2007 $9,353 was amortized and charged to interest. If all of the Whitebox II notes are converted the company will currently issue to the Whitebox affiliates 38,625,000 shares in the aggregate at a conversion rate of $0.08.
Interest expense for Whitebox II for the three and nine month periods ended September 30, 2007 and 2006 amounted to $92,700 and $272,700 and $64,000 and $184,000 respectively. As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter will be converted in a new note at the same terms of the original note. The company therefore has issued a new note of $92,700 per September 30, 2007 with 12% interest and convertible at $0.08 per share.
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
The notes were convertible into common stock determined by a company valuation of $250,000,000 divided by the total number of fully diluted shares outstanding on the conversion date. On September 30, 2006, based on the then outstanding shares of the Company, the Whitebox III notes were convertible into an aggregate of 7,595,606 shares resulting in a conversion rate of $0.8848. The total numbers of warrants issued with a term of 5 years are 1,609,197 at an exercise price of $.87. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 85%, term of five years and a discount of 3.89% was determined to be $ 891,404 and was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature of the notes was determined to be $839,234 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the three and nine month periods ending September 30, 2007 and 2006 $155,102 and $444,369 and $128,640 and $368,555 respectively was expensed. The Company further incurred financial consulting fees of $ 560,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the three and nine month periods ending September 30, 2007 and 2006 $46,667 and $140,001 and $46,667 and $140,001 respectively was expensed as a general expense.
On June 30, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the notes and warrants issued in connection with Whitebox III by extending the commencement date of payments of principal due under the Whitebox III notes from April 30, 2007 until July 1, 2007 and by

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox III by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $210,000 will be charged to interest expenses over the 2 year term of the note. In the three months period ended September 30, 2007 $26,250 was amortized and charged to interest. The fair value of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $174,584 and will be charged to interest expenses over the term of the loan. In the three months period ended September 30, 2007 $21,823 was amortized and charged to interest. If all of the Whitebox III notes are converted the company will currently issue to the Whitebox affiliates 90,125,000 shares in the aggregate at a conversion rate of $0.08.
Interest expense for Whitebox III for the three and nine month periods ended September 30, 2007 and 2006 amounted to $162,625 and $442,625 and $140,000 and $442,000 respectively. As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter will be converted in a new note at the same terms of the original note. The company therefore has issued a new note of $162,625 per September 30, 2007 at 12% interest and convertible at $0.08 per share.
IDYLWOOD
On April 27, 2006, the Company completed the private placement of $750,000 aggregate principal amount of Convertible Promissory Notes with Idylwood Partners L.P. (the “Idylwood Note”) The Idylwood Note bears interest at the rate of eight percent (8%) per annum. All outstanding principal amounts and accrued interest under such notes is due in a balloon payment on September 31, 2007. In the event the Company consummates, prior to December 31, 2006, an equity or convertible debt financing in an aggregate amount of not less than $5,000,000, excluding amounts under the Idylwood Note (a “Qualified Financing”), then the outstanding principal amount and all accrued interest under the Idylwood Note shall at the election of holder be converted into equity or convertible debt on the same terms as the other investors in the Qualified Financing; provided, however, that the price per share for conversion of this note into equity or the conversion rate of the convertible debt that this note is exchanged for shall be 90% of the average per share price paid or of the conversion rate (as applicable) of such other investors. The average share price of the $5,000,000 threshold was $0.055 and the Idylwood note therefore has conversion rights of 15,151,515 shares at a conversion price of $0.0495. The fair value of the beneficial conversion feature of the notes was determined to be $83,333 and recorded as a debt discount, a reduction of the carrying amount of the debt. This debt discount will be amortized over the term of the note and charged to interest expense. In the three and nine month periods ending September 30, 2007 $0 and $34,722 was expensed. Interest expense for the three and nine month periods ended September 30, 2007 and 2006 was $15,000 and $45,000 and $15,000 and $25,500 respectively.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
WHITEBOX V
On December 13, 2006, the Company arranged a debt financing of $1,500,000 from Whitebox affiliated parties in exchange for the issuance of 18-month secured convertible promissory notes. (“Whitebox V”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis.
The notes are convertible, at the option of Whitebox, into common stock, par value $0.001, at a conversion rate of $0.045 per share. If all of the Whitebox V notes are converted the company would currently issue to the Whitebox affiliates 33,333,333 shares.
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
The company and Whitebox further agreed that Whitebox has the right to invest a further $1,500,000 on or before June 30, 2007 (collectively, the “New Loan”) at the same terms as the current loan. The relative fair value of this option, using the Black Scholes method assuming a volatility of the stock of 226%, term of 3.5 months and a discount of 4.1% was $414,548. The Company allocated the investment proceeds to the debt and options based on their relative fair values. The fair value of the beneficial conversion feature of the notes was determined to be $247,882 using the Black Scholes method assuming a volatility of the stock of 226%, term of 18 months and a discount of 4.1%. The beneficial conversion feature and the value of the option are recorded as a debt discount, a reduction of the carrying amount of the debt. Using the effective interest method this debt discount will be amortized over the 18 months term of the note and charged to interest expense. In the three and nine month periods ending September 30, 2007 $105,764 and $281,751 respectively was expensed. The Company further incurred financial consulting fees of $ 90,000 which it also recorded as a debt discount, a reduction of the carrying amount of the debt and which will also be amortized over the term of the loan. In the three and nine month periods ending September 30, 2007 $15,000 and $45,000 respectively was expensed as a general expense. Interest expense for the three and nine months period ended September 30, 2007 was $ 30,000 and $90,000 respectively.
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox V. As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter will be converted in a new note at the same terms of the original note. The company therefore has issued a new note of $30,000 per September 30, 2007 at 8% interest and convertible at $0.045 per share.
WHITEBOX VI
On March 5, 2007, Whitebox exercised the above mentioned option and the Company arranged a debt financing of $1,500,000 from Whitebox affiliated parties in exchange for the issuance of 18 month secured convertible promissory notes. (“Whitebox VI”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis. The notes are convertible, at the

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
option of Whitebox, into common stock, par value $0.001, at a conversion rate of $0.045 per share. If all of the Whitebox VI notes are converted the company would currently issue to the Whitebox affiliates 33,333,333 shares.
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
The Company incurred financial consulting fees of $ 90,000 which it recorded as a debt discount, a reduction of the carrying amount of the debt and which will also be amortized over the term of the loan. In the three and nine month periods ending September 30, 2007 $15,000 and $32,500 respectively was expensed as a general expense.
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox VI. As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter will be converted into a new note at the same terms as the original note. In the three and nine month periods ending September 30, 2007 $15,000 and $45,000 respectively was expensed as a general expense. Interest expense for the three and nine months period ended September 30, 2007 was $ 30,000 and $68,333 respectively. The company therefore has issued a new note of $30,000 per September 30, 2007 at 8% interest and convertible at $0.045 per share.
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
Interest expense for the three and nine month periods ended September 30, 2007 was $8,000 and $10,667 respectively.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
WHITEBOX VIII
On September 21, 2007, the Company arranged a debt financing of $1,000,000 from Whitebox affiliated parties in exchange for the issuance of 12-month unsecured convertible promissory notes. (“Whitebox VIII”). The notes bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis.
The notes are convertible, at the option of Whitebox, into common stock, par value $0.001, at a conversion rate of $0.07 per share. If all of the Whitebox VIII notes are converted the company would currently issue to the Whitebox affiliates 14,258,714 shares.
Interest only is payable in cash or in the form of a newly issued convertible promissory note, at the same terms and conditions as the original note, quarterly in arrears on the last day of each calendar quarter, beginning December 31, 2007.
Interest expense for the three and nine month periods ended September 30, 2007 was $2,000 and $2,000 respectively.
The following is a summary of all notes payable at:
Convertible notes payables

September 30
2007
Whitebox I	$6,746,500
Whitebox II	3,090,000
Whitebox III	7,210,000
Interest 3rd QTR	457,720
Idylwood Partners LLP	750,000
Whitebox V	1,500,000
Whitebox VI	1,500,000
Interest 3rd QTR	60,000
Synapse settlement note	400,000
Whitebox VIII	1,000,000

$22,714,220
Debt issue costs	(270,331)
Loan commitment expenses	(434,437)
Beneficial conversion feature	(1,364,190)

$20,645,262

Classified as current liability	$4,381,981
Classified as long term liabilty	$16,263,281

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of convertible notes conversion rights:

			Intrinsic	Intrinsic	Intrinsic	Intrinsic
	Conversion	Conversion	value per	value per	value per	value per
	shares	price	December	end March	end June	end Sept

Whitebox I	84,331,250	$0.0800	$—	$—	$—	$—
Whitebox II	38,625,000	0.0800	—	—	—	—
Whitebox III	90,125,000	0.0800	—	—	—	—
Interest 3rd QTR	5,721,500	0.0800	—	—	—	—
Idylwood Partners LLP	15,151,515	0.0495	7,576	310,606	340,909	310,606
Whitebox V	33,333,333	0.0450	166,667	833,333	900,000	833,333
Whitebox VI	33,333,333	0.0450	—	833,333	900,000	833,333
Interest 3rd QTR	1,333,333	0.0450	—	—	—	33,333
Synapse settlement note	2,666,667	0.1500	—	—	—	—
Whitebox VIII	14,285,714	0.0700	—	—	—	—

	318,906,646		$174,242	$1,977,273	$2,140,909	$2,010,606

NOTE 13. NOTES PAYABLES
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
The Whitebox VII notes bear interest from the date issued at the rate of twelve percent (12%) per annum. All accrued interest and principal is due and payable in a balloon payment upon the sixtieth (60th) anniversary of the applicable Whitebox VII notes. The Company may prepay the Whitebox VII notes, in whole or in part, upon five (5) days prior written notice to the payee at a cost equal to accrued interest plus the present value of the notes discounted at a rate equal to (x) the then U.S. Treasury rate for 5-year notes as reported by Bloomberg on the date of such prepayment notice, plus (y) 100 basis points. The payees shall have the one-time right, in their sole and absolute discretion, to require the Company to pay all outstanding principal amounts and accrued but unpaid interest due under such note by providing the Company with written notice of such payment requirement no sooner than November 1, 2007, but no later than November 15, 2007.
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
Interest expense for the three and nine month periods ended September 30, 2007 was $50,233 and $56,267 respectively.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. NOTES PAYABLES OFFICERS
The Company has borrowed an aggregate principal amount of $400,000 evidenced by Promissory Notes (the “Officer Notes”), dated July 16, 2007 and delivered to certain officers and directors of the Company, or their affiliates. The Notes were issued to Grootkasteel, B.V., the Lynne D. Teckman Trust, and The Bjorkman Family Trust, dated November 2, 2000. The Officer Notes are unsecured and are in substantially the same form as the promissory notes issued under Whitebox VII. Issuance of the Officer Notes was approved by a disinterested majority of the Company’s board of Directors.
The Officer Notes bear interest from the date of issuance at the rate of twelve percent (12%) per annum. All accrued interest and principal is due and payable in a balloon payment upon the sixtieth (60th) month anniversary of the Officer Notes. The Company may prepay the Officer Notes, in whole or in part, upon five (5) days prior written notice to the payee at a cost equal to accrued interest plus the present value of the Officer Notes discounted at a rate equal to (x) the then U.S. Treasury rate for 5-year Notes as reported by Bloomberg on the date of such prepayment notice, plus (y) 100 basis points. Interest expense for the three and nine month periods ended September 30, 2007 was $10,000 and $10,000 respectively.
NOTE 15. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. Comprehensive loss included a net translation loss of $42,442 for the three month and $53,212 for the nine month period ended September 30, 2007. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $990,376 as of September 30, 2007.
NOTE 16. SHAREHOLDERS EQUITY
As part of the Side agreement of August 25, 2006 signed between the Company and Whitebox , the Company had the right to pay all or any portion of future scheduled interest payments due under Whitebox I,II and III in shares of Registrant’s common stock, par value $0.001, at a conversion rate equal to the greater of (i) $0.08 per share; or (ii) the average of the daily closing bid prices for the Company’s Common Stock over a period of 30 consecutive trading days, with the last day of such 30 day period to be the trading day immediately prior to the day in which a Interest Payment is due. A “trading day” is (x) a day on which the Common Stock is traded on the New York Stock Exchange, the American Stock Exchange, the NASDAQ National Market, the NASDAQ SmallCap Market or OTC Bulletin Board (all “Trading Markets”), or (y) if the Common Stock is not quoted on any Trading Market, a day on which the Common Stock is quoted in the over-the-counter market as reported by the Pink Sheets, LLC (or any similar organization or agency succeeding to its function of reporting prices).
The company elected to issue 5,331,250 shares at a price of $.08 to Whitebox in payment of $426,500 in interest expenses for the 2nd Quarter of 2007. For the nine month period ending September 30, 2007 the company has now issued 10,662,500 shares to Whitebox in payment of $853,000 interest expenses.
The Agreement of December 13, 2006 for the financing of Whitebox V and Whitebox VI gave Sutura the right to pay all or any portion of future scheduled interest payments due under Whitebox V and VI in shares of Sutura’s common stock, par value $0.001, at a conversion rate equal to the greater of (i) $0.045 per share; or (ii) the average of the daily closing bid prices for the Company’s Common Stock over a period of 30 consecutive trading days, with the last day of such 30 day period to be the trading day immediately prior to the day in which a 2007 Interest Payment is due.
The company elected to issue 751,624 shares at a price of $.07983 to Whitebox in payment of $ 60,000 in interest expenses for the 2nd Quarter of 2007. For the nine month period ending September 30, 2007 the company has now issued 1,365,866 shares to Whitebox in payment of $104,000 interest expenses.

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
The company elected to issue 33,333 shares at a price of $.08 to Synapse in payment of $2,667 in interest expenses for the 2nd Quarter of 2007.
NOTE 16. WARRANTS
Summary of outstanding warrants as of September 30, 2007:

			Remaining	Aggregate
			Life in	Intrinsic
	Total	Price	years	Value
Warrants issued in 2004	6,311,951	$0.6259	1.8	$
Warrants Fusion	1,220,565	0.4464	2.8
Warrants Whitebox I	14,423,512	0.4541	2.2
Warrants Whitebox II	1,666,667	0.4500	2.7
Warrants Whitebox III	1,609,197	0.4500	3.2
Warrants Whitebox IV	10,400,000	0.0913	4.5
Cancelled in 2007	—	—	—
Exercised in 2007	—	—	—

Outstanding September 2007	35,631,891	$0.3780	2.9	$—

NOTE 17. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2007, the Company had incurred cumulative losses of $77,308,974 and net loss of $2,936,132 for the three month period ended September 30, 2007 and net loss of $8,674,288 for the nine month period ended September 30, 2007. Also, all the assets of the company have been pledged against the Whitebox Notes.
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
Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2007, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and management of accounts payable.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18. LEGAL PROCEEDINGS
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
On July 5, 2007, Loni Pham, a shareholder of the Company, filed a complaint in the Superior Court of the State of California, County of Orange-Central Justice Center against the Company and Dr. Nobles alleging breach of contract, fraud and negligent misrepresentation. The Company believes that the claims by Ms. Pham are without merit and intends to vigorously defend itself in this action.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Financial Condition and Results of Operations for the three and nine month periods ended September 30, 2007 compared to three and nine month periods ended September 30, 2006
In August of 2006 Sutura decided to discontinue its direct sales force and focus resources on (a) a redesign of our SuperStitch device making it less sensitive to suture pick up failures, (b) the development of larger and multiple suture placement devices that address opportunities in the fast growing market of interventions with large catheter based devices in Cardiology and Radiology and (c) the development of longer versions of our stitching devices that allow the placement of sutures inside the heart and that address the fast growing market in PFO closure. Sutura believes that in all markets its unique suture based approach will have major advantages over currently used techniques. Total headcount for the Company was 32 per the end of September 2007, unchanged from the end of December 2006.
Net Sales
Net sales decreased to $34,833 and $173,811 for the three and nine month periods ended September 30, 2007, compared to $133,630 and $530,160 for the three and nine month periods ended September 30, 2006. Sales in the USA sales decreased to $4,107 for the quarter and $19,953 for the nine month period compared to $58,746 the same quarter a year ago and $266,803 for the nine month period. Export sales were $30,726 and $153,858 for the three and nine month periods ended September 30, 2007 compared to $74,614 and $263,357 for the three and nine month periods last year. The current sales levels are clearly the consequence of our decision to discontinue the direct sales model and look for a distribution partner to sell the newer generations of SuperStitch closure devices.
Cost of Sales
Cost of sales is comprised of all costs to manufacture our products, including materials, labor and related overhead costs including warranty and service costs. Cost of sales was $676,893 for the three months period ended September 30, 2007 compared to $544,969 for the same period last year. For the nine month period cost of sales decreased slightly to $1,584,468 from $1,598,649 last year. The increase compared to the same quarter last year is the result of high startup manufacturing activity for both the 12Fr SuperStitch and the long EL version and lower overhead absorption of the standard products.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Research and Development
Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Research and development expenses decreased by 34% to $114,553 in the quarter ended September, 30 2007 from $173,283 in the quarter ended September 30, 2006. In the nine month period ended September 30, 2006, R&D expenses were $391,301 compared to $445,889 a year ago. The decrease for the quarter ended September 30, 2007 compared to the same period last year are mainly $40,000 in lower payroll expenses.
General and Administrative
General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts. General and administrative expenses increased 10% to $1,054,538 in the quarter ended September 30, 2007 from $ 955,498 in the quarter ended September 2006. In the nine month period ended September 30, 2007 G&A expenses were $3,237,697 which is a 5% decrease from $3,398,526 the same period last year. The decrease in expenses is mainly the result of $290,000 lower stock based compensation expenses, $57,000 lower legal fees and $55,000 lower insurance expenses offset by $205,000 higher travel and entertainment expenses in relation to our clinical trials for the 12Fr and EL products and a $57,000 increase in amortization of financing fees related to the Whitebox loans.
Sales and Marketing
Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our direct sales force, advertising costs and expenses related to trade shows, distributor support and seminars. Headcount in Sales and Marketing decreased from 12 per the end of June 2006 to 4 per the end of September 2007. Sales and marketing expenses decreased 63% to $130,916 in the quarter ended September 30, 2007 from $353,567 in the quarter ended September 2006. For the nine month period ended September 30, 2007 expenses decreased 65% to $465,339 from $1,347,483 the same period a year ago. The decrease is mainly the result of the discontinuation of most of the US based marketing and sales activities. US based payroll expenses were $101,000 in the nine months period ended October 2007 compared to $757,000 in the same period of 2006. Travel expenses were $20,000 for the nine months period ended September 30, 2007 compared to $162,000 the same period last year.
Interest income/expense
Interest expenses for the three month period ended September 2007 increased by 51% to $686,530 compared to $453,955 in the three months period ended September 2006. For the nine month period total interest expenses increased by 30% to $1,719,592 from $1,327,633 the same period last year. The increase in interest is a direct consequence of higher borrowing levels at higher rates than a year ago. In addition to the interest the company amortizes the fair value of the warrants and the beneficial conversion feature of the notes

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
over the term of the notes. In the three month period ended September 30, 2007 $312,462 was expensed compared to $453,955 in the same period last year. For the nine month period total amortization expenses were $1,463,068 from $1,622,535 the same period last year.

	Three months	Three months	Year to date	Year to date
	2007	2006	2007	2006

Interest expenses
Note payable related party in Euros	$2,984	$2,633	$8,956	$7,680
Note payable officer	18,528	17,156	55,584	51,467
Whitebox I	226,958	196,500	619,958	589,500
Fusion	—	—	—	11,971
WhiteboxII	103,950	64,000	283,950	184,000
Whitebox III	188,875	140,000	468,875	420,000
Idylwood Partners L.P.	15,000	15,000	45,000	25,500
Whitebox IV	—	18,666	—	21,444
Whitebox V	30,000	—	90,000	—
Whitebox VI	30,000	—	68,333	—
Synapse	8,000	—	10,667	—
Whitebox VII	50,233	—	56,267	—
Officers	10,000	—	10,000	—
Whitebox VIII	2,000	—	2,000	—
Other	—	—	—	16,071

	$686,530	$453,955	$1,719,592	$1,327,633

Beneficial conversion amortization
Whitebox I	$—	$291,377	$582,754	$874,132
Fusion	—	—	—	144,153
Whitebox II	—	33,938	67,876	101,814
Repricing warrants Whitebox II	—	—	—	41,362
Whitebox III	155,102	128,640	444,369	368,555
Loan Commitment warrants	51,596	—	51,596	—
Repricing warrants Whitebox III	—	—	—	92,520
Idylwood Partners L.P.	—	—	34,722	—
Whitebox V	105,764	—	281,751	—

Total conversion feature expense	$312,462	$453,955	$1,463,068	$1,622,536

Total interest and conversion expenses	$998,991	$907,910	$3,182,659	$2,950,169

Liquidity and Capital Resources
During the nine month period ended September 30, 2007 the Company used $5,051,617 of cash in operating activities.
The Company ended the period with a cash balance of $751,756. We believe our existing available cash, cash commitments, cash equivalents and short-term investments as of September 30, 2007, in combination with continuing contractual commitments will be sufficient to meet our anticipated capital requirements until November 2007. Substantial additional capital resources will be required to fund continuing expenditures related to our research, development, manufacturing and business development activities. We are pursuing a number of alternatives available to meet the continuing capital requirements of our operations, such as collaborative agreements and public and private financings. We are currently engaged in discussions with potential financing sources regarding funding in the form of equity investments and convertible debt financing. There can be no assurance that any of these funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and/or possibly cease operations.

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s chief executive officer and the Company’s chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that review and evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, as designed and implemented, are effective to ensure that such officers are provided with information related to the Company required to be disclosed in the reports filed or submitted by the Company under the Exchange Act and that such information is recorded, processed, summarized and reported within the time periods specified.
Changes in Internal Control over Financial Reporting
     During the quarter to which this report relates, there were no changes in internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
On July 5, 2007, Loni Pham, a shareholder of the Company, filed a complaint in the Superior Court of the State of California, County of Orange-Central Justice Center against the Company and Dr. Nobles alleging breach of contract, fraud and negligent misrepresentation. The Company believes that the claims by Ms. Pham are without merit and intends to vigorously defend itself in this action.
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

ITEM 2. CHANGES IN SECURITIES
On July 2nd, 2007 the Sutura Board of Directors approved a grant of 100,000 options to certain of its consultants and directors at an exercise price of $0.07 per share.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits

3.1	Certificate of Incorporation[1]

3.2	Certificate of Amendment to Certificate of Incorporation[2]

3.3	Certificate of Amendment to Certificate of Incorporation[7]

3.4	Certificate of Merger[7]

3.5	Bylaws[7]

4.1	Form of Common Stock Certificate[1]

10.1	Sutura Inc. 2001 Stock Option Plan[7]

10.2	Sutura Inc. 1999 Stock Option Plan[7]

10.3	Employment Agreement with Egbert Ratering[7]

10.4	Employment Agreement with Anthony Nobles[7]

10.5	Sutura Inc. 2006 Stock Option Plan[7]

10.6	Lease for Fountain Valley Location[7]

10.7	Sucor License Agreement[7]

10.8	Sterilis License Agreement[7]

10.9	Option and Distribution Agreement with Getz Bros. & Co., Inc., dated September 20, 2002[7]

10.10	Convertible Promissory Note in Favor of Getz Bros. & Co., Inc., dated September 20, 2002[7]

10.11	Purchase Agreement, dated as of September 17, 2004 by and between Sutura, Inc. and certain other parties thereto.[3]

10.12	Purchase Agreement, dated as of March 24, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.13	Form of Secured Convertible Promissory Note, dated September 17, 2004.[3]

10.14	Form of Secured Convertible Promissory Note dated March 24, 2005.[3]

10.15	Form of Warrant, dated September 17, 2004.[3]

10.16	Form of Warrant dated, March 24, 2005.[3]

10.17	Purchase Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.18	Second Amended Security Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.19	Second Amended Patent and Trademark Security Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.20	Second Amended Registration Rights Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.21	Form of Secured Convertible Promissory Note, dated September 7, 2005.[3]

10.22	Form of Warrant dated September 7, 2004.[3]

10.23	Amendment to Secured Convertible Promissory Notes and Warrants, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.24	Amendment to Secured Convertible Promissory Notes and Warrants, dated June 30, 2006 by and between Sutura, Inc. and certain other parties thereto.[4]

10.25	Agreement and Plan of Merger dated November 22, 2004.[5]

10.26	Distributor Agreement with Getz Bros & Co., Inc. dated September 20, 2002. [7]

10.27	Distribution Agreement with The Lifemed Group, Inc. dated January 16, 2006.[7]

10.28	Form of Secured Convertible Promissory Note, dated June 7, 2006.[8]

10.29	Third Amended Security Agreement, dated June 7, 2006, by and between Sutura, Inc., and certain other parties thereto.[8]

10.30	Third Amended Patent and Trademark Security Agreement, dated June 7, 2006, by and between Sutura, Inc., and certain other parties thereto.[8]

10.31	Form of Secured Convertible Promissory Note, dated June 28, 2006.[9]

10.32	Fourth Amended Security Agreement, dated June 28, 2006, by and between Sutura, Inc., and certain other parties thereto.[9]

10.33	Fourth Amended Patent and Trademark Security Agreement, dated June 28, 2006, by and between Sutura, Inc., and certain other parties thereto.[9]

10.34	Securities Purchase Agreement dated, August 25, 2006, by and between Sutura, Inc., and certain other parties thereto.[10]

10.35	Third Amended Registration Rights Agreement, dated August 25, 2006, by and between Sutura, Inc., and certain other parties thereto.[10]

10.36	Side Agreement, dated August 25, 2006, by and between Sutura, Inc., and certain parties thereto.[10]

10.37	Form of Warrant, dated August 25, 2006.[10]

10.38	Purchase Agreement, dated December 13, 2006.[11]

10.39	Form of Secured Convertible Promissory Note, dated December 13, 2006.[11]

10.40	Fourth Amended Security Agreement, dated December 13, 2006, by and between Sutura, Inc. and certain other parties thereto.[11]

10.41	Fourth Amended Patent and Trademark Security Agreement, dated December 13, 2006, by and between Sutura, Inc., and certain other parties thereto.[11]

10.42	Fourth Amended Registration Rights Agreement, dated December 13, 2006, by and between Sutura, Inc., and certain other parties thereto.[11]

10.43	Form of Unsecured Promissory Note, dated May 18, 2006.12

10.44	Form of Unsecured Promissory Note, dated June 13, 2006.13

10.45	Settlement Agreement and Release.[14]

10.46	Secured Convertible Promissory Note, dated June 1, 2007.[14]

10.47	Fifth Amended Patent and Trademark Security Agreement, dated June 1, 2007, by and between Sutura, Inc., and certain other parties thereto.[14]

10.48	Fifth Amended Security Agreement, dated June 1, 2007, by and between Sutura, Inc. and certain other parties thereto.[14]

10.49	Fourth Amended Registration Rights Agreement, dated June 1, 2007, by and between Sutura, Inc., and certain other parties thereto.[14]

10.50	Promissory Note, dated July 2, 2007.[15]

10.51	Promissory Note, dated July 16, 2007.[16]

10.52	Convertible Promissory Note, dated September 21, 2007.[17]

10.53	Amendment to Secured Convertible Promissory Notes, dated July 1, 2007 by and between Sutura, Inc. and certain other parties thereto.[18]

14.1	Code of ethics for the Board of Directors.[6]

14.2	Code of ethics for Executive Officers.[6]

31.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed as part of the Form 10-KSB filed in May 1995 and amendments thereto which are hereby incorporated by reference.

[2]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2001.

[3]	Previously filed as an Exhibit to Form 8-K, filed on September 13, 2005.

[4]	Previously filed as an Exhibit to Form 8-K filed on June 30, 2006.

[5]	Previously filed as an Exhibit to Form 8-K filed on December 1, 2004.

[6]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2003.

[7]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2005.

[8]	Previously filed as an Exhibit to Form 8-K filed on June 13, 2006.

[9]	Previously filed as an Exhibit to Form 8-K filed on July 3, 2006.

[10]	Previously filed as an Exhibit to Form 8-K filed on August 31, 2006.

[11]	Previously filed as an Exhibit to Form 8-K filed on December 18, 2006.

[12]	Previously filed as an Exhibit to Form 8-K filed on May 24, 2007.

[13]	Previously filed as an Exhibit to Form 8-K filed on July 6, 2007.

[14]	Previously filed as an Exhibit to Form 10-QSB filed on August 20, 2007.

[15]	Previously filed as an Exhibit to Form 8-K filed on July 6, 2007.

[16]	Previously filed as an Exhibit to Form 8-K filed on July 19, 2007.

[17]	Previously filed as an Exhibit to Form 8-K filed on September 25, 2007.

[18]	Previously filed as an Exhibit to Form 8-K filed on September 18, 2007.
b) Reports on Form 8-K
     Registrant filed Current Reports on Form 8-K on May 24, 2007 disclosing certain unsecured promissory notes issued to certain affiliates of Whitebox Advisors, LLC.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTURA, INC.
Registrant

Date: November 19, 2007	By: /s/ David Teckman
David Teckman, President and Chief Executive Officer

Date: November 19, 2006	By: /s/ Richard Bjorkman
Richard Bjorkman, Chief Financial Officer