Form 10KSB
period 2007-12-31
Sutura, Inc.
filed 2008-04-15
CIK 937814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2007
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
Securities registered under section 12 (g) of the Exchange Act: Common stock, Par value $.001
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☑
The issuer’s net sales for the most recent fiscal year were $252,041.
The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 15, 2008 was approximately $5,600,000.
As of April 15, 2008, the Registrant had 337,816,037 shares of its Common Stock, $0.001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

Sutura, Inc.
Annual Report on Form 10-KSB

Part I
Item 1. Description of Business
Cautionary Note Regarding Forward-Looking Statements
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
History
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

Recent Developments
Recent Conversions of Debt-to-Equity by Whitebox Affiliates
Effective April 2, 2008, the following affiliates of Whitebox Advisors, LLC converted $5,213,262.50 of convertible debt and accrued interest held by those entities into an aggregate of 65,165,775 shares of the Company’s Common Stock, par value $0.001 per share, as indicated below:

Whitebox Convertible Arbitrage Partners, L.P. -	25,859,437
Whitebox Hedged High yield Partners, L.P. -	20,687,550
Whitebox Intermarket Partners, L.P. -	8,275,012
Pandora Select Partners, L.P. -	10,343,775
Effective immediately after the conversion, there are 337,816,037 shares of Registrant’s Common Stock outstanding, and Whitebox Advisors, LLC is the beneficial owner of 149,712,197 shares Registrant’s Common Stock and has rights to acquire within the next sixty days up to an additional 264,026,064 shares of Registrant’s Common Stock upon exercise of warrants and rights to convert debt.
Past Officer Litigation
On March 18, 2007, David R. Teckman filed a lawsuit against The Company and Dr Anthony A. Nobles in the District Court, Fourth Judicial District, County of Hennepin, Minnesota, alleging breach of contract, breach of covenant of good faith and fair dealing, unjust enrichment and similar allegations pertaining seeking damages and compensation relating to the recent termination of his employment relationship with the Company. On April 14, 2007, Mr. Teckman dismissed the lawsuit without prejudice.
Officer and Director Resignations
On February 21, 2008, Mr. David Teckman tendered his resignation as President and Chief Executive Officer of the Company and resigned as a member of the Company’s Board of Directors. In addition, at a Special Meeting of the Board of Directors held on that same date, Mr. Richard Bjorkman was appointed as interim Chief Executive Officer and Anthony Nobles, PhD. was appointed as Chief Operations Officer and President.
On March 19, 2008, Mr. Richard Moran, Ph.D. resigned as a member of the Company’s Board of Directors.
On April 4, 2008, at a Special Meeting of the Board of Directors, the following occurred: (i) Charles Terrell, Sr. and John Crew, M.D. resigned as members of the Board of Directors, (ii) Brian Abraham, John Kopchik, Mark Strefling and Richard Vigilante were appointed to the Board to fill the existing four vacancies created by resignations, (iii) Richard Bjorkman resigned as interim Chief Executive Officer and Brian Abraham was appointed Chief Executive Officer of the Company, (iv) Mr. Nobles resigned from his position as Chairman and Mark Strefling was appointed Chairman of the Board. Mr. Bjorkman continues to serve as the Company’s Chief Financial Officer and Vice President, Finance and Mr. Nobles continues to serve as the Company’s President, Chief Operating Officer and Chief Scientific Officer.
John C. Kopchik, 49. Mr. Kopchik is employed at Whitebox Advisors, LLC, a Minneapolis-based SEC-registered investment adviser, and is focused on special situation investments. Prior to joining Whitebox, he was a partner at Common Sense Investments, a hedge fund of funds based in Portland, Oregon, from 2005-2008. From 2001-2005, he was President and Founder of Providence Capital, an Excelsior, Minnesota based hedge fund focused on special situations and capital structure arbitrage investments. Before Providence Capital, he was a Managing Director at Churchill Companies, in Minneapolis, Minnesota, where he was involved in private equity investments, including a medical device company. While at Churchill, he served as CEO of TSI, Inc., a public instrumentation company which Churchill took private. TSI had several products which it sold to the medical device market. Mr. Kopchik started his career at Bain and Company, in Boston, Massachusetts. He holds a BA (1980) from Harvard College and a JD (1983) from Harvard Law School.
Mark M. Strefling, 39. Mr. Strefling is the General Counsel and Chief Legal Officer of Whitebox Advisors, LLC, a Minneapolis-based SEC-registered investment adviser. Mr. Strefling joined Whitebox in 2008. Previous to his position with Whitebox, Mr. Strefling was a Partner in the Investment Management Practice at the law firm of Faegre & Benson LLP in the Minneapolis, Minnesota and was the head of the firm’s Hedge Fund Group. Mr. Strefling joined Faegre & Benson in 1999. Mr. Strefling holds a BA (1991) in Finance and Accounting from the University of St. Thomas; a JD (1996) from Creighton University; and an MBA (1999) in Finance from the Carlson School of Management at the University of Minnesota.
Brian Abraham, MBA, Ph.D., 42. Mr. Abraham is employed at Whitebox Advisors, LLC, a Minneapolis-based SEC-registered investment adviser. Prior to joining Whitebox in 2008, Mr. Abraham was the President and Chief Executive Officer of Bluefin Robotics headquartered in Cambridge, Massachusetts from 2005-2008. Bluefin is an undersea robotics technology developer and manufacturer. From 2001-2008, Mr. Abraham served as the Director of Technology Development at Battelle Memorial Institute, a not-for-profit research institute. Also, from 2003-2008, Mr. Abraham was an Adjunct Professor at both the Babson College in Wellesley, Massachusetts and The Ohio State University in Columbus, Ohio. Prior to 2001, Mr. Abraham served as part of the management team of, or as an advisor to, various technology related companies. Mr. Abraham holds a BA (1988) in Chemistry and Spanish from Skidmore College; a Ph.D. Chemistry and Post Doctoral Fellow (1993) from Tufts University Graduate School of Arts & Sciences and an MBA (2002) from the F.W. Olin Graduate School of Business at Babson College.

Loan from Whitebox and Repayment
On December 12, 2007, the Registrant issued an unsecured Promissory Note in the principal amount of $100,000 to Pandora Select Partners, L.P., a British Virgin Islands limited partnership, an affiliate of Whitebox Advisors, LLC. The principal balance the note bore a one-time interest charge of Two Thousand Dollars ($2,000). The Company paid the outstanding amounts of principal and interest due under this note on January 15, 2008.
Patent Infringement Litigation
On December 21, 2006, the Company filed a patent infringement lawsuit against Abbott Laboratories, Inc. and Perclose, Inc. in the United States District Court for the Eastern District of Texas. In its Complaint, the Company asserted that Abbott Laboratories and Perclose have been infringing on Sutura’s patents for vascular and cardiovascular suturing. Abbott Laboratories and Perclose responded to the complaint denying the allegations and asserting certain infringement claims against the Company. On December 3, 2007, the Company, Abbott Laboratories and Abbott Vascular Inc. entered into a Settlement, License and Release Agreement to settle and resolve that certain patent infringement lawsuit entitled Sutura, Inc. v. Abbott Laboratories and Perclose, Inc., Civil No. 2:06-CV-536 (TJW), brought in the United States District Court for the Eastern District of Texas. The Settlement License and Release Agreement provided, among other things, for a cross license of certain patents between the parties and a one-time payment by Abbott Laboratories to the Company in the amount of $23.0 million.
Business Strategy
Sutura’s strategy is to become the leader in the engineering, development and manufacturing of minimally invasive vascular and cardiovascular suturing devices. The Company has decided to seek strategic partnerships to sell and market it’s various products and intends to follow a distribution strategy going forward.
The key steps in achieving the Company’s primary objectives are the following:
-	Continue to develop features that make our products safe, easy to use and reliable.

-	Focus our product offering such that we have a solution for a suturing technique for the application of the SuperStitch EL.

-	Develop strategic partnership(s) for sales, distribution and physician clinical training.

-	Expand our international distribution through distributors that are willing to invest in local product specialists dedicated to our products.

Technology
Many fluoroscopically guided catheterization procedures rely on percutaneous access to the vascular system through a puncture in the vessel. Many open surgical procedures are performed directly through the arteriotomy, the tissue planes or through a cannula. Following performance of diagnostic or therapeutic treatments or open surgical intervention through the open arteriotomy, catheter sheath or cannula, the arteriotomy site or vascular tissue must be sutured. As part of a typical procedure, a physician inserts the SuperStitch either directly into the arteriotomy, tissue planes or through an introducer sheath or cannula into the vessel, the heart or other vascular structures.
Sutura’s SuperStitch(R) products allow physicians to suture the arteriotomy or vascular tissue using fluoroscopic and/ or ultrasonic guidance while working through the catheter sheath introducer or cannula as well as direct visualization in an open setting.
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
Research & Development
Sutura believes that its SuperStitch products provide the physician the ability to achieve definitive closure of the arteriotomy or vascular tissue sites following open surgical and fluoroscopically or ultrasonically guided procedures by providing a surgical stitch delivered to the site. Further, the SuperStitch products provide suture delivery allowing the physician to securely close the arteriotomy or vascular tissue site utilizing the existing catheter sheath introducer or cannula during fluoroscopically or ultrasonically guided procedures and directly through the open arteriotomy during open surgical procedures. The SuperStitch products are designed for ease of use by physicians, to provide approximation between tissue planes.
Within the United States the SuperStitch 6F, 8F, 12F and EL devices have been cleared by FDA under section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDC Act”) for use in performing vascular stitching in general surgery, including endoscopic procedures. It is not intended for blind closure of an arteriotomy site. The SuperStitch device is designed for use with or without an access device (e.g., trocar sheath, or cannula), for use during minimally invasive surgical procedures, fluoroscopically guided procedures, or in an open setting. The SuperStitch line of devices are approved in the European Union and CE marked with the indication for use as follows: The SuperStitch is indicated for use in performing vascular stitching in general surgery, including endoscopic procedures. In the EU there is no requirement for the use of fluoroscopic guidance.
The research and development of Sutura’s products is primarily performed under the direction of Anthony Nobles, PhD., presently the President, Chief Operating Officer and Chief Scientific Officer, and Ben Brosch, V.P. of Engineering and Research and Development. Sutura’s research and development staff have been focused on the recently FDA 510(k) cleared 12F and EL devices along with the current versions of the F6 and F8 SuperStitch products. Sutura’s engineers and their resources are focused to develop and improve existing product designs, to reduce cost and improve the manufacturability of these designs, and to develop advanced designs to be utilized in other applications.
SuperStitch Products
F8 & F6 Superstitch. Sutura released updated versions of the F6 & F8 SuperStitch products in 2007. The updated version incorporates the simple 3-step process as well as additional other features that Sutura believes will improve ease of use of the product.

Superstitch Guide-Wire. Sutura recently released the guide-wire version of the SuperStitch which allows physicians to re-access a vessel during procedures by placing the sutures first and complete suturing the vessel after performing additional procedures if they choose. The guide-wire version also enables physicians to use the SuperStitch on patients where they feel that maintaining access is more crucial. The guide-wire version of the F8 & F6 has received FDA 510(k) clearance in the USA as well as the CE mark in Europe.
F12 Superstitch. Sutura expects this product to address the growing market of larger sites being used by physicians during procedures such as abdominal aortic aneurysms as well as larger surgical applications. The F12 double suture SuperStitch allows physicians to re-access a vessel during procedures by placing the sutures first and complete suturing the vessel after performing additional procedures if they choose. The F12 SuperStitch model received FDA 510(k) clearance in the USA as well as the CE mark in Europe.
SuperStitch EL. Sutura has received 510K clearance and recently completed the CE marking process for this product in March of 2008. Sutura believes this product will be significant in the expansion of its SuperStitch technology in 2008.
Sales, Marketing and Distribution
Sutura’s products are currently marketed to physicians for open surgical intervention and fluoroscopically guided procedures. We are actively pursuing strategic sales and marketing relationship(s) for the US market.
Sutura has been selling in the European market through its direct sales operation in France and its distribution partners in Italy, Spain Switzerland and Scandinavia. Sutura intends to expand sales into Germany, the U.K. and several other European countries in 2008. The Company distributes its products through an exclusive relationship with Getz Bros. & Co. Inc. in Korea, Japan and the rest of Asia. All efforts to expand sales of the SuperStitch devices into new countries and territories will be subject to the Company obtaining all required regulatory approvals.
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
On March 1, 2000, Sutura first received 510(k) clearance to market the F8 SuperStitch devices and subsequently received 510(k) clearance to market the F6, guide-wire F6 and F8, F12 and EL SuperStitch. Sutura has made modifications to these devices, including the current devices, which Sutura believes do not require new 510(k) clearance. There can be no assurance that the FDA would agree with any of our determinations not to seek such new clearance or that the FDA would not require us to submit a new 510(k) notice for any of the changes. If the FDA were to do so, we could be prohibited from marketing the modified devices until the FDA grants 510(k) clearance for the modified devices.
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
Item 2. Description of Property
Sutura currently leases its headquarters located at 17080 Newhope Street in Fountain Valley, California. This facility consists of approximately 20,000 square feet of space and is a QSR (Food and Drug Administration — Quality Systems Regulations) and ISO (International Standards Organization) certified freestanding facility, with 2,000 square feet of cleanroom space and an additional 3,200 square feet convertible to cleanroom, if required. The term of the lease is for a period of ten years, commencing on August 1, 2004. The base rent is $27,118 per month and is subject to adjustment on an annual basis by the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPIW (Urban Wage Earners and Clerical Workers) for Los Angeles, Riverside, Orange Counties). Additionally, the Company leases sales offices (with warehouse space) of approximately 1,000 square feet leased in each of Amsterdam, the Netherlands and La Gaude, France to support our sales and marketing efforts in Europe.
We believe that our facilities are adequate for our needs for the foreseeable future and, in the opinion of the Company’s management; the properties are adequately covered by insurance.

Item 3. Legal Proceedings
On February 16, 2005, Millenium Holding Group, Inc. filed a complaint against Prior Sutura in the United States District Court, District of Nevada, Case No. CV-S 05-0356-JCM-LRL, alleging, among other things, that Prior Sutura conspired with Fusion Capital to breach the implied covenant of good faith and fair dealing in connection with its termination of a merger agreement with Millenium. In March, 2007, the Company was successful in its motion for Summary Judgement in this action. All that remains is resolution of the Company’s counterclaims against Millenium for payment of $60,000 due under a Promissory Note in favor of the Company. The Company expects to resolve its counterclaims in this matter in the near term.
On June 30, 2005, certain stockholders of Prior Sutura filed two separate, but related, complaints in the Superior Court of the State of California, County of Orange-Central Justice Center. The Company and the primary plaintiffs in the two actions (Synapse Fund I, Synapse Fund II and Go Industries, Inc.) held settlement discussions to resolve the disputes raised in these two complaints, and reached an agreement in principal to settle the litigation between the parties. The settlement agreement was approved by the Superior Court on June 1, 2007. Among other terms, as part of the settlement agreement the Company delivered to Synapse Fund I, LLC, for the benefit of all plaintiffs, a convertible secured promissory note in the principal amount of $400,000. The settlement agreement also contained certain covenants of Messrs. Nobles and Ratering and mutual releases between the parties. The convertible secured promissory note bears interest at 8% per annum, payable quarterly in arrears, and may be paid in capital stock at a conversion rate of $0.08 per share. The principal amount of the note, together with any accrued but unpaid interest will be due and payable in eighteen (18) months or may be converted pursuant to the terms of the note at the rate of $0.15 per share. Lastly, in connection with the settlement agreement, the Company has agreed to provide the plaintiffs with rights to have the shares issuable upon conversion of principal or interest due under the note to be registered for resale pursuant to the Securities Act of 1933 if at any time any Whitebox affiliate exercises its rights to require shares of the Company to be registered.
On July 5, 2007, a shareholder filed a complaint against the Company and Mr. Nobles, an officer of the Company entitled Pham v. Nobles, et al. (Orange County California Superior Court Case No. 07CC07644). Plaintiff has asserted causes of action for breach of contract, fraud and negligent misrepresentation against both the Company and Mr. Nobles. The Company filed an answer to Plaintiff’s complaint on October 31, 2007. The Parties then agreed that Plaintiff’s claims against the Company are subject to a written arbitration agreement and have agreed that the case be stayed and submitted to binding arbitration. On January 31, 2008, the court stayed this case pending binding arbitration and set an order to show cause hearing as to why the case should not be dismissed for July 9, 2008. Plaintiff has not yet filed an arbitration demand nor initiated the arbitration process. The Company intends to vigorously defend all claims brought against it in this matter.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders of Sutura during the fourth quarter of fiscal 2007.

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
The reported high and low bid and asked prices for the common stock are shown below for the periods from January 1, 2006 through December 31, 2007. The prices presented are bid and ask prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices may not necessarily reflect actual transactions.

	PERIOD	HIGH	LOW

Fiscal Year Ended December 31, 2006	First Quarter	$0.80	$0.30
	Second Quarter	$0.62	$0.08
	Third Quarter	$0.15	$0.05
	Fourth Quarter	$0.10	$0.03

Fiscal Year Ended December 31, 2007	First Quarter	$0.10	$0.05
	Second Quarter	$0.10	$0.07
	Third Quarter	$0.09	$0.05
	Fourth Quarter	$0.09	$0.04
As of December 31, 2007 there were approximately 403 stockholders of record of Sutura common stock.
The transfer agent for the Company is Continental Stock Transfer & Trust Company, 17 Battery Place, NY, NY 10004, Telephone, (212)509-4000
Dividends
Sutura has not paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. We anticipate that any earnings generated from future operations will be used to finance our operations. No restrictions exist upon our ability to pay dividends.

Recent Sales of Unregistered Securities
In May and July 2007 we issued options to purchase 2,300,000 and 100,000 shares of common stock, respectively, at a price of $.07 per share to certain officers, directors, employees and consultants of our Company. The options were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(2) and/or Regulation D thereof.
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
Sutura has incurred substantial losses since its inception, and has relied on investment capital and loans to fund its operations. Sutura will need to raise additional funds through issuance of debt and equity to support its planned operations and expansion. There can be no assurance that Sutura will be successful in raising any such funds or, even if successful, raising any such funds on conditions and terms favorable to Sutura. Further, failure to raise such funds on favorable terms could have a material adverse affect on the operations and financial condition of Sutura.

Critical Accounting Policies and Estimates
Sutura’s audited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and management is required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which Sutura believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:
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
Financial Condition and Results of Operations for the year ended December 31, 2007 compared to year ended December 31, 2006
In the fourth quarter of 2006 the Company disbanded its direct US sales force for SuperStitch devices in the United States and scaled down its international expansion. The Company has instead decided to focus its resources on the development of larger and multiple suture placement devices that address opportunities in the fast growing market of interventions with large catheter based devices in Cardiology and Radiology. In addition it is developing longer versions of its stitching devices that allow the placement of sutures inside the Vascular and cardio-vascular structures and allow physicians to address the fast growing market in PFO and other structural heart procedures. Sutura believes that in both markets its unique suture based approach will have major advantages over currently used techniques. Total headcount for the Company remained the same at 32 per the end of December 2007 and 2006.
Net Sales
Net sales were $78,230 for the quarter ending December 31, 2007 compared to $104,410 for the same quarter ending December 31, 2006.
Net sales for the year ending December 31, 2007 were $252,041 compared to $634,569 for the year ended December 31, 2006. The Company decided in 2006 to discontinue its US sales force resulting in a drop of US sales for the year ended December 31, 2007 to $21,999 compared to $282,798 for 2006. Export and international sales were $76,184 for the quarter ended December 31, 2007 and $88,415 for the same quarter 2006. For the year ended December 31, 2007 export and international sales were $230,042 compared to $351,772 for 2006.
Cost of Sales
Cost of sales is comprised of all costs to manufacture our products, including materials, labor and related overhead costs including warranty and service costs. Cost of sales increased 2% to $2,256,331 for the year ended December 31, 2007 from $2,203,690 for year ended December 31, 2006. Manufacturing headcount decreased from 14 per the end of December 2006 to 13 per the end of December 2007. In the year ending December 31, 2007 we had very low manufacturing activity resulting in $230,000 lower overhead absorption from products shipped to inventory compared to last year. On the other hand we had lower obsolescence expenses than last year as we established a reserve of $250,000 in 1996 and had no obsolescence expenses in the year ending December 31, 2007. In the year ended December 31, 2007 the Company incurred payroll expenses that were $74,000 higher than last year as it decided to fully compensate staff and employees for not only all accrued back owed salaries but also award back owed interest to compensate for late payment of such salaries.

Research and Development
Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Headcount in R&D was 7 at the end of each of December 31, 2007 and 2006. Research and development expenses increased 27% to $696,448 in the year ended December, 31 2007 from $547,270 in the year ended December 31, 2006. In 2007 the Company has focused its research on both the Super Stitch 12 Fr and the SuperStitch EL for which it incurred, compared to last year, $49,000 higher expenses for components and supplies as well as $20,000 in clinical trial expenses. Also in the year ended December 31, 2007 the Company incurred payroll expenses that were $65,000 higher than last year as it decided to fully compensate staff and employees for not only all accrued back owed salaries but also award back owed interest to compensate for late payment of such salaries.
General and Administrative
General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts.
General and administrative expenses increased 16% to $5,144,733 in the year ended December 31, 2007 from $4,434,976 in the year ended December 31, 2006. In the year ended December 31, 2007 the Company incurred payroll expenses that were $781,000 higher than last year as it decided to fully compensate staff and employees for not only all accrued back owed salaries but also award back owed interest to compensate for late payment of such salaries. Headcount in G&A was 8 for both 2007 and 2006. In the year ended December 31, 2007 the Company incurred $1,688,314 in legal expenses compared with $1,560,512 in 2006, or an increase in legal expenses of $128,302 or 8%. The remainder of the increased spending was $198,000 in travel, $26,000 in cars, $28,000 in entertainment, $24,000 in board compensation, and $65,000 in financial consulting. These increases were offset by $400,000 in lower cost of settling lawsuits, $49,000 in lower outside services, $33,000 lower liability insurance, $78,000 lower general insurance expenses and $40,000 lower tax and license expenses.
Sales and Marketing
Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our direct sales force, advertising costs and expenses related to trade shows, distributor support and seminars. Headcount in Sales and Marketing was unchanged at 4 people at December 31, 2007 and December 31, 2006. Sales and marketing expenses decreased 59% to $627,144 in the year ended December 31, 2007 from $1,533,128 in the year ended December 31, 2006. The decreases are mainly the result of lower US based marketing and sales activities which were discontinued in late 2006. The lower level of spending for the year ended December 31, 2007 compared to 2006 was $711,000 in payroll related expenses, and $175,000 in travel expenses

Interest Income/expense
Interest expenses are paid on convertible notes that the Company has issued to finance its operations. Interest expenses for the year ended December 31, 2007 increased by 9% to $4,275,905 compared to $3,938,515 in the year ended December 31, 2006. The increase in interest is a direct consequence of additional borrowing, higher interest rates on most of the Whitebox notes as well as the expense of extending the term on most notes.

	Twelve months	Twelve months
Interest expenses	2007	2006
Note payable related party in Euros	$12,191	$10,321
Note payable officer	74,112	68,623
Whitebox I	846,916	786,000
Whitebox Ia Interest note	6,072	—
Fusion	—	11,971
Whitebox II	387,900	274,000
Whitebox IIa Interest note	2,781	—
Whitebox III	711,425	560,000
Whitebox IIIa Interest note	4,879	—
Idylwood Partners L.P.	60,000	40,500
Whitebox IV	—	21,444
Whitebox V	120,000	5,667
Whitebox Va Interest note	900	—
Whitebox VI	98,333	—
Whitebox VIa Interest note	900	—
Synapse	18,667	—
Whitebox VII	107,267	—
Notes Officers	20,000	—
Whitebox VIII	22,000	—
Pandorra	2,000	—
Other	(17,349)	16,071

	$2,478,997	$1,794,596

	Twelve months	Twelve months
Beneficial conversion amortization	2007	2006
Whitebox I	$582,754	$1,165,509
Fusion	—	144,153
Whitebox II	67,876	135,752
Repricing warrants Whitebox II	—	41,362
Whitebox III	606,896	503,353
Loan Commitment warrants	103,192	—
Repricing warrants Whitebox III	—	92,520
Idylwood Partners L.P.	34,722	48,611
Whitebox V	401,468	12,660

Total conversion feature expense	$1,796,909	$2,143,920

Total interest expenses	$4,275,905	$3,938,516

Other Income
On December 21, 2006, the Company filed a patent infringement lawsuit against Abbott Laboratories, Inc. and Perclose, Inc. in the United States District Court for the Eastern District of Texas. In its Complaint, the Company asserted that Abbott Laboratories and Perclose have been infringing on Sutura’s patents for vascular and cardiovascular suturing. Abbott Laboratories and Perclose responded to the complaint denying the allegations and asserting certain infringement claims against the Company. On December 3, 2007, the Company, Abbott Laboratories and Abbott Vascular Inc. entered into a Settlement, License and Release Agreement to settle and resolve that certain patent infringement lawsuit entitled Sutura, Inc. v. Abbott Laboratories and Perclose, Inc., Civil No. 2:06-CV-536 (TJW), brought in the United States District Court for the Eastern District of Texas. The Settlement License and Release Agreement provided, among other things, for a cross license of certain patents between the parties and a one-time payment by Abbott Laboratories to the Company in the amount of $23,000,000. This amount was received by the Company as of December 14, 2007. Also, in December of 2007, the Company wrote off $687,475 of old payables which the Company determined were no longer collectible by creditors. The write off resulted in a one time credit to other income of $687,475.

Liquidity and Capital Resources
The Company ended the year with a cash balance of $7,767,196. For the years ended December 31, 2007 and 2006, we incurred a net profit of $10,972,948 and a net loss of $11,997,615, respectively. The profit of 2007 was the result of a legal settlement of $23,000,000 received in December of 2007. Corrected for this one time income the company would have incurred a loss of $12,027,052 in 2007. As of December 31, 2007, we had an accumulated deficit of $57,661,739.
Historically we have relied on the issuance of notes payables to provide a significant portion of funding for our operations. In 2007 the company arranged additional debt financing of $4,600,000. At December 31, 2007, we had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $19,684,886. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the SuperStitch products, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2008. Nevertheless, we expect to continue to incur substantial costs and cash outlays in 2008 and beyond to support SuperStitch research and development. In 2009 we will require additional funding to continue our operations and will attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital will be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders. If we are not able to raise additional funds, we would likely be required to significantly curtail or halt our operations and this would have a material adverse effect on our financial position, results of operations and cash flows.
Item 7. Financial Statements
The Company’s audited financial statements are listed in the Index to Financial Statements and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 8A. Controls and Procedures
Evaluation of disclosure controls and procedures
In order to achieve and maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 we have developed a comprehensive 404 compliance plan. That plan includes having an understanding of the requirements of the Act, documenting the Company’s background, assessing the control environment, selecting an appropriate framework, determining staffing and timing, developing a test plan, and identifying the major systems. Our management acknowledges that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective, can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management’s annual report on internal control over financial reporting
Our management, including the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment we believe that, as of December 31, 2007 the Company’s internal control over financial reporting is effective based on those criteria.
Attestation report of the registered public accounting firm
Under current SEC rules, the Company is not required to file an auditor’s attestation report on our management’s assessment of the Company’s internal control over financial reporting until we file our annual report on Form 10-K for the fiscal year ended December 31, 2008. Accordingly, this annual report on Form 10-K for the fiscal year ended December 31, 2007 does not include an auditor’s attestation report on our management’s assessment of the Company’s internal control over financial reporting set forth above, and our auditor, Kabani LLP, has not attested to such report.
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information
None.

Part III
Item 9. Directors and Executive Officers of the Registrant, Compliance with Section 16(a) of the Exchange Act; Code of Ethics
The Directors and executive officers of the Company at December 31, 2007, their ages, their titles, their years of employment with the Company, and their principal occupation for the last five years are as follows:
David Teckman, 51, served as President and CEO from September 21, 2006 until February 21, 2008 and has served as a member of the Board from May 15, 2006 until February 21, 2008. Mr. Teckman was previously a director of Minneapolis-based Whitebox Advisors, LLC, a hedge fund headquartered in Minneapolis, MN with $2.0 billion under management. Affiliates of Whitebox Advisors, LLC have invested a total of $28,450,000 in Sutura in exchange for Common Stock, Secured Convertible Notes and Warrants for shares of Sutura Common Stock. Before joining the Company, Mr. Teckman served as the President and CEO of Vivius, Inc. from 2000 to 2005. Vivius was a venture capital backed consumer driven healthcare company that developed, patented and deployed the first healthcare program allowing consumers to select healthcare benefits and providers on-line. Prior to Vivius he served as the president of Disc Systems Inc., an ambulatory health care software and information technologies company from 1997 to 1999. Mr. Teckman is Chairman of the Board of Mendota Healthcare and is a member of the Board of Visitors for the Pharmacy School at the University of Maryland.
Richard Bjorkman, 58, has served as the Chief Financial Officer, Vice President, Finance and member of our Board since September 21, 2006. Recently, on February 21, 2008, he was appointed interim Chief Executive Officer of the Company, in addition to his existing officer positions, and served as interim Chief Executive Officer until April 4, 2008. Mr. Bjorkman was previously an independent contractor providing CFO services to venture backed start up companies and to companies in turn-around situations. Before that, Mr. Bjorkman served as CFO for Indicast.com from 2001 to 2002. Indicast was an internet voice portal company that was ultimately acquired by Oracle, Inc. Prior to Indicast, he served as CFO for SmithMicro Software, Inc. (Nasdaq: SMSI), a developer of eCommerce software, communication software and provider of professional consulting services. Mr. Bjorkman received his CPA certificate while working for KPMG in their Los Angeles office. He is a past president of Financial Executives International (FEI) Orange County California chapter.
Anthony Nobles, Ph.D., 43, has served as the Chief Scientific Officer since September 21, 2006, and served as our Chairman of the Board until April 4, 2008. Prior to that Mr. Nobles served as the Chief Executive Officer, President and Chairman of the Board of the Company since the consummation of the merger of the Company with Sutura, Inc. (“Prior Sutura”) on August 19, 2005. Recently, on February 21, 2008, he was

appointed to serve as President and Chief Operating Officer of the Company, in addition to his existing officer positions. Mr. Nobles co-founded Prior Sutura in 1996 with Mr. Ratering and served as Prior Sutura’s Chairman of the Board from the inception of Prior Sutura until consummation of the merger. He also served as Prior Sutura’s President and Chief Executive Officer since the inception of Prior Sutura until consummation of the merger, except for a brief period from January 2000 to October 2001 during which time he held the title of Chief Technology Officer. In addition, Mr. Nobles has founded other medical device companies with Mr. Ratering, for which he serves as an officer and director. He has been awarded various patents for medical devices for use in cardiovascular surgery, neurosurgery, obstetrics/gynecology, and vascular & general surgery. Mr. Nobles holds a Master of Science and Ph.D. Biomedical Engineering (2007) from Redding University and a Ph.D. Biomedical Engineering (2007) from Glendale University.
Egbert Ratering, 59, serves as an Executive Vice President, and continues to serve as a member of our Board since September 21, 2006. Prior to that, he served as the Chief Financial Officer, Executive Vice President and a director of the Company since the consummation of the merger of the Company and Prior Sutura on August 19, 2005. Mr. Ratering co-founded Prior Sutura in 1996 with Mr. Nobles. He served as a director of Prior Sutura and as Executive Vice President and Managing Director of Prior Sutura’s European subsidiaries since Prior Sutura’s inception until consummation of the merger, and served as Prior Sutura’s Chief Financial Officer from January, 2003 until consummation of the merger. In addition, Mr. Ratering has founded other medical device start-up companies with Mr. Nobles, for which he serves as an officer and director. Prior to co-founding Prior Sutura, Mr. Ratering was employed by Cordis Corporation, a JOHNSON-JOHNSON company from 1976 to 1996 and was responsible for worldwide manufacturing for Cordis from 1995 to 1996.
Richard Moran, Ph.D., 57, served as a director of the Company from September 21, 2006 until March 19, 2008. Dr. Moran is a partner of Venrock Associates, a venture capital fund. Prior to that, Dr. Moran served as the Chairman of the Board of Portal Software which was sold to Oracle in 2006. He served also on the Board of r4gs which was sold to Verisign in 2005. He is a former Partner at Accenture, Inc. and a Ph.D. in organizational behavior. Dr. Moran is an author of numerous national best-selling business books and a board member of several educational and philanthropic organizations.
John Crew, M.D., 73, has served as a director of the Company since the consummation of the merger of the Company and Prior Sutura August 19, 2005 until April 4, 2008. Dr. Crew served as a director of Prior Sutura from September, 2002, until the consummation of the merger. Dr. Crew has been a practicing physician in the San Francisco/Daly City, California area since 1964. He is certified by the American Board of Surgery, Vascular and the American Registry of Diagnostic Medical Sonographers. Dr. Crew is currently serving as the Director of Cardiovascular Surgical Research for the San Francisco Heart Institute at Seton Medical Center in Daly City, California and as the Medical Director for the San Francisco Wound Care Center in Daly City, California. He has authored and co-authored numerous published articles on the vascular and cardiovascular related topics.

Charles Terrell, Sr., 69, has served as a director of the Company from December 1, 2005 until April 4, 2008. Charles Terrell is the former chairman of the Greater Dallas Crime Commission, the former chairman of the Texas Criminal Justice Task Force, the former chairman of the Mayor’s Advisory Committee on Crime for Dallas, Texas, and a former Dallas City Councilman. In 1987, he was appointed by the Governor of Texas to chair the Texas Department of Corrections, the second largest state prison system in the U.S., and the fifth largest prison system in the world. Mr. Terrell is President of “Safer Dallas Better Dallas”, which has a goal of making Dallas the safest major city in America. In 1969, he founded the Unimark Insurance Agencies, for which has has served as the Chairman since its inception. The Unimark Insurance Agencies operate in all phases of commercial insurance. Unimark operate as a retailer for special property and casualty programs for convenience stores, financial institutions, nursing homes, beverage companies, multi-family housing, real estate portfolios, hospitals and insurance programs to replace maintenance service agreements.
Audit Committee Financial Expert
Egbert Ratering and Richard Bjorkman are the Company’s audit committee financial experts; however, both Messrs. Ratering and Bjorkman are executive officers of the Company and are not independent of management.
Section 16(a) — Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and information involving securities transactions of which the Company is aware, the Company is aware of officers, directors and holders of more than 10% of the outstanding common stock of the Company who failed to timely file reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007. To the Company’s knowledge, to date, Anthony Nobles, Egbert Ratering, John Crew, M.D., Richard Moran and Charles Terrell,.
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

Item 10. Executive Compensation
Executive Employment Agreements
NOBLES EMPLOYMENT AGREEMENT
Mr. Nobles’ existing Employment Agreement with Sutura was assumed by the Company upon consummation of the merger of the Company with Prior Sutura. Mr. Nobles is currently employed by the Company as its Chief Science Officer and Chairman of the Board. The term of Mr. Nobles’ employment agreement extends from January 1, 2003 until December 31, 2007, and thereafter extends for one (1) year terms unless terminated on ninety (90) days prior notice. Pursuant to his employment agreement, Mr. Nobles receives annual base salary of $250,000, subject to a minimum annual increase of no less than the increase in the average cost of living index. Mr. Nobles has founded, and for which he generally serves as an officer and director, various other medical device companies outside of the arterial vessel closure area. Mr. Nobles’ employment agreement requires that he devote at least 50% of his employable time, attention, skill and efforts to the faithful performance of his duties with the Company. Mr. Nobles’ employment agreement specifically prohibits him from participating in a business that competes with Sutura’s business during his employment.
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
BJORKMAN EMPLOYMENT AGREEMENT
Mr. Bjorkman entered into his Employment Agreement with Sutura on September 21, 2006. The agreement with Mr. Bjorkman provides, among other things, that Mr. Bjorkman will receive an annual salary of $90,000 in exchange for serving as the Company’s Chief Financial Officer and Vice President, Finance for at least twenty (20) hours per week, and that he will be reimbursed for his COBRA expenses. Mr. Bjorkman is an at-will employee. On March 19, 2008, Mr. Bjorkman’s annual salary was increased to $150,000 in light of his new duties as interim CEO.
TECKMAN EMPLOYMENT AGREEMENT
Mr. Teckman entered into his Employment Agreement with Sutura on September 21, 2006 The agreement with Mr. Teckman through 2006 provided that he would receive annual compensation of $1.00 in exchange for serving as the Company’s President and Chief Executive Officer. In January, 2007, the Board evaluated Mr. Teckman’s compensation package, and determined that his compensation for fiscal year 2007 should be revised to provide for an annual salary of $250,000, a monthly car allowance of $650, and that he be reimbursed for his COBRA expenses. Mr. Teckman was an at-will employee. Mr. Teckman resigned his employment with the Company effective February 21, 2008.

Compensation
The following table presents, for each of the last three fiscal years, the annual compensation earned by the chief executive officer and the most highly compensated executive officers of the Company for the three fiscal years ended December 31, 2007:
SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

						OTHER ANNUAL
NAME AND PRINCIPAL POSTION	YEAR	SALARY		INTEREST		COMPENSATION

David Teckman	2007	$250,000	(1)	$0		$7,150	(6)
Chief executive officer and President	2006	$1	(1)	$0		$0

Richard Bjorkman	2007	$90,000	(2)
Chief Financial Officer and Executive	2006	$26,250	(2)	$0		$0
Vice President

Anthony Nobles, PhD	2007	$250,000	(3)	$173,147	(7)	$7,800	(6)
Chairman,Chief Scientific officer	2006	$250,000	(3)			$7,800	(6)
	2005	$92,877	(3)			$2,898	(5)

Egbert Ratering	2007	$151,706	(4)	$128,052	(7)	$11,540	(6)
Executive Vice President	2006	$137,983	(4)			$10,618	(6)
	2005	$54,000	(4)			$5,400	(5)

(1)	Mr. Teckman became an executive officer and employee of the Company on September 21, 2006. Mr. Teckman worked for the sum of one dollar for the remainder of 2006. His annual salary during 2007 was $250,000.

(2)	Mr. Bjorkman became an executive officer and employee of the Company on September 21, 2006. Mr. Bjorkman devotes twenty hours per week to the Company on a part time basis. Mr. Bjorkman receives half of his annual salary of $180,000 for his time at Sutura. The amounts reflected in the above table reflect the amounts paid to Mr. Bjorkman since his hire date based on his part time status.

(3)	Mr. Nobles became an executive officer and employee of the Company on August 19, 2005 as a result of the merger of the Company with Prior Sutura. Accordingly, the table sets forth the compensation that Mr. Nobles received since becoming an executive officer of the Company. Mr. Nobles’ annual salary is $250,000. The amounts shown paid in 2005 reflect the amounts paid since becoming an officer on August 19, 2005 following the Merger Transaction with Prior Sutura.

(4)	Mr. Ratering became an executive officer and employee of the Company on August 19, 2005 as a result of the merger of the Company with Prior Sutura. Accordingly, the table sets forth the compensation that Mr. Ratering received since becoming an executive officer of the Company. Mr. Ratering’s annual salary is Euro 120,000, which is approximately U.S. $150,000. The amounts shown paid in 2005 reflect the amounts paid since becoming an officer on August 19, 2005 following the Merger Transaction with Prior Sutura.

(5)	These amounts represent automobile allowances from August 19 through December 31, 2005.

(6)	These amounts represent automobile allowances for the full years 2007 and 2006.

(7)	These amounts represent interest compensation at 8% on the amount of back owed salaries due such officer for prior year’s employment that had been accrued on company books per the end of 2007.
Compensation of Directors
In 2007, outside non-officer directors received $500 for each director’s meeting physically attended, plus out-of-pocket expenses incurred in connection with attending these meetings. In January of 2008, the Company’s Board of Directors approved an increase in meeting fees to outside non-officer directors in an amount of $500 for telephonic meetings and $1,000 of meetings attended in-person.
The compensation of officers and directors is subject to review and adjustment from time to time by the Board of Directors. From time to time, the Company has granted options to its directors.
Item 11. Security Ownership of Certain Beneficial Owners and Management
Information with respect to beneficial ownership has been furnished for each director, executive officer or beneficial owner of more than 5% of Registrant’s common. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of March 31, 2008 are deemed outstanding for purposes of computing such person’s percentage ownership, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership including the number and percentage of shares owned is determined in accordance with Rule 13d-3 and 13d-5 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is generally determined by voting power and/or investment power with respect to securities. The percentage of beneficial ownership is based on 337,816,037 shares of common stock outstanding as of April 15, 2008.

Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Sutura, Inc., 17080 Newhope Street, Fountain Valley, California 92708.

Common Stock Beneficial Ownership Table
	Number of	Percentage of
	Sutura Shares	Sutura Shares
Name and Address of	Beneficially	Beneficially
Beneficial Owner	Held	Owned

5% STOCKHOLDERS:
Nobles, Anthony PhD(1)	103,558,836	29.12%
Ratering, Egbert(2)	111,854,726	31.30%
Grootkasteel, B.V.	69,461,329	20.56%
Synapse Capital, LLC (3)	27,526,126	8.08%
Whitebox (4)	413,734,261	68.75%

EXECUTIVE OFFICERS & DIRECTORS
Teckman, David (5)	750,000	0.22%
Bjorkman, Richard (5)	450,000	0.13%
Nobles, Anthony PhD(1)	103,558,836	29.12%
Ratering, Egbert(2)	111,854,726	31.30%
Crew, John MD (6)	2,409,346	0.71%
Terrell, Charles, Sr.(7)	1,308,478	0.39%
Moran, Richard (5)	950,000	0.28%
All directors & officers as a group(8)	151,820,057	39.86%

*	Indicates less than 1%

(1)	Includes 9,687,954 shares of Registrant held by Anthony Nobles,Ph.D.; 6,508,680 shares of Registrant held by The Anthony Nobles Family Limited Partnership; 86,783 shares of Registrant held by Rhonda Nobles; 69,461,329 shares of Registrant held by GrootKasteel B.V.; and 17,814,090 shares of Registrant issuable upon the exercise of options held by Anthony Nobles,Ph.D.. Anthony Nobles,Ph.D. is an officer and director of GrootKasteel B.V. and holds the power to vote all shares held by The Anthony Nobles Family Limited Partnership. Rhonda Nobles is the spouse of Mr. Nobles.

(2)	Includes 16,343,557 shares of Registrant held by Egbert Ratering; 2,169,560 shares of Registrant held by Franck Ratering; 2,169,560 shares of Registrant held by Alex Ratering; 2,169,560 shares of Registrant held by Harry Ratering; 69,461,329 shares of Registrant held by GrootKasteel B.V.; 11,580,090 shares of Registrant issuable upon conversion of convertible notes and 7,961,070 shares of Registrant issuable upon conversion of options held by Egbert Ratering. Egbert Ratering is an officer and director of GrootKasteel B.V. Franck Ratering, Alex Ratering and Harry Ratering are members of Mr. Ratering’s immediate family.

(3)	Includes 10,264,866 shares of Registrant issued to Synapse Fund I LLC and 14,606,335 shares of Registrant issued to Synapse Fund II LLC. Also includes 2,666,666 shares issuable upon conversion of a promissory note that was issued to Synapse Fund I LLC for the benefit of plaintiffs in connection with a settlement agreement, of which Synapse I claims a beneficial ownership interest as to only 848,485 shares and Synapse II claims a beneficial ownership interest as to only 1,018,182 shares. Synapse Capital, LLC is the Manager of each of Synapse Fund I and Synapse Fund II.

(4)	Includes 149,724,259 shares of Registrant beneficially owned by Whitebox Advisors, LLC, as the managing member of each of Pandora Select Partners L.P., a British Virgin Islands limited partnership; Whitebox Hedged High Yield L.P., a British Virgin Islands limited partnership; Whitebox Convertible Arbitrage Partners L.P. a British Virgin Islands limited partnership, and by Gary S. Kohler and Scot W. Malloy, who are employed by Whitebox Advisors (collectively, the “Whitebox Affiliates”) and 264,022,064 shares of Registrant issuable to the Whitebox Affiliates upon conversion of notes and warrants.

(5)	Shares issuable upon exercise of options.

(6)	Includes 2,300,868 shares of Registrant issuable upon exercise of options and 108,478 shares of Registrant issuable upon the exercise of warrants.

(7)	Includes 108,478 shares of Registrant beneficially owned and 1,200,000 shares of Registrant issuable upon exercise of options.

(8)	Calculation includes all shares of Registrant beneficially owned by Anthony Nobles, Ph.D. (as indicated in footnote 1 above); plus all shares of Registrant beneficially owned by Egbert Ratering (as indicated in footnote 2 above) less shares of Registrant held by Grootkasteel B.V. which were included once in the calculation of the Nobles shares; plus all shares of Registrant beneficially owned by David Teckman, Richard Bjorkman, Richard Moran, Ph.D., Dr John Crew, MD and Charles Terrell, Sr.
Securities Authorized for Issuance Under Equity Compensation Plans
On January 6, 2006, the entire Board of Directors of the Company unanimously approved the Sutura, Inc. 2006 Stock Option Plan. The number of shares of the Company’s common stock subject to the plan may not exceed 20,000,000. The plan may be administered by the board of directors or by a committee thereof and permits the issuance of non-qualified stock options to employees, officers, directors and consultants of the Company and incentive stock options only to employees of the Company. The plan has a term of 10 years and incentive stock options may not be issued under the plan. The board or a committee administering the plan has broad authority to determine the amount and vesting terms of any option grant. On May 8, 2007, the board authorized the issuance of 2,300,000 options to employees, directors and consultants. On July 2, 2007, the board authorized a further issuance of 100,000 options to employees, directors and consultants. These grants vest 25% following one year of service, and then in equal quarterly installments during the next three years of service. The following table represents the number of shares issuable upon exercise and reserved for future issuance as of December 31, 2007.

			Number of
			Securities to be
			issued upon		Securities
			exercise of	Exercise price of	available for
			outstanding	outstanding	future issuance
			options, warrants	options, warrants	under equity
Plan Category	Name of plan		and rights	and rights	compensation plans
			a	b	c
Equity compensation	Sutura 1999 option plan	1	34,203,119	0.077	0
Equity compensation	Sutura 2003 options	2	1,084,780	0.230	0
plans not approved by	Sutura 2004 warrants	3	1,735,648	0.626	0
security holders	Sutura 2004 warrants	4	2,255,174	0.626	0
	Sutura 2004 warrants	5	2,321,129	0.626	0
Equity compensation	Sutura 2006 option plan	6	4,380,000	0.300	0
	Sutura 2006 option plan	7	2,950,000	0.060	0
	Sutura 2006 option plan	8	2,400,000	0.070	10,270,000

1:	Represents 41,210,806 option shares available under the option plans of Prior Sutura that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. There are no additional shares available for issuance under this plan as the plan was frozen on the effective date of the merger.

2:	Represents options issued to consultants having provided investor relations services for Prior Sutura during 2003 that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. The options are exercisable for a period of five years.

3:	Represents warrants issued to management of Prior Sutura in 2004 that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. The warrants are exercisable for a period of 5 years.

4:	Represents warrants issued to consultants having provided investor relations, legal, marketing and administrative services for Sutura during 2004 that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. The warrants are exercisable for a period of 5 years.

5:	Represents warrants issued to investors as part of private placements during 2004 that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. The warrants are exercisable for a period of 5 years.

6:	Represents 1,450,000 options issued to consultants and 2,930,000 options issued to key employees. The options vest in 4 years and are exercisable for a period of 10 years.

7:	Represents 1,750,000 options issued to members of the Board of Directors and members of the Clinical Advisory Board and 1,200,000 options issued to key employees under the 2006 plan.

8:	Represents 2,400,000 options issued to members of the Board of Directors and members of the Clinical Advisory Board. The options vest in 4 years and are exercisable for a period of 10 years.

Item 12. Certain Relationships and Related Transactions
On November 21, 2007, the Company entered into a Common Stock Purchase Agreement with GrootKasteel, B.V., a Dutch company, pursuant to which GrootKasteel purchased 1,420,455 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $.0704 per share. Gauss N.V. holds 100% of the ownership interests of GrootKasteel. Anthony Nobles, PhD. and Egbert Ratering, each an officer and director of the Company, jointly own Gauss N.V.
The Company borrowed an aggregate principal amount of $400,000 evidenced by Promissory Notes (the “ Affiliate Notes”), dated July 16, 2007 and issued to certain officers and directors of the Company, or their affiliates. The Notes were issued to GrootKasteel, B.V. ($200,000 principal amount), the Lynne D. Teckman Trust ($100,000 principal amount), and The Bjorkman Family Trust, dated November 2, 2000 ($100,000 principal amount). The Affiliate Notes are unsecured and are in substantially the same form as the promissory notes issued to certain affiliates of Whitebox Advisors on July 2, 2007. Issuance of the Affiliate Notes was approved by a disinterested majority of the Company’s Board of Directors. The Affiliate Notes bear interest from the date issuance at the rate of twelve percent (12%) per annum. All accrued interest and principal is due and payable in a balloon payment upon the sixtieth (60th) month anniversary of the Affiliate Notes. The Company may prepay the Notes, in whole or in part, upon five (5) days prior written notice to the payee at a cost equal to accrued interest plus the present value of the Affiliate Notes discounted at a rate equal to (x) the then U.S. Treasury rate for 5-year Notes as reported by Bloomberg on the date of such prepayment notice, plus (y) 100 basis points.
The Company, as successor to Prior Sutura, currently owes Mr. Ratering, an officer and director of Registrant, the principal amounts of $516,091 and $410,317 pursuant to two promissory notes. In 2007, each of the notes bore simple interest at 8% and were to be due and payable on December 31, 2007. The accrued interest on such notes as of December 31, 2007 was $41,287 and $32,825 respectively. On January, 17, each of the notes were amended to extend the maturity date of each of the notes to July 1, 2009, to increase the interest rate to 10% (effective as of January 1, 2008), and to provide that each of the notes were to be convertible at the election of Mr. Ratering into 11,580,090 shares of the Company’s Common Stock at a conversion rate of $0.08 per share.
The Company currently owes Gauss N.V. the principal amount of €110,815 (approximately $162,000) U.S. Dollars pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2007. The accrued interest on the note as of December 31, 2007 was €8,840 (approximately $12,910 U.S. Dollars). Gauss N.V. is jointly owned by Mr. Ratering and Mr. Nobles.

Prior Sutura previously leased its facilities in Fountain Valley, California (Newhope Street Property), from Mr. Nobles.
On August 2, 2004, Mr. Nobles sold the Newhope Street Property to NV Properties LLC, a Nevada limited liability company. At the same time, NV Properties entered into a new lease with Prior Sutura on substantially the same economic terms as the prior lease between Prior Sutura and Mr. Nobles. The term is for a period of ten years, commencing on August 1, 2004. The base rent is $27,118 per month and is subject to adjustment on an annual basis by the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPIW (Urban Wage Earners and Clerical Workers) for Los Angeles, Riverside, Orange Counties). Mr. Nobles serves as one of three managers of NV Properties. As of December 31, 2006, Mr. Nobles was a member with a 42.3266% interest in NV Properties. The provisions of the NV Properties’ Operating Agreement provide that actions are taken by majority vote of the managers and that no manager may vote on actions in which he has a direct or indirect financial interest other than as a member or manager of NV Properties. The Operating Agreement specifically prohibits Mr. Nobles from voting on any matter pertaining to the lease of the building by NV Properties to Prior Sutura. On March 26, 2007 Mr. Nobles sold 52.5% of his interest in NV Properties to his partners in that entity, and he now holds a 20.1051% interest in NV Properties.
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

Item 13. Exhibits

Exhibits

3.1	Certificate of Incorporation[1]

3.2	Certificate of Amendment to Certificate of Incorporation[2]

3.3	Certificate of Amendment to Certificate of Incorporation[7]

3.4	Certificate of Merger[7]

3.5	Bylaws[7]

4.1	Form of Common Stock Certificate[1]

10.1	Sutura Inc. 2001 Stock Option Plan[7]

10.2	Sutura Inc. 1999 Stock Option Plan[7]

10.3	Employment Agreement with Egbert Ratering[7]

10.4	Employment Agreement with Anthony Nobles[7]

10.5	Sutura Inc. 2006 Stock Option Plan[7]

10.6	Lease for Fountain Valley Location[7]

10.7	Sucor License Agreement[7]

10.8	Sterilis License Agreement[7]

10.9	Option and Distribution Agreement with Getz Bros. & Co., Inc., dated September 20, 2002[7]

10.10	Convertible Promissory Note in Favor of Getz Bros. & Co., Inc., dated September 20, 2002[7]

10.11	Purchase Agreement, dated as of September 17, 2004 by and between Sutura, Inc. and certain other parties thereto.[3]

10.12	Purchase Agreement, dated as of March 24, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.13	Form of Secured Convertible Promissory Note, dated September 17, 2004.[3]

10.14	Form of Secured Convertible Promissory Note dated March 24, 2005.[3]

10.15	Form of Warrant, dated September 17, 2004.[3]

10.16	Form of Warrant dated, March 24, 2005.[3]

10.17	Purchase Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.18	Second Amended Security Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.19	Second Amended Patent and Trademark Security Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.20	Second Amended Registration Rights Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.21	Form of Secured Convertible Promissory Note, dated September 7, 2005.[3]

10.22	Form of Warrant dated September 7, 2004.[3]

10.23	Amendment to Secured Convertible Promissory Notes and Warrants, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.24	Amendment to Secured Convertible Promissory Notes and Warrants, dated March 31, 2006 by and between Sutura, Inc. and certain other parties thereto.[4]

10.25	Agreement and Plan of Merger dated November 22, 2004.[5]

10.26	Distributor Agreement with Getz Bros & Co., Inc. dated September 20, 2002.[7]

10.27	Distribution Agreement with The Lifemed Group, Inc. dated January 16, 2006.[7]

10.28	Form of Secured Convertible Promissory Note, dated March 5, 2007.[8]

10.29	Form of Promissory Note, dated May 18, 2007.[9]

10.30	Form of Promissory Note, dated July 2, 2007.[10]

10.31	Form of Promissory Note, dated July 16, 2007.[11]

10.32	Amendment to Secured Promissory Notes, effective as of July 1, 2007.[12]

10.33	Form of Convertible Promissory Note, dated September 21, 2007.[13]

10.34	Common Stock Purchase Agreement between Sutura and Grootkasteel, B.V., dated November 21, 2007.[14]

10.35	Settlement, License and Release Agreement between Sutura, Abbott Laboratories and Abbott Vascular, Inc., effective December 3, 2007.[15]

10.36	Convertible Promissory Note, dated December 12, 2007.[16]

14.1	Code of ethics for the Board of Directors.[6]

14.2	Code of ethics for Executive Officers.[6]

31.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed as part of the Form 10-KSB filed in May 1995 and amendments thereto which are hereby incorporated by reference.

[2]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2001.

[3]	Previously filed as an exhibit to Form 8-K, filed on September 13, 2005.

[4]	Previously filed as an exhibit to Form 8-K filed on March 31, 2006.

[5]	Previously filed as an exhibit to Form 8-K filed on December 1, 2004.

[6]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2003.

[7]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2005.

[8]	Previously filed as an Exhibit to Form 8-K filed on March 7, 2007.

[9]	Previously filed as an Exhibit to Form 8-K filed on May 24, 2007.

[10]	Previously filed as an Exhibit to Form 8-K filed on July 6, 2007.

[11]	Previously filed as an Exhibit to Form 8-K filed on July 19, 2007.

[12]	Previously filed as an Exhibit to Form 8-K filed on September 18, 2007.

[13]	Previously filed as an Exhibit to Form 8-K filed on September 25, 2007.

[14]	Previously filed as an Exhibit to Form 8-K filed on November 26, 2007.

[15]	Previously filed as an Exhibit to Form 8-K filed on December 4, 2007.

[16]	Previously filed as an Exhibit to Form 8-K on December 17, 2007.
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
SUTURA INC

By:	/s/ BRIAN ABRAHAM, PhD.

Brian Abraham, PhD., Chief Executive Officer and Director

Date:	April 15, 2008

By:	/s/ RICHARD BJORKMAN

Richard Bjorkman, Chief Financial Officer, Vice President Finance and Director

Date:	April 15, 2008
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MARK STREFLING

Mark Strefling, Chairman of the Board, Director

Date:	April 15, 2008

By:	/s/ ANTHONY NOBLES, PhD.

Anthony Nobles, PhD., President, Chief Operating Officer, Chief Scientific Officer and Director

Date:	April 15, 2008

By:	/s/ JOHN KOPCHIK

John Kopchik, Director

Date:	April 15, 2008

By:	/s/ EGBERT RATERING

Egbert Ratering, Executive Vice President and Director

Date:	April 15, 2008

SUTURA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Sutura Inc. and subsidiaries
We have audited the accompanying consolidated balance sheet of Sutura Inc. and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sutura Inc. and subsidiaries as of December 31, 2007, and the results of its consolidated operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.
/s/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
March 17, 2008

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$7,767,196
Marketable securities	10,782,372
Certificates of deposit — Short Term	754,616
Accounts Receivable, Net	31,603
Inventory	410,569
Prepaid expenses	54,558

Total current assets	19,800,914
LONG TERM ASSETS
Property & equipment, net	251,404
Certificates of deposit — Long Term	380,702
Deposits	201,263

Total long term assets	833,369

$20,634,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,358,047
Loan payable — officers	119,858
Customer deposits	1,006,311
Notes payable — officers	926,408
Notes payable — related party	161,823
Notes payables	100,000
Convertible notes payable- net of beneficial conversion	3,811,698

Total current liabilities	9,484,145
LONG TERM LIABILITIES:
Convertible notes payable- net of beneficial conversion	16,556,134
Notes payables	1,700,000
Notes payables officers	400,000

Total long term liabilities	18,656,134
COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 272,650,262 shares issued and outstanding	272,650
Additional paid in capital	50,941,329
Accumulated deficit	(57,661,739)
Other comprehensive loss	(1,058,236)

Total stockholders’ deficit	(7,505,996)

$20,634,283

The accompanying notes are an integral part of these consolidated financial statements.

     SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
NET SALES	$252,041	$634,569
COST OF GOODS SOLD(1)	2,256,331	2,203,690

GROSS LOSS	(2,004,290)	(1,569,121)
OPERATING EXPENSES:
Research and development(1)	696,448	547,270
General and administrative(1)	5,144,733	4,434,976
Sales and marketing(1)	627,144	1,533,128

Total operating expenses	6,468,325	6,515,374

OPERATING LOSS	(8,472,615)	(8,084,495)
OTHER INCOME (EXPENSE)
Interest Income	33,993	25,396
Interest Expense(2)	(4,275,905)	(3,938,516)
Other Income	687,475	—
Litigation Settlement	23,000,000	—

Total other income (expense), net	19,445,563	(3,913,121)

NET INCOME(LOSS)	10,972,948	(11,997,615)

OTHER COMPREHENSIVE LOSS
Unrealized Loss on Marketable Securities	(44,271)	—
Foreign Translation Loss	(76,801)	(51,180)

COMPREHENSIVE INCOME(LOSS)	$10,851,876	$(12,048,805)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.04	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING*	266,730,827	209,404,663

*Weighted average number of shares used to compute basic and diluted income(loss) per share is the same since the effect of dilutive securities is anti-dilutive.

(1)Includes stock-based compensation charges (credits) of:
Cost of good sold	$60,512	$61,850
Research and development	56,832	61,850
General and administrative	196,460	186,488
Sales and Marketing	16,724	55,778
(2)Includes amortization of beneficial conversion feature and fair value of warrants of:	$1,796,908	$2,143,920
The accompanying notes are an integral part of these consolidated financial statements.

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

						TOTAL
			ADDITIONAL	OTHER		STOCKHOLDERS
	COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED	EQUITY
	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	(DEFICIT)
BALANCE, DECEMBER 31, 2005	185,417,282	$185,418	$41,542,495	$(885,974)	$(56,637,072)	$(15,795,136)
Private placement of common stock	49,261,530	49,262	3,065,015	—	—	$3,114,277
Warrants issued with placement of stock			805,723			$805,723
Interest expenses converted into shares	23,268,588	23,269	1,618,176	—	—	$1,641,445
Beneficial conversion feature convertible notes	—	—	928,887	—	—	$928,887
Conversion notes payable	1,220,708	1,220	543,640	—	—	$544,860
Compensation expenses options employees	—	—	365,966	—	—	$365,966
Compensation expenses options non-employees	—	—	114,672	—	—	$114,672
Foreign translation adjustment	—	—	—	(51,190)	—	$(51,190)
Net loss	—	—	—	—	(11,997,615)	$(11,997,615)

BALANCE, DECEMBER 31, 2006	259,168,108	$259,169	$48,984,574	$(937,164)	$(68,634,687)	$(20,328,109)
Private placement of common stock	1,420,455	1,420	98,580	—	—	$100,000
Interest expenses converted into shares	12,061,699	12,061	947,606			$959,667
Beneficial conversion feature notes commitment fee	—	—	412,767	—	—	$412,767
Compensation expenses options employees			330,528			$330,528
Compensation expenses options non-employees			167,273			$167,273
Unrealized loss on marketable securities				(44,271)		$(44,271)
Foreign translation adjustment				(76,801)		$(76,801)
Net loss					10,972,948	$10,972,948

BALANCE, DECEMBER 31, 2007	272,650,262	$272,650	$50,941,329	$(1,058,236)	$(57,661,739)	$(7,505,996)
The accompanying notes are an integral part of these consolidated financial statements.

\

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,972,948	$(11,997,615)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	233,256	291,348
Provision for doubtful debts	—	4,468
Beneficial conversion feature	1,796,908	2,143,920
Stock based compensation expenses- employees	330,528	365,966
Stock based compensation expenses- non employees	167,274	114,673
Interest expenses converted into shares.	1,477,387	1,641,444
Reserve for inventory obsolescence	—	250,000
(Increase) decrease in current assets:
Accounts receivables	60,968	12,772
Inventory	49,550	(454,614)
Prepaid expenses	148,460	182,357
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(621,522)	752,190
Accrued payroll	7,851	(376,127)
Customer deposits	(133,664)	(31,000)

Total Adjustments	3,516,997	4,897,396

Net cash provided by (used in) operating activities	14,489,945	(7,100,219)

CASH FLOWS INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(61,698)	(158,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements	100,000	3,920,000
Proceeds from notes payable	3,950,000	2,250,000
Purchases of marketable securities	(11,961,961)	—

Net cash provided by financing activities	(7,911,961)	6,170,000

Effect of rate changes on cash and cash equivalents	12,754	10,348
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	6,529,040	(1,078,849)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,238,154	2,317,003

CASH & CASH EQUIVALENTS, ENDING BALANCE	$7,767,196	$1,238,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes	$—	$—

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
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosures made in the accompanying notes. Actual results could differ from those estimates.
CASH AND CASH EQUIVALENTS
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts.
MARKETABLE SECURITIES
The Company’s securities are classified as available-for-sale and, as such, are carried at fair value. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.
Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2007 and 2006, comprehensive income included a net translation loss of $121,072 and $51,190 respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $1,058,236 as of December 31, 2007.
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
IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.
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
FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a summary of operating information for the years ended December 31, 2007 and 2006:

	December 31	December 31
	2007	2006
Sales US	$21,999	$282,798
Total export	230,042	351,772

Total sales	$252,041	$634,569

        .
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.
In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.
RECLASSIFICATION
Certain 2006 amounts have been reclassified to conform to the 2007 presentation.
NOTE 3 MARKETABLE SECURITIES AND CERTIFICATES OF DEPOSIT
The Company’s securities are classified as available-for-sale and, as such, are carried at fair value. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.
Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.
Marketable securities classified as available for sale consisted of the following as of December 31, 2007:

	Acquisition	Market	Accumulated
	cost at	value at	unrealized
	Dec 31 2007	Dec 31 2007	Gain (Loss)
Taxable auction rate securities	$4,000,232	$4,000,000	$(232)
Government bonds	6,339,587	6,303,767	(35,820)
Corporate bonds	477,000	478,605	1,605

Totals	$10,816,819	$10,782,372	$(34,447)

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certificates of deposit consisted of the following as of December 31, 2007:

	Acquisition	Market	Accumulated
	cost at	value at	unrealized
	Dec 31 2007	Dec 31 2007	Gain (Loss)
Short Term Certificates of deposit	$760,286	$754,616	$(5,670)
Long Term Certificates of deposit	384,855	380,702	$(4,153)

	$1,145,141	$1,135,318	$(9,823)

NOTE 4. ACCOUNTS RECEIVABLES
The company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor’s compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. The company has provided allowance for bad debts in amounts of $ 56,111 as on December 31, 2007 of which $ 51,000 is for a note receivable on a company which is involved in litigation against Sutura.

December 31
2007
Total accounts receivables	$87,714
Allowance for bad debts	(56,111)

Net accounts receivables	$31,603

NOTE 5. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. The Company has established a reserve of $ 350,000 for potential obsolescence of excess inventory of finished goods and components.
Inventories are comprised of the following:

December 31
2007
Raw material/WIP	$367,473
Work in process	279,721
Finished goods	113,375

760,569
Less: Reserve for obsolescence	(350,000)

$410,569

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. PROPERTY & EQUIPMENT
Equipment consisted of the following as of:

December 31
2007
Computers	$357,406
Office furniture and fixtures	583,740
Machinery and equipment	2,652,788

3,593,934
Less: Accumulated depreciation	(3,342,530)

$251,404

NOTE 7. CUSTOMER DEPOSITS
In 2002, the Company entered into an option and distribution agreement with a distributor. Under the agreement, the Company received $1,250,000 as an advance payment which will be applied against distributor’s future purchases of products. To date, we have shipped only nominal amounts of product to the distributor as an offset to the advance payments. If the Distributor Agreement is subsequently terminated or expires pursuant to their terms, all advance payments that have not been offset by shipped product must be repaid at termination.

December 31
2007
Opening balance per January 1st, 2007	$1,139,975

Applied against shipments	133,664

Ending balance per December 31, 2007	$1,006,311

NOTE 8. ACCOUNTS PAYABLE & ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following at,

December 31
2007
Accounts payable — trade creditors	$227,629
Accounts payable — legal and professional	53,646
Accrued expenses	155,110
Accrued compensation	2,080,446
Accrued interest payable	841,215

$3,358,047

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 LOANS PAYABLE — OFFICER
The Company has borrowed monies from two of its officers. The loans are payable on demand, interest free and are unsecured. The Company owes the officers the following amounts at:

December 31
2007
Loans payable to officers on demand, interest free and unsecured.	$58,526
Loans payable to officers on demand, interest free and unsecured.	61,333

$119,858

NOTE 10. NOTES PAYABLE — OFFICER
The Company owes Mr. Ratering, an officer and director of Sutura, the principal amounts of $393,000 and $293,618 pursuant to two promissory notes, each bearing simple interest at 8% and each becoming due and payable on December 31, 2008. On January 1st 2006 and 2007 respectively $171,166 and $68,623 outstanding but unpaid interest was added to the principal sum of the notes.

December 31
2007
Notes payable to officer on demand bearing interest rate of 8%, unsecured	$926,408
Interest expense for the year ended December 31, 2007 and 2006 amounted to $74,112 and $68,623 respectively.
NOTE 11. NOTES PAYABLE RELATED PARTY
The Company has one note payable to Gauss N.V. for the principal amount of €80,000 pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2008. Gauss N.V. is jointly owned by Mr. Ratering and Mr. Nobles, each of whom is an officer and director of Sutura. On January 1st 2007 and 2006 respectively €8,188 and €22,627 outstanding but unpaid interest was added to the principal sum of the note.

December 31
2007
Notes payable with interest at 8% due and demandable on December 31, 2007	$161,823

Interest expense for the year ended December 31, 2007 and 2006 amounted to $12,191 and $10,321 respectively.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. NOTES PAYABLE SHORT TERM
Whitebox bridge loan.
On December 12, 2007, the Registrant issued an unsecured Promissory Note in the principal amount of $100,000 to Pandora Select Partners, L.P., a British Virgin Islands limited partnership, an affiliate of Whitebox Advisors, LLC. The principal balance the note bore a one-time interest charge of Two Thousand Dollars ($2000). The Company paid the outstanding amounts of principal and interest due under this note on January 15, 2008.
NOTE 13. CONVERTIBLE NOTES PAYABLE
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
Using the effective interest method the total debt discount of the Whitebox I notes has been amortized over the term of the notes and charged to interest expense. In the years ending December 31, 2007 and 2006 $582,755 and $1,165,509 respectively was expensed.
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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox I by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$0.08 per share. The amount of the consent fee of $196,500 will be charged to interest expenses over the 2 year term of the note. In the six months period ended December 31, 2007 $49,126 was amortized and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $163,361 and will be charged to interest expenses over the term of the loan. In the six months period ended December 31, 2007 $40,840 was amortized and charged to interest. If all of the Whitebox I notes are converted the company will currently issue to the Whitebox affiliates 84,331,250 shares in the aggregate at a conversion rate of $0.08.
Interest expense for Whitebox I for the year ended December 31, 2007 and 2006 amounted to $846,916 and $786,000 respectively.
As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter may be converted in a new note at the same terms of the original note. The company elected to issue a new note (Whitebox Ia) of $202,395 per September 30, 2007 with 12% interest and convertible at $0.08 per share. If all of the Whitebox Ia notes are converted the company will currently issue to the Whitebox affiliates 2,529,938 shares in the aggregate at a conversion rate of $0.08.
Interest expense for Whitebox Ia for the year ended December 2007 was $6,072.
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
The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 325,479 which was recorded as debt discount, a reduction of the carrying amount of the debt. There was no beneficial conversion feature on the notes. Using the effective interest method the fair value of the warrants will be amortized over the term of the note and charged to interest expense. In the years ending December 31, 2007 and 2006 $67,876 and $135,752 respectively was expensed. The Company further incurred financial consulting fees of $ 240,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the years ending December 31, 2007 and 2006 $40,000 and $80,000 respectively was expensed as a general expense.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox II by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $90,000 will be charged to interest expenses over the 2 year term of the note. In the year ended December 31, 2007 $22,500 was amortized and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $74,822 and will be charged to interest expenses over the term of the loan. In the year ended December 31, 2007 $18,706 was amortized and charged to interest. If all of the Whitebox II notes are converted the company will currently issue to the Whitebox affiliates 38,625,000 shares in the aggregate at a conversion rate of $0.08.

Interest expense for the year ended December 31, 2007 and 2006 amounted to $387,900 and $274,000 respectively.
As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter may be converted in a new note at the same terms of the original note. The company elected to issue a new note (Whitebox IIa) of $92,700 per September 30, 2007 with 12% interest and convertible at $0.08 per share. If all of the Whitebox IIa notes are converted the company will currently issue to the Whitebox affiliates 1,158,750 shares in the aggregate at a conversion rate of $0.08. Interest expenses for Whitebox IIa for the year ended December 2007 were $2,781.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The notes were convertible into common stock determined by a company valuation of $250,000,000 divided by the total number of fully diluted shares outstanding on the conversion date. On September 30, 2006, based on the then outstanding shares of the Company, the Whitebox III notes were convertible into an aggregate of 7,595,606 shares resulting in a conversion rate of $0.8848. The total numbers of warrants issued with a term of 5 years are 1,609,197 at an exercise price of $.87. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 85%, term of five years and a discount of 3.89% was determined to be $ 891,404 and was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature of the notes was determined to be $839,234 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the years ending December 31, 2007 and 2006 $606,896 and $503,353 respectively was expensed. The Company further incurred financial consulting fees of $560,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the years ending December 31, 2007 and 2006 $186,668 and $186,668 respectively was expensed as a general expense.
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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox III by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $210,000 will be charged to interest expenses over the 2 year term of the note. In the year ended December 31, 2007 $55,200 was amortized and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $174,584 and will be charged to interest expenses over the term of the loan. In the year ended December 31, 2007 $43,646 was amortized and charged to interest. If all of the Whitebox III notes are converted the company will currently issue to the Whitebox affiliates 90,125,000 shares in the aggregate at a conversion rate of $0.08.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest expense for the year ended December 31, 2007 and 2006 amounted to $711,425 and $560,000 respectively.
As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter may be converted in a new note at the same terms of the original note. The company elected to issue a new note (Whitebox IIIa) of $162,625 per September 30, 2007 with 12% interest and convertible at $0.08 per share. If all of the Whitebox IIIa notes are converted the company will currently issue to the Whitebox affiliates 2,032,813 shares in the aggregate at a conversion rate of $0.08.

Interest expense for Whitebox IIIa for the year ended December 2007 was $4,879.
IDYLWOOD

On April 27, 2006, the Company completed the private placement of $750,000 aggregate principal amount of Convertible Promissory Notes with Idylwood Partners L.P. (the “Idylwood Note”) The Idylwood Note bears interest at the rate of eight percent (8%) per annum. The Idylwood note had conversion rights of 15,151,515 shares at a conversion price of $0.0495. On December 30, 2007 the company paid back the note and all accrued interest.
Interest expense for the year ended December 31, 2007 and 2006 amounted to $60,000 and $40,500 respectively.
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
The company and Whitebox further agreed that Whitebox has the right to invest a further $1,500,000 on or before March 31, 2007 (collectively, the “New Loan”) at the same terms as the current loan. The relative fair value of this option, using the Black Scholes method assuming a volatility of the stock of 226%, term of 3.5 months and a discount of 4.1% was $414,548. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The fair value of the beneficial conversion feature of the notes was determined to be $247,882 using the Black Scholes method assuming a volatility of the stock of 226%, term of 18 months and a discount of 4.1%. The beneficial conversion feature and the value of the

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
option are recorded as a debt discount, a reduction of the carrying amount of the debt. Using the effective interest method this debt discount will be amortized over the 18 months term of the note and charged to interest expense. In the years ending December 31, 2007 and 2006 $401,468 and $12,660 respectively was expensed. The Company further incurred financial consulting fees of $90,000 which it also recorded as a debt discount, a reduction of the carrying amount of the debt and which will also be amortized over the term of the loan. In the years ending December 31, 2007 and 2006 $60,000 and $2,500 respectively was expensed as a general expense. Interest expense for the year ended December 31, 2007 and 2006 amounted to $120,000 and $5,667 respectively.
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox V. As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter may be converted in a new note at the same terms of the original note. The company elected to issue a new note (Whitebox Va) of $30,000 per September 30, 2007 with 8% interest and convertible at $0.045 per share. If all of the Whitebox Va notes are converted the company will currently issue to the Whitebox affiliates 666,666 shares in the aggregate at a conversion rate of $0.045.
Interest expense for Whitebox IIIa for the year ended December 2007 was $900.
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
The Company incurred financial consulting fees of $ 90,000 which it recorded as a debt discount, a reduction of the carrying amount of the debt and which will also be amortized over the term of the loan. In the year ending December 31, 2007 $47,500 was expensed as a general expense.
Interest expense for the year ended December 31, 2007 amounted to $98,333.
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox VI. As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter may be converted in a new note at the

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
same terms of the original note. The company elected to issue a new note of $30,000 (Whitebox VIa) per September 30, 2007 at 8% interest and convertible at $0.045 per share. If all of the Whitebox VIa notes are converted the company will currently issue to the Whitebox affiliates 666,666 shares in the aggregate at a conversion rate of $0.045. Interest expenses for Whitebox VIa for the year ended December 2007 were $900.
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
Interest expense for the year ended December 31, 2007 was $18,667.
WHITEBOX VIII
On September 21, 2007, the Company arranged a debt financing of $1,000,000 from Whitebox affiliated parties in exchange for the issuance of 12-month secured convertible promissory notes. (“Whitebox VIII”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest expense for the year ended December 31, 2007 was $22,000.
A summary of the convertible notes is as follows at:

	December 31	December 31
	2007	2006
Whitebox I	$6,746,500	$6,550,000
Whitebox Ia	202,395	—
Whitebox II	3,090,000	3,000,000
Whitebox IIa	92,700	—
Whitebox III	7,210,000	7,000,000
Whitebox IIIa	162,625	—
Idylwood Partners LLP	—	750,000
Whitebox V	1,500,000	1,500,000
Whitebox Va	30,000	—
Whitebox VI	1,500,000	—
Whitebox VIa	30,000	—
Synapse settlement note	400,000	—
Whitebox VIII	1,000,000	—

	$21,964,220	$18,800,000
Debt issue costs	(193,664)	(437,832)
Loan commitment expenses	(372,374)	—
Beneficial conversion feature	(1,030,350)	(2,414,491)

	$20,367,832	$15,947,678

Classified as current liability	$3,811,698	—
Classified as long term liability	$16,556,134	$15,947,678
Summary of convertible notes conversion rights:

	Conversion shares	Conversion	Intrinsic value per	Conversion shares	Conversion	Intrinsic value per
	per Dec 31 2006	price	December	per Dec 31 2007	price	December
Whitebox I	43,666,667	$0.1500	$—	84,331,250	0.0800	$—
Whitebox Ia	—	—	—	2,529,938	0.0800	—
Whitebox II	20,000,000	0.1500	—	38,625,000	0.0800	—
Whitebox IIa	—	—	—	1,158,750	0.0800	—
Whitebox III	46,666,667	0.1500	—	90,125,000	0.0800	—
Whitebox IIIa	—	—	—	2,032,813	0.0800	—
Idylwood Partners LLP	15,151,515	0.0495	7,576	—	0.0495	—
Whitebox V	33,333,333	0.0450	166,667	33,333,333	0.0450	500,000
Whitebox Va	—	—	—	666,667	0.0450	10,000
Whitebox VI	—	—	—	33,333,333	0.0450	500,000
Whitebox VIa	—	—	—	666,667	0.0450	10,000
Synapse settlement note		—	—	2,666,667	0.1500	—
Whitebox VIII	—	—	—	14,285,714	0.0700	—

	158,818,182		$174,242	303,755,131		$1,020,000

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. NOTES PAYABLES LONG TERM
WHITEBOX VII
On May 18, 2007, and on June 13, 2007, the Company borrowed an aggregate principal amount of $350,000 and $200,000, respectively, evidenced by unsecured promissory notes (“Whitebox VII”) issued to certain affiliates of Whitebox. On July 2, 2007, the Company borrowed an further aggregate principal amount of $1,150,000 evidenced by unsecured promissory notes (“Whitebox VIII”) delivered to certain affiliates of Whitebox Advisors, LLC bringing the total amount to $1,700,000.
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
A summary of the long term notes is as follows at:

December 31
2007
Whitebox VII	$1,700,000
     Interest expense for the year ended December 31, 2007 was $107,267.
NOTE 15. NOTES PAYABLES OFFICERS
The Company borrowed an aggregate principal amount of $400,000 evidenced by Promissory Notes (the “Affiliate Notes”), dated July 16, 2007 and issued to certain officers and directors of the Company, or their affiliates. The Notes were issued to GrootKasteel, B.V. ($200,000 principal amount), the

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lynne D. Teckman Trust ($100,000 principal amount), and The Bjorkman Family Trust, dated November 2, 2000 ($100,000 principal amount). The Affiliate Notes are unsecured and are in substantially the same form as the promissory notes issued to certain affiliates of Whitebox Advisors on July 2, 2007. Issuance of the Affiliate Notes was approved by a disinterested majority of the Company’s Board of Directors. The Affiliate Notes bear interest from the date issuance at the rate of twelve percent (12%) per annum. All accrued interest and principal is due and payable in a balloon payment upon the sixtieth (60th) month anniversary of the Affiliate Notes. The Company may prepay the Notes, in whole or in part, upon five (5) days prior written notice to the payee at a cost equal to accrued interest plus the present value of the Affiliate Notes discounted at a rate equal to (x) the then U.S. Treasury rate for 5-year Notes as reported by Bloomberg on the date of such prepayment notice, plus (y) 100 basis points.
A summary of the convertible notes is as follows at:
A summary of the long term notes to officers is as follows at:

December 31
2007
Officers	$400,000
Interest expense for the year ended December 31, 2007 amounted to $20,000.
NOTE 16. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
The majority of the Sales in the years ended December, 2007 and 2006 was made to a few customers. At December 31, 2007 the total sales to two major customers was $80,578 and the receivable balance from these major customers was $23,870. In fiscal year 2006, the two major customers comprised approximately $147,600 of the Company’s total sales and the receivable balance from these major customers was $29,304. Management believes that customer acceptance, billing, and collection policies are adequate to minimize potential risk on trade receivables.
NOTE 17. TAXES ON INCOME
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
At December 31, 2007 the Company had available federal and state net operating loss carryforwards amounting to approximately $32,020,000 that are available to offset future federal and state taxable income and that expire in various periods through 2027 for federal tax purposes and 2014 for state tax purposes. At December 31, 2007, the Company has foreign tax loss carry forwards of approximately $3,467,000 that do not expire. No

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
benefit has been recorded for any loss or credit carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

Net deferred tax asset	$(14,444,134)
Inventory Reserve	119,000
Less valuation allowance	(14,325,134)

Net deferred tax asset	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	December 31	December 31
	2007	2006
Tax expense (credit) at statutory rate federal	(32)%	(32)%
State tax expense net of federal tax	(8)	(8)
Permanent differences	1	1
Valuation allowance	39	39

Tax expense at actual rate	—	—

NOTE 18. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. Comprehensive loss included net translation losses of $76,801 for the year ended December 31, 2007 and $51,190 for the year ended December 31, 2006 respectively.
As of December 31, 2007, other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section consists of accumulated foreign currency translation loss of $1,013,965 and unrealized loss on marketable securities of $44,271.
NOTE 19. COMMITMENTS
The company previously leased its facilities in Fountain Valley, California (Newhope Street Property), from its president Anthony Nobles. On August 2, 2004, Mr. Nobles sold the Newhope Street Property to NV Properties LLC, a Nevada limited liability company. At the same time, NV Properties entered into a new lease with the Company on substantially the same economic terms as the prior lease between the Company and Mr Nobles. The term is for a period of ten years, commencing on August 1, 2004. The base rent is $28,117 per month.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The future minimum monthly lease payments under the facility operating lease, whose terms are in excess of one year follows:

Year Ending
December 31,
2007	$327,600
2008	337,409
2009	337,409
2010	337,409
2011	337,409

Total	$1,677,236
The company arranged several debt financings from Whitebox Advisors and related parties in exchange for the issuance of convertible promissory notes and warrants. The performance of these notes is secured by all of the assets of the company.
NOTE 20. RELATED PARTY TRANSACTIONS
On November 21, 2007, the Company entered into a Common Stock Purchase Agreement with GrootKasteel, B.V., a Dutch company, pursuant to which GrootKasteel purchased 1,420,455 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $.0704 per share. Gauss N.V. holds 100% of the ownership interests of GrootKasteel. Anthony Nobles, PhD. and Egbert Ratering, each an officer and director of the Company, jointly own Gauss N.V.
The Company, as successor to Prior Sutura, currently owes Mr. Ratering, an officer and director of Registrant, the principal amounts of $516,091 and $410,317 pursuant to two promissory notes. In 2007, each of the notes bore simple interest at 8% and were to be due and payable on December 31, 2007. The accrued interest on such notes as of December 31, 2007 was $41,287 and $32,825 respectively. On January, 17, 2008 each of the notes were amended to extend the maturity date of each of the notes to July 1, 2009, to increase the interest rate to 10% (effective as of January 1, 2008), and to provide that each of the notes were to be convertible at the election of Mr. Ratering into 11,580,090 shares of the Company’s Common Stock at a conversion rate of $0.08 per share.
The company leased its facilities in Fountain Valley, California (Newhope Street Property) from Dr. A Nobles, an officer of the Company. On August 2, 2004, the officer sold a majority interest in the Newhope Street Property to NV Properties LLC, a Nevada limited liability company. At the same time, NV Properties entered into a new lease with the Company on substantially the same economic terms as the prior lease between the Company and the officer of the Company. During the fiscal year 2007, Mr. Nobles, CEO of the Company, was a member with a 20.1051% interest in NV Properties and served as one of its three managers.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21. LEGAL PROCEEDINGS
On February 16, 2005, Millenium Holding Group, Inc. filed a complaint against Prior Sutura in the United States District Court, District of Nevada, Case No. CV-S 05-0356-JCM-LRL, alleging, among other things, that Prior Sutura conspired with Fusion Capital, to breach the implied covenant of good faith and fair dealing in connection with its termination of a merger agreement with Millenium. In March, 2007, the Company was successful in its motion for Summary Judgement in this action. All that remains is resolution of the Company’s counterclaims against Millenium for payment of $60,000 due under a Promissory Note in favor of the Company. The Company expects to resolve its counterclaims in this matter in the near term.
On June 30, 2005, certain stockholders of Prior Sutura filed two separate, but related, complaints in the Superior Court of the State of California, County of Orange-Central Justice Center. The Company and the primary plaintiffs in the two actions (Synapse Fund I, Synapse Fund II and Go Industries, Inc.) held settlement discussions to resolve the disputes raised in these two complaints, and reached an agreement in principal to settle the litigation between the parties. The settlement agreement was approved by the Superior Court on June 1, 2007. Among other terms, as part of the settlement agreement the Company delivered to Synapse Fund I, LLC, for the benefit of all plaintiffs, a convertible secured promissory note in the principal amount of $400,000. The settlement agreement also contained certain covenants of Messrs. Nobles and Ratering and mutual releases between the parties. The convertible secured promissory note bears interest at 8% per annum, payable quarterly in arrears, and may be paid in capital stock at a conversion rate of $0.08 per share. The principal amount of the note, together with any accrued but unpaid interest will be due and payable in eighteen (18) months or may be converted pursuant to the terms of the note at the rate of $0.15 per share. Lastly, in connection with the settlement agreement, the Company has agreed to provide the plaintiffs with rights to have the shares issuable upon conversion of principal or interest due under the note to be registered for resale pursuant to the Securities Act of 1933 if at any time any Whitebox affiliate exercises its rights to require shares of the Company to be registered.
On July 5, 2007, a shareholder filed a complaint against the Company and Mr. Nobles, an officer of the Company entitled Pham v. Nobles, et al. (Orange County (California) Superior Court Case No. 07CC07644). Plaintiff has asserted causes of action for breach of contract, fraud and negligent misrepresentation against both the Company and Mr. Nobles. The Company filed an answer to Plaintiff’s complaint on October 31, 2007. The Parties then agreed that Plaintiff’s claims against the Company are subject to a written arbitration agreement and have therefore agreed that the case be stayed and submitted to binding arbitration. On January 31, 2008, the court stayed this case pending binding arbitration and set an order to show cause hearing as to why the case should not be dismissed for July 9, 2008. Plaintiff has not yet filed an arbitration demand nor initiated the arbitration process. The Company intends to vigorously defend all claims brought against it in this matter.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22. STOCKHOLDER’S DEFICIT
COMMON STOCK

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
On March 31, 2007 the company elected to issue 5,331,250 shares at a price of $.08 to Whitebox in payment of $426,500 in interest expenses for the 1st Quarter of 2007.
On June 30, 2007 the company elected to issue 5,331,250 shares at a price of $.08 to Whitebox in payment of $426,500 in interest expenses for the 2nd Quarter of 2007.
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
On March 31, 2007 the company elected to issue 614,242 shares at a price of $.07163 to Whitebox in payment of $ 44,000 in interest expenses for the 2nd Quarter of 2007.
On June 30, 2007 the company elected to issue 751,624 shares at a price of $.07983 to Whitebox in payment of $ 60,000 in interest expenses for the 2nd Quarter of 2007.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On June 30, 2007 the company elected to issue 33,333 shares at a price of $.08 to Synapse in payment of $2,667 in interest expenses for the 2nd Quarter of 2007.
On November 21, 2007, the Company entered into a Common Stock Purchase Agreement with GrootKasteel, B.V., a Dutch company, pursuant to which GrootKasteel purchased 1,420,455_shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $.0704 per share. Gauss N.V. holds 100% of the ownership interests of GrootKasteel. Anthony Nobles, PhD. and Egbert Ratering, each an officer and director of the Company, jointly own Gauss N.V.
NOTE 23. STOCK BASED COMPENSATION
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
On May 8, 2007 the entire Board of Directors also unanimously approved the issuance of non-qualified options to employees, directors and consultants of the Company to purchase 2,300,000 shares of the Company’s common stock pursuant to the plan. All of these options have an exercise price of $0.07 ,are subject to a four year vesting period whereby 25% of the granted options vest at the end of the first year following the grant date, and the remaining option amounts vest in equal quarterly installments over the next following three years.
On July 2, 2007 the entire Board of Directors unanimously approved a further issuance of non-qualified options to employees, directors and consultants of the Company to purchase 100,000 shares of the Company’s common stock pursuant to the 2006 Stock Option Plan. All of these options have an exercise price of $0.07, are subject to a four year vesting period whereby 25% of the granted options vest at the end of the first year following the grant date, and the remaining option amounts vest in equal quarterly installments over the next following three years.
Under the modified prospective approach, compensation cost recognized for the fiscal year 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006 that have vested subsequent to January 1, 2006, and compensation cost for all shared-

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The fair value of the options issued on May 8, 2007 and July 2, 2007 using the Black Scholes method assuming a volatility of the stock of 184%, life of 10 years and a discount rate of 4.8% is $176,898. This amount will be expensed over the 4 year vesting period of the options.
In the year ending December 31, 2007 an amount of $330,528 was expensed as employee option expenses and $167,273 as non employee option expense respectively.
A summary of the status of the plan is presented below:

			Aggregate
		Weighted	Intrinsic
	Total	price	Value

OUTSTANDING, DECEMBER 31, 2006	42,617,899	$0.103	$493,159

Granted in 2007	2,400,000	$0.0700
Cancelled in 2007	—
Exercised in 2007	—

OUTSTANDING, DECEMBER 31, 2007	45,017,899	$0.101	$691,890

NOTE 24. WARRANTS
During the year ended December 31, 2006, new warrants were granted to Whitebox IV while Warrants of Whitebox II and III were reduced to $ 0.45

			Remaining	Aggregate
			Life in	Intrinsic
	Total	Price	years	Value
Warrants issued in 2004	6,311,951	$0.6259	1.3	$
Warrants Fusion	1,220,565	0.4464	2.3
Warrants Whitebox I	14,423,512	0.4541	1.7
Warrants Whitebox II	1,666,667	0.4500	2.2
Warrants Whitebox III	1,609,197	0.4500	2.7
Warrants Whitebox IV	10,400,000	0.0913	4.0
Cancelled in 2007	—	—	—
Exercised in 2007	—	—	—

Outstanding December 2007	35,631,891	$0.3780	2.4	$—

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 25. LITIGATION SETTLEMENT
On December 21, 2006, the Company filed a patent infringement lawsuit against Abbott Laboratories, Inc. and Perclose, Inc. in the United States District Court for the Eastern District of Texas. In its Complaint, the Company asserted that Abbott Laboratories and Perclose have been infringing on Sutura’s patents for vascular and cardiovascular suturing. Abbott Laboratories and Perclose responded to the complaint denying the allegations and asserting certain infringement claims against the Company. On December 3, 2007, the Company, Abbott Laboratories and Abbott Vascular Inc. entered into a Settlement, License and Release Agreement to settle and resolve that certain patent infringement lawsuit entitled Sutura, Inc. v. Abbott Laboratories and Perclose, Inc., Civil No. 2:06-CV-536 (TJW), brought in the United States District Court for the Eastern District of Texas. The Settlement License and Release Agreement provided, among other things, for a cross license of certain patents between the parties and a one-time payment by Abbott Laboratories to the Company in the amount of $23,000,000. This amount was received by the Company as of December 14, 2007. Also, in December of 2007, the Company wrote off $687,475 of old payables which the Company determined were no longer collectible by creditors. The write off resulted in a one time credit to other income of $687,475.
NOTE 26. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.
The Company ended the year with a cash balance of $7,767,196. For the years ended December 31, 2007 and 2006, the company had a net profit of $10,972,948 and a net loss of $11,997,615, respectively. The profit of 2007 was the result of a legal settlement of $23,000,000 received in December of 2007. Corrected for this one time income the company would have incurred a loss of $12,027,052 in 2007. As of December 31, 2007, we had an accumulated deficit of $57,661,739. Also, all the assets of the company have been pledged against the Whitebox Notes.
Historically we have relied on the issuance of notes payables to provide a significant portion of funding for our operations. In 2007 the company arranged additional debt financing of $4,600,000. At December 31, 2007, we had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $19,684,886. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the SuperStitch products, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2008. Nevertheless, we expect to continue to incur substantial costs and cash outlays in 2008 and beyond to support SuperStitch research and development. In 2009 we will require additional funding to continue our operations and will attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital would be available on acceptable terms,

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
if at all, or that any financing activity would not be dilutive to our current stockholders. If we are not able to raise additional funds, we may be required to significantly curtail our operations and this would have an adverse effect on our financial position, results of operations and cash flows.
NOTE 27. SUBSEQUENT EVENTS
Recent Conversions of Debt-to-Equity by Whitebox Affiliates
Effective April 2, 2008, the following affiliates of Whitebox Advisors, LLC converted portions of convertible debt held by each such entity into an aggregate of 65,165,775 shares of the Company’s Common Stock, par value $0.001 per share, as indicated below:

Whitebox Convertible Arbitrage Partners, L.P. —	25,859,437
Whitebox Hedged High yield Partners, L.P. —	20,687,550
Whitebox Intermarket Partners, L.P. —	8,275,012
Pandora Select Partners, L.P. —	10,343,775
Repricing of note to officer
The Company, as successor to Prior Sutura, currently owes Mr. Ratering, an officer and director of Registrant, the principal amounts of $516,091 and $410,317 pursuant to two promissory notes. In 2007, each of the notes bore simple interest at 8% and were to be due and payable on December 31, 2007. The accrued interest on such notes as of December 31, 2007 was $41,287 and $32,825 respectively. On January, 17, 2008 each of the notes were amended to extend the maturity date of each of the notes to July 1, 2009, to increase the interest rate to 10% (effective as of January 1, 2008), and to provide that each of the notes were to be convertible at the election of Mr. Ratering into 11,580,090 shares of the Company’s Common Stock at a conversion rate of $0.08 per share.
Past Officer Litigation
On March 18, 2007, David R. Teckman filed a lawsuit against The Company and Dr Anthony A. Nobles in the District Court, Fourth Judicial District, County of Hennepin, Minnesota, alleging breach of contract, breach of covenant of good faith and fair dealing, unjust enrichment and similar allegations pertaining seeking damages and compensation relating to the recent termination of his employment relationship with the Company. On April 14, 2008, Mr. Teckman dismissed the lawsuit without prejudice.
Loan from Whitebox and Repayment
On December 12, 2007, the Registrant issued an unsecured Promissory Note in the principal amount of $100,000 to Pandora Select Partners, L.P., a British Virgin Islands limited partnership, an affiliate of Whitebox Advisors, LLC. The principal balance the note bore a one-time interest charge of Two Thousand Dollars ($2,000). The Company paid the outstanding amounts of principal and interest due under this note on January 15, 2008.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Patent Infringement Litigation
On December 21, 2006, the Company filed a patent infringement lawsuit against Abbott Laboratories, Inc. and Perclose, Inc. in the United States District Court for the Eastern District of Texas. In its Complaint, the Company asserted that Abbott Laboratories and Perclose have been infringing on Sutura’s patents for vascular and cardiovascular suturing. Abbott Laboratories and Perclose responded to the complaint denying the allegations and asserting certain infringement claims against the Company. On December 3, 2007, the Company, Abbott Laboratories and Abbott Vascular Inc. entered into a Settlement, License and Release Agreement to settle and resolve that certain patent infringement lawsuit entitled Sutura, Inc. v. Abbott Laboratories and Perclose, Inc., Civil No. 2:06-CV-536 (TJW), brought in the United States District Court for the Eastern District of Texas. The Settlement License and Release Agreement provided, among other things, for a cross license of certain patents between the parties and a one-time payment by Abbott Laboratories to the Company in the amount of $23 million.