Form 10QSB
period 2008-03-31
Sutura, Inc.
filed 2008-05-20
CIK 937814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2008

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
Yes ☐      No ☑
     At April 15, 2008 337,816,037 shares of common stock were outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

SUTURA, INC.
INDEX TO FORM 10-QSB
MARCH 31, 2008

PART I: FINANCIAL INFORMATION
Item 1. Financial Statement
SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008
(Unaudited)

ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$2,642,263
Marketable securities	10,898,414
Certificates of deposit — Short term	1,421,606
Accounts receivable, net	37,203
Inventory, net	331,722
Prepaid expenses	56,991

Total current assets	15,388,199
LONG TERM ASSETS
Property & equipment, net	505,882
Certificates of deposit — Long term	668,180
Deposits	283,077

Total long term assets	1,457,139

$16,845,338

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,910,913
Loan payable — officers	124,906
Customer deposits	976,643
Notes payable — related party	189,115
Convertible notes payable- officers	1,000,519
Convertible notes payable- net of beneficial conversion	3,907,208

Total current liabilities	8,109,304
LONG TERM LIABILITIES:
Convertible notes payable- net of beneficial conversion	16,956,770
Notes payables	1,700,000
Notes payables officers	400,000

Total long term liabilities	19,056,770

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 272,650,262 shares issued and outstanding	272,650
Additional paid in capital	51,066,971
Accumulated deficit	(60,681,937)
Other comprehensive loss	(978,420)

Total stockholders’ deficit	(10,320,736)

$16,845,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
NET SALES	$52,380	$81,616

COST OF GOODS SOLD (1)	563,735	482,317

GROSS LOSS	(511,355)	(400,701)

OPERATING EXPENSES:
Research and development (1)	223,422	162,591
General and administrative (1)	1,191,416	1,191,384
Sales and marketing (1)	151,146	153,259

Total operating expenses	1,565,984	1,507,234

OPERATING LOSS	(2,077,340)	(1,907,935)

OTHER INCOME (EXPENSE)
Interest Income	168,167	6,935
Interest Expense (2)	(1,126,026)	(1,071,225)
Other Income	15,000	—

Total other expense, net	(942,858)	(1,064,290)

NET LOSS	(3,020,198)	(2,972,224)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized gain (loss) on marketable securities	130,287	—
Foreign translation adjustment	(50,471)	(8,249)

COMPREHENSIVE LOSS	$(2,940,382)	$(2,980,474)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING*	272,650,262	259,168,108

* Weighted average number of shares used to compute basic and diluted income(loss) per share is the same since the effect of dilutive securities is anti-dilutive.

(1) Includes stock-based compensation charges (credits) of:

Cost of good sold	$15,128	$15,128
Research and development	14,208	14,208
General and administrative	47,556	49,115
Sales and Marketing	4,181	4,181

(2) Includes amortization of beneficial conversion feature and fair value of warrants of:	$357,415	$569,949
The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	'2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,020,198)	$(2,972,224)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	36,174	57,372
Provision for doubtful debts	—	—
Beneficial conversion feature	357,415	569,949
Stock based compensation expenses- employees	81,073	82,632
Stock based compensation expenses- non employees	44,569	34,838
Interest expenses converted into shares	—	470,500
(Increase) decrease in current assets:
Accounts receivables	(2,862)	(15,167)
Inventory	82,102	58,117
Prepaid expenses	(7,250)	(94,914)
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	158,452	20,965
Accrued payroll	(1,490,428)	(6,552)
Customer deposits	(29,668)	(17,375)

Total adjustments	(770,422)	1,160,364

Net cash used in operating activities	(3,790,620)	(1,811,860)

CASH FLOWS INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(290,121)	(35,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) notes payable	(100,000)	1,500,000
Purchases of marketable securities	(953,687)	—

Net cash provided by (used in) financing activities	(1,053,687)	1,500,000

Effect of rate changes on cash and cash equivalents	9,494	1,561

NET DECREASE IN CASH & CASH EQUIVALENTS	(5,124,933)	(345,738)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	7,767,196	1,238,154

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,642,263	$892,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$627,937	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three month period presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company’s December 31, 2007 audited financial statements and notes thereto included in the Company’s Annual Report on Form
10KSB.
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
During the three month periods ended March 31, 2008 and 2007, comprehensive loss included a net translation loss of $50,471 and $8,249, respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $978,420 as of March 31, 2008.
REVENUE RECOGNITION
Revenue from sales of our products is recognized in accordance with provisions of SAB 104, under which revenue is recognized when products are shipped, title has transferred, risk of loss has passed to the buyer and collect ability is reasonably assured. The Company sells its products in the United States, Germany and France, directly to hospitals and clinics. In all other international markets, Sutura sells it products to international distributors, who subsequently resell the products to hospitals and clinics. Sutura has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor.
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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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
On January 6, 2006, the entire Board of Directors of the Company unanimously approved the Sutura, Inc. 2006 Stock Option Plan. The number of shares of the Company’s common stock subject to the plan may not exceed 20,000,000. At March 31, 2008 a total of 9,125,000 shares were still available for grant under the plan.
In the three month periods ended March 31, 2008 and 2007 an amount of $81,073 and $82,362 was expensed as employee option expenses and $44,569 and $34,838 as non employee option expenses respectively.

The following table summarizes the outstanding options activity for the three months period ended March 31, 2008 as follows:

Aggegrate
		Weighted	Intrinsic
	Total	price	Value
OUTSTANDING, DECEMBER 31, 2007	45,017,899	$0.101	$691,890

Granted in 2008	—
Cancelled in 2008	—
Exercised in 2008	—

OUTSTANDING, MARCH 31, 2008	45,017,899	$0.101	$691,890

NOTE 4 MARKETABLE SECURITIES AND CERTIFICATES OF DEPOSIT
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

Marketable securities classified as available for sale consisted of the following as of March 31, 2008:

	Acquisition	Market	Accumulated
	cost at	value at	unrealized
	March 31 2008	March 31 2008	Gain (Loss)
Taxable auction rate securities	$4,000,232	$4,000,000	$(232)
Government bonds	6,323,402	6,408,709	85,307
Corporate bonds	481,436	489,705	8,269

Totals	$10,805,070	$10,898,414	$93,344

Certificates of deposit consisted of the following as of March 31, 2008:

	Acquisition	Market	Accumulated
	cost at	value at	unrealized
	March 31 2008	March 31 2008	Loss
Certificates of deposit — Short Term	$1,426,029	$1,421,606	$(4,423)
Certificates of deposit — Long Term	671,085	668,180	$(2,905)

	$2,097,114	$2,089,786	$(7,328)

NOTE 5. ACCOUNTS RECEIVABLE
The company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor’s compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. At the period ended March 31, 2008 the company has provided allowance for bad debts in amounts of $ 56,532 of which $ 51,000 is for a note receivable on a company which is involved in litigation against Sutura.

NOTE 6. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. The Company has established a reserve of $350,000 for potential obsolescence of components.
Inventories are comprised of the following as of:
Inventory

March 31
2008
Raw material/WIP	$514,491
Work in process	72,863
Finished goods	94,368

681,722
Less: Reserve for obsolescence	(350,000)

$331,722

NOTE 7. PROPERTY & EQUIPMENT
Property & equipment consisted of the following as of:
Property Plant & equipment

March 31
2008
Computers	$393,475
Office furniture and fixtures	587,997
Machinery and equipment	2,777,988

3,759,462
Less: Accumulated depreciation	(3,253,580)

$505,882

Depreciation expense recorded for the three month periods ended March 31, 2008 and 2007 was $36,172 and $57,372, respectively.
NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES.
Accounts payable and accrued expenses consist of the following as of:
Accounts payables

March 31
2008
Accounts payable — trade creditors	$241,716
Accounts payable — legal and professional	53,646
Accrued expenses	166,748
Accrued compensation	615,825
Accrued interest payable	832,979

$1,910,913

NOTE 9. LOAN PAYABLE-OFFICERS
The Company owes the officers $124,906 as of March 31, 2008. This amount is unsecured, interest free and due on demand.
NOTE 10. CUSTOMER DEPOSITS
In 2002, the Company entered into an option and distribution agreement with a distributor. Under the agreement, the Company received $1,250,000 as an advance payment which will be applied against 50% of distributor’s future purchases of products.

Deposits

March 31
2008
Ending balance per December 31st, 2007	$1,006,311

Applied against shipments	29,668

Ending balance per March 31, 2008	$976,643

NOTE 11. NOTES PAYABLE- RELATED PARTY
The Company has one note payable to Gauss N.V. for the principal amount of $176,205 pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2008. Gauss N.V. is jointly owned by Mr. Ratering and Mr. Nobles, each of whom is an officer and director of Sutura. On January 1st 2008 $12,910 outstanding but unpaid interest was added to the principal sum of the note.
The total amount of the note is as follows as of:
Notes payables related party

March 31
2008
Notes payable with interest at 8% due and demandable on December 31, 2007	$189,115

Interest expense for the three month periods ended March 31, 2008 and 2007 for this note amounted to $3,608 and $2,915 respectively.
NOTE 12. CONVERTIBLE NOTES PAYABLE-OFFICERS
The Company, as successor to Prior Sutura, currently owes Mr. Ratering, an officer and director of Registrant, the principal amounts of $557,378 and $443,142 pursuant to two promissory notes. In 2007, each of the notes bore simple interest at 8% and were to be due and payable on December 31, 2007. The accrued interest on such notes as of December 31, 2007 was $41,287 and $32,825 respectively. On January, 17, 2008 each of the notes were amended to extend the maturity date of each of the notes to July 1, 2009, to increase the interest rate to 10% (effective as of January 1, 2008), to provide that each of the notes were to be convertible at the election of Mr. Ratering into shares of the Company’s Common Stock at a conversion rate of $0.08 per share and the outstanding accrued interest as of December 31, 2007 was added to the principal balance of such notes.
The total amount of the notes is as follows as of:
Notes payables-officers

March 31
2008
Convertible notes payable to officer bearing interest rate of 10%, unsecured	$1,000,519
Interest expense for the three month periods ended March 31, 2008 and 2007 for these notes amounted to $25,013 and $18,528 respectively.

			Intrinsic	Intrinsic	Intrinsic	Intrinsic	Intrinsic
	Conversion	Conversion	value per	value per end	value per end	value per end	value per end
	shares	price	December	March	June	Sept	Dec
Ratering	12,506,488	$0.0800	$—	$—	$	$	$

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
Using the effective interest method the total debt discount of the Whitebox I notes has been amortized over the term of the notes and charged to interest expense. In the three months period ended March 31, 2008 and 2007 $0 and $291,377 respectively was expensed.
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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox I by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $196,500 will be charged to interest expenses over the 2 year term of the note. In the three months period ended March 31, 2008 $24,563 was amortized and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $163,361 and will be charged to interest expenses over the term of the loan. In the three months period ended March 31, 2008 $20,420 was amortized and charged to interest. If all of the Whitebox I notes are converted the company will currently issue to the Whitebox affiliates 84,331,250 shares in the aggregate at a conversion rate of $0.08.
Interest expense for Whitebox I for the three month periods ended March 31, 2008 and 2007 amounted to $202,395 and $196,500 respectively.
WHITEBOX Ia
As part of the July 1, 2007 agreement the interest expenses of Whitebox I payable at the end of each quarter may be converted in a new note at the same terms as the original note. The company elected to issue a new note (Whitebox Ia) of $202,395 per September 30, 2007 with 12% interest and convertible at $0.08 per share. If all of the Whitebox Ia notes are converted the company will currently issue to the Whitebox affiliates 2,529,938 shares in the aggregate at a conversion rate of $0.08.
Interest expense for Whitebox Ia for the three month periods ended March 31, 2008 amounted to $6,072.
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
The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 325,479 which was recorded as debt discount, a reduction of the carrying amount of the debt. There was no beneficial conversion feature on the notes. Using the effective interest method the fair value of the warrants will be amortized over the term of the note and charged to interest expense. In the three month periods ended March 31, 2008 and 2007 $0 and $33,938 respectively was expensed. The Company further incurred financial consulting fees of $ 240,000 which it also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the three month periods ended March 31, 2008 and 2007 $0 and $20,000 respectively was expensed as a general expense.
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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox II by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $90,000 will be charged to interest expenses over the 2 year term of the note. In the three month period ended March 31, 2008 $11,250 was amortized and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $74,822 and will be charged to interest expenses over the term of the loan. In the three month period ended March 31, 2008 $9,353 was amortized and charged to interest. If all of the Whitebox II notes are converted the company will currently issue to the Whitebox affiliates 38,625,000 shares in the aggregate at a conversion rate of $0.08.

Interest expense for Whitebox II for the three month periods ended March 31, 2008 and 2007 amounted to $92,700 and $90,000 respectively.
WHITEBOX IIa
As part of the July 1, 2007 agreement the interest expenses of Whitebox II payable at the end of each quarter may be converted in a new note at the same terms as the original note. The company elected to issue a new note (Whitebox IIa) of $92,700 per September 30, 2007 with 12% interest and convertible at $0.08 per share. If all of the Whitebox IIa notes are converted the company will currently issue to the Whitebox affiliates 1,158,750 shares in the aggregate at a conversion rate of $0.08. Interest expense for Whitebox IIa for the three month periods ended March 31, 2008 amounted to $2,781.
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
The notes were convertible into common stock determined by a company valuation of $250,000,000 divided by the total number of fully diluted shares outstanding on the conversion date. On September 30, 2006, based on the then outstanding shares of the Company, the Whitebox III notes were convertible into an aggregate of 7,595,606 shares resulting in a conversion rate of $0.8848. The total numbers of warrants issued with a term of 5 years are 1,609,197 at an exercise price of $0.87. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 85%, term of five years and a discount of 3.89% was determined to be $ 891,404 and was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature of the notes was determined to be $ 839,234 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the three month periods ended March 31, 2008 and 2007 $170,309 and $141,252 respectively was expensed. The Company further incurred financial consulting fees of $ 560,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the three month periods ended March 31, 2008 and 2007 $46,667 and $46,667 respectively was expensed as a general expense.
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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox III by extending the maturity dates until July 1, 2009 in exchange for a 3%

consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $210,000 will be charged to interest expenses over the 2 year term of the note. In the three month period ended March 31, 2008 $26,250 was amortized and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $174,584 and will be charged to interest expenses over the term of the loan. In the three month period ended March 31, 2008 $21,823 was amortized and charged to interest. If all of the Whitebox III notes are converted the company will currently issue to the Whitebox affiliates 90,125,000 shares in the aggregate at a conversion rate of $0.08. Interest expense for Whitebox III for the three month periods ended March 31, 2008 and 2007 amounted to $216,300 and $140,000 respectively.
WHITEBOX IIIa
As part of the July 1, 2007 agreement the interest expenses of Whitebox III payable at the end of each quarter may be converted in a new note at the same terms as the original note. The company elected to issue a new note (Whitebox IIIa) of $162,625 per September 30, 2007 with 12% interest and convertible at $0.08 per share. If all of the Whitebox IIIa notes are converted the company will currently issue to the Whitebox affiliates 2,032,813 shares in the aggregate at a conversion rate of $0.08. Interest expense for Whitebox IIIa for the three month periods ended March 31, 2008 amounted to $4,879.
WHITEBOX V
On December 13, 2006, the Company arranged a debt financing of $1,500,000 from Whitebox and affiliated parties in exchange for the issuance of 18 month secured convertible promissory notes. (“Whitebox V”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis.
The notes are convertible, at the option of Whitebox, into common stock, par value $0.001, at a conversion rate of $0.045 per share. If all of the Whitebox V notes are converted the company would currently issue to the Whitebox affiliates 33,333,333 shares. The Agreement gives Sutura the right to pay all or any portion of future scheduled interest payments due under Whitebox V in shares of Sutura’s common stock, par value $0.001, at a conversion rate equal to the greater of (i) $0.045 per share; or (ii) the average of the daily closing bid prices for the Company’s Common Stock over a period of 30 consecutive trading days, with the last day of such 30 day period to be the trading day immediately prior to the day in which an Interest Payment is due.
The company and Whitebox further agreed that Whitebox has the right to invest a further $1,500,000 on or before March 31, 2007 (collectively, the “New Loan”) at the same terms as the current loan. The relative fair value of this option, using the Black Scholes method assuming a volatility of the stock of 226%, term of 3.5 months and a discount of 4.1% was $ 414,548. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The fair value of the beneficial conversion feature of the notes was determined to be $ 247,882 using the Black Scholes method assuming a volatility of the stock of 226%, term of 18 months and a discount of 4.1%. The beneficial conversion feature and the value of the option are recorded as a debt discount, a reduction of the carrying amount of the debt. Using the effective interest method this debt discount will be amortized over the 18 months term of the note and charged to interest expense. In the three month periods ended March 31, 2008 and 2007 $135,510 and $82,549 respectively was expensed. The Company further incurred financial consulting fees of $ 90,000 which it also recorded as a debt discount, a reduction of the carrying amount of the debt and which will also be amortized over the term of the loan. In the three month periods ended March 31, 2008 and 2007 $15,000 and $15,000 respectively was expensed as a general expense. Interest expense for the three month periods ended March 31, 2008 and 2007 amounted to $30,000 and $30,000 respectively.
WHITEBOX Va
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox V. As part of the July 1, 2007 agreement the interest expenses of Whitebox V payable at the end of each quarter may be converted in a new note at the same terms of the original note. The company elected to issue a new note (Whitebox Va) of $30,000 per September 30, 2007 with 8% interest and convertible at $0.045 per share. If all of the Whitebox Va notes are converted the company will currently issue to the Whitebox affiliates 666,666 shares in the aggregate at a conversion rate of $0.045. Interest expense for Whitebox Va for the three month periods ended March 31, 2008 amounted to $900.
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
The Company incurred financial consulting fees of $ 90,000 which it recorded as a debt discount, a reduction of the carrying amount of the debt and which will also be amortized over the term of the loan. In the three month periods ended March 31, 2008 and 2007 $15,000 and $2,500 respectively was expensed as a general expense. Interest expense for the three month periods ended March 31, 2008 and 2007 amounted to $30,000 and $8,333 respectively.
WHITEBOX VIa
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox VI. As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter may be converted in a new note at the same terms of the original note. The company elected to issue a new note of $30,000 (Whitebox VIa) per September 30, 2007 at 8% interest and convertible at $0.045 per share. If all of the Whitebox VIa notes are converted the company will currently issue to the Whitebox affiliates 666,666 shares in the aggregate at a conversion rate of $0.045. Interest expense for Whitebox VIa for the three month periods ending March 31, 2008 amounted to $900.
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
Interest expense for the three month periods ended March 31, 2008 and 2007 amounted to $8,000 and $8,000 respectively.
WHITEBOX VIII
On September 21, 2007, the Company arranged a debt financing of $1,000,000 from Whitebox affiliated parties in exchange for the issuance of 12-month secured convertible promissory notes. (“Whitebox VIII”). The notes are secured by all of the assets of the Company, bear interest at an annual rate of 8% and require interest payments to be made on a quarterly basis. The notes are convertible, at the option of Whitebox, into common stock, par value $0.001, at a conversion rate of $0.07 per share. If all of the Whitebox VIII notes are converted the company would currently issue to the Whitebox affiliates 14,258,714 shares. Interest only is payable in cash or in the form of a newly issued convertible promissory note, at the same terms and conditions as the original note, quarterly in arrears on the last day of each calendar quarter, beginning December 31, 2007. Interest expense for Whitebox VIII for the three month periods ended March 31, 2008 amounted to $20,000.

The following is a summary of all notes payable at:
Convertible notes payables

March 31
2008
Whitebox I	$6,746,500
Whitebox Ia	202,395
Whitebox II	3,090,000
Whitebox IIa	92,700
Whitebox III	7,210,000
Whitebox IIIa	162,625
Whitebox V	1,500,000
Whitebox Va	30,000
Whitebox VI	1,500,000
Whitebox VIa	30,000
Synapse settlement note	400,000
Whitebox VIII	1,000,000

$21,964,220
Debt issue costs	(116,997)
Loan consent fees	(310,311)
Beneficial conversion feature	(672,934)

$20,863,978

Classified as current liability	$3,907,208
Classified as long term liability	$16,956,770
Summary of convertible notes conversion rights:
Convertible notes payables

		Convers	Intrinsic	Intrinsic	Intrinsic	Intrinsic	Intrinsic
	Conversion	ion	value per	value per end	value per	value per	value per
	shares	price	December	March	end June	end Sept	end Dec
Whitebox I	84,331,250	0.0800	—	—	—	—	—
Whitebox Ia	2,529,938	0.0800	—	—			—
Whitebox II	38,625,000	0.0800	—	—	—	—	—
Whitebox IIa	1,158,750	0.0800	—	—			—
Whitebox III	90,125,000	0.0800	—	—	—	—	—
Whitebox IIIa	2,032,813	0.0800	—	—			—
Whitebox V	33,333,333	0.0450	500,000	500,000
Whitebox Va	666,667	0.0450	10,000	10,000
Whitebox VI	33,333,333	0.0450	500,000	500,000
Whitebox VIa	666,667	0.0450	10,000	10,000
Synapse	2,666,667	0.1500	—	—
Whitebox VIII	14,285,714	0.0700	—	—	—	—	—

	303,755,131		$1,020,000	$1,020,000	$0	$0	$0

NOTE 14. NOTES PAYABLES
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
Interest expense for the three month period ended March 31, 2008 amounted to $51,000.
Notes payables

March 31
2008
Whitebox VII	$1,700,000
NOTE 15. NOTES PAYABLES OFFICERS
On July 16, 2007 the Company has borrowed an aggregate principal amount of $400,000 evidenced by Promissory Notes (the “Officer Notes”), dated and delivered to certain officers and directors of the Company, or their affiliates. The Notes were issued to GrootKasteel, B.V., the Lynne D. Teckman Trust, and The Bjorkman Family Trust, dated November 2, 2000. The Officer Notes are unsecured and are in substantially the same form as the promissory notes issued under Whitebox VII. Issuance of the Officer Notes was approved by a disinterested majority of the Company’s board of Directors. The Officer Notes bear interest from the date of issuance at the rate of twelve percent (12%) per annum. All accrued interest and principal is due and payable in a balloon payment upon the sixtieth (60th) month anniversary of the Officer Notes. The Company may prepay the Officer Notes, in whole or in part, upon five (5) days prior written notice to the payee at a cost equal to accrued interest plus the present value of the Officer Notes discounted at a rate equal to (x) the then U.S. Treasury rate for 5-year Notes as reported by Bloomberg on the date of such prepayment notice, plus (y) 100 basis points. Interest expense for the three month period ended March 31, 2008 amounted to $12,000.
Notes payables officers

March 31
2008
GrootKasteel	$200,000
Teckman	100,000
Bjorkman	100,000

$400,000

NOTE 16. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. Comprehensive loss included net translation gains of $79,816 for the three month periods ended March 31, 2008.
As of March 31, 2008, other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section consists of accumulative foreign currency translation loss of $1,064,436 and an unrealized gain on marketable securities of $86,016.
NOTE 16. WARRANTS
Summary of outstanding warrants as of March 31, 2008:

			Remaining	Aggregate
			Life in	Intrinsic
	Total	Price	years	Value
Warrants issued in 2004	6,311,951	$0.6259	1.0	$
Warrants Fusion	1,220,565	0.4464	2.0
Warrants Whitebox I	14,423,512	0.4541	1.5
Warrants Whitebox II	1,666,667	0.4500	2.0
Warrants Whitebox III	1,609,197	0.4500	2.4
Warrants Whitebox IV	10,400,000	0.0913	3.7
Cancelled in 2007	—	—	—
Exercised in 2007	—	—	—

Outstanding December 2007	35,631,891	$0.3780	2.1	$—

NOTE 17. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.
The Company ended the quarter with a cash balance of $2,642,363. For the quarter ending March 31, 2008 the company incurred a net loss of $3,020,198. For the years ended December 31, 2007 and 2006, the company had a net profit of $10,972,948 and a net loss of $11,997,615, respectively. The profit of 2007 was the result of a legal settlement of $23,000,000 received in December of 2007. Corrected for this one time income the company would have incurred a loss of $12,027,052 in 2007. As of March 31, 2008, we had an accumulated deficit of $60,681,937. Also, all the assets of the company have been pledged against the Whitebox Notes.
At March 31, 2008, we had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $15,630,463. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the SuperStitch products, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2008. Nevertheless, we expect to continue to incur substantial costs and cash outlays in 2008 and beyond to support SuperStitch research and development. In 2009 we will require additional funding to continue our operations and will attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders. If we are not able to raise additional funds, we may be required to significantly curtail our operations and this would have an adverse effect on our financial position, results of operations and cash flows.

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
On July 5, 2007, a shareholder filed a complaint against the Company and Dr. Nobles, an officer of the Company entitled Pham v. Nobles, et al. (Orange County (California) Superior Court Case No. 07CC07644). Plaintiff has asserted causes of action for breach of contract, fraud and negligent misrepresentation against both the Company and Dr. Nobles. The Company filed an answer to Plaintiff’s complaint on October 31, 2007. The Parties then agreed that Plaintiff’s claims against the Company are subject to a written arbitration agreement and have therefore agreed that the case be stayed and submitted to binding arbitration. On January 31, 2008, the court stayed this case pending binding arbitration and set an order to show cause hearing as to why the case should not be dismissed for July 9, 2008. Plaintiff has not yet filed an arbitration demand nor initiated the arbitration process. The Company intends to vigorously defend all claims brought against it in this matter.
NOTE 19 RELATED PARTY TRANSACTIONS
The Company, as successor to Prior Sutura, currently owes Mr. Ratering, an officer and director of Registrant, the principal amounts of $553,378 and $443,142 pursuant to two promissory notes. In 2007, each of the notes bore simple interest at 8% and were to be due and payable on December 31, 2007. The accrued interest on such notes as of December 31, 2007 was $41,287 and $32,825 respectively. On January, 17, 2008 each of the notes were amended to extend the maturity date of each of the notes to July 1, 2009, to increase the interest rate to 10% (effective as of January 1, 2008), to provide that each of the notes were to be convertible at the election of Mr. Ratering into shares of the Company’s Common Stock at a conversion rate of $0.08 per share and the outstanding accrued interest as of December 31, 2007 was added to the principal balance of such notes.
As of December 31, 2007 the Company owed several of its employees, as well as two of its officers, back owed salaries that had been accrued on its books dating back to the years 2003 through 2006 for a total amount of $1,593,000. In the first quarter of 2008 the company paid a total of $1,380,000 as back owed salaries, including interest to compensate for late payment, to its employees of which $215,000 was paid to Mr. Nobles and $135,000 to Mr. Ratering.
NOTE 20 SUBSEQUENT EVENTS
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
Officer and Director Appointments
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
Past Officer Litigation
On March 18, 2008, David R. Teckman filed a lawsuit against The Company and Dr Anthony A. Nobles in the District Court, Fourth Judicial District, County of Hennepin, Minnesota, alleging breach of contract, breach of covenant of good faith and fair dealing, unjust enrichment and similar allegations pertaining seeking damages and compensation relating to the recent termination of his employment relationship with the Company. On April 14, 2008, Mr. Teckman dismissed the lawsuit without prejudice.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of Sutura’s results of operations and financial condition should be read together with the Company’s December 31, 2007 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB. This discussion may contain forward-looking statements that involve risks and uncertainties. The risks and uncertainties include, without limitation, risks associated with the need for adoption of our new products, limited working capital, lack of profitability, exposure to intellectual property claims, dependence on key vendors, exposure to possible product liability claims, the development of new products by others, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, and actions by the FDA. Our actual results could differ materially from those anticipated in these forward-looking statements.
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
Sutura meets the definition of a “Small Business Issuer” as such term is defined in Item 10(a) of Regulation S-B under the Securities Exchange Act of 1934, as amended. Sutura currently has 34 employees, and maintains its headquarters in Fountain Valley, California, in a 20,000 square foot facility. This facility is a QSR (Food and Drug Administration — Quality Systems Regulations) and ISO (International Standards Organization) certified freestanding facility with 2,000 square feet of cleanroom space and an additional 3,200 square feet convertible to cleanroom, if required. Sales offices (with warehouse space) of approximately 1,000 square feet each are leased in Amsterdam, the Netherlands and La Gaude, France to support sales and marketing efforts in Europe. “Sutura(R)” and “SuperStitch(R)” are registered trademarks.
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
Financial Condition and Results of Operations for the three month periods ended March 31, 2008 compared to three month period ended March 31, 2007
In the fourth quarter of 2006 the Company disbanded its direct US sales force for the SuperStitch devices and scaled down its international expansion. The Company has instead decided to focus its resources on the development of larger and multiple suture placement devices that address opportunities in the fast growing market of interventions with large catheter based devices in Cardiology and Radiology. In addition it is developing longer versions of its stitching devices that allow the placement of sutures inside the Vascular and cardio-vascular structures and allow physicians to address the fast growing market in PFO and other structural heart procedures. Sutura believes that in both markets its unique suture based approach will have major advantages over currently used techniques. Total headcount for the Company increased to 34 per the end of March 2008 compared to 32 per the end of December 2007.

Net Sales
Net sales decreased to $52,380 for the three month period ended March 31, 2008, compared to $81,616 for the three month period ended March 31, 2007. All sales for the three month period ended March 31, 2008 were export sales compared with $73,948 last year. The current sales levels are clearly the consequence of our decision to discontinue the direct sales force and focus on other applications of our proprietary technology.
Cost of Sales
Cost of sales is comprised of all costs to manufacture our existing SuperStitch products, as well as start up costs for the newer versions, including materials, labor and related overhead costs including warranty and service costs. Cost of sales was $563,735 for the three months period ended March 31, 2008 compared to $482,317 for the same period last year. The increase in spending was mainly payroll related overhead expenses which increased by $67,000 as well as direct labor which increased by $23,000.
Manufacturing headcount increased from 13 per the end of December 2007 to 15 per the end of March 2008. The increase compared to the same quarter last year is the result of high startup manufacturing activity for both the 12Fr SuperStitch and the long EL version and lower overhead absorption of the standard products.
Research and Development
Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Research and development expenses increased by 37% to $223,422 in the quarter ended March, 31 2008 from $162,591 in the quarter ended September 30, 2006. The increase for the quarter ended March 31, 2008 compared to the same period last year are mainly $54,000 in higher expenses for clinical expenses including consultants.
General and Administrative
General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts. General and administrative expenses were $1,191,416 in the quarter ended March 31, 2008 compared $1,191,384 in the quarter ended March 2007. In the quarter we recorded $270,000 lower legal fees compared to the same period last year offset by $80,000 higher payroll expenses, $57,000 higher travel and entertainment expenses in relation to our clinical trials for the 12Fr and EL products, $70,000 board compensation expenses, $35,000 higher insurance expenses and a $30,000 increase in building repairs and maintenance.
Sales and Marketing
Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our support staff, advertising costs and expenses related to trade shows, distributor support and seminars.
Headcount in Sales and Marketing was 4 per the end of March 2008 unchanged from March 2007. Sales and marketing expenses decreased 1% to $151,146 in the quarter ended March 31, 2008 from $153,259 in the quarter ended March 2007.
Interest income/expense
Interest income for the three month period ended March 2008 was $168,167 compared to $6,935 in the three months period ended March 2007. Most of the cash received from the patent settlement in December has been invested in notes and Certificates of Deposits.
Interest expenses for the three month period ended March 2008 increased by 53% to $768,611 compared to $501,276 in the three months period ended March 2007. The increase in interest is a direct consequence of additional borrowing, higher interest rates on most of the Whitebox notes as well as the expense of extending the term on most notes. In addition to the interest the company amortizes the fair value of the warrants and the beneficial conversion feature of the notes over the term of the notes. In the three month period ended March 31, 2008 $357,415 was expensed compared to $569,949 in the same period last year.

	Three months	Three months
	2008	2007
Interest expenses.
Note payable related party in Euros	$3,608	$2,915
Note payable officer	25,013	18,528
Whitebox I	202,395	196,500
Whitebox I Consent fee amortization	24,563
Whitebox Ia Interest note	6,072	—
Whitebox II	92,700	90,000
Whitebox II Consent fee amortization	11,250
Whitebox IIa Interest note	2,781	—
Whitebox III	216,300	140,000
Whitebox III Consent fee amortization	26,250
Whitebox IIIa Interest note	4,879	—
Idylwood Partners L.P.	—	15,000
Whitebox V	30,000	30,000
Whitebox Va Interest note	900	—
Whitebox VI	30,000	8,333
Whitebox VIa Interest note	900	—
Synapse	8,000	—
Whitebox VII	51,000	—
Notes Officers	12,000	—
Whitebox VIII	20,000	—

	$768,611	$501,276

	Three months	Three months
	2008	2007
Beneficial conversion amortization
Whitebox I	$—	$291,377
Whitebox I BCF consent fee	20,420
Whitebox II	—	33,938
Whitebox II BCF consent fee	9,353	—
Whitebox III	170,309	141,252
Whitebox III BCF consent fee	21,823	—
Idylwood Partners L.P.	—	20,833
Whitebox V	135,510	82,549

Total conversion feature expense	$357,415	$569,949

Total interest expenses	$1,126,025	$1,071,225

Liquidity and Capital Resources
During the three month period ended March 31, 2008 the Company used $3,790,620 of cash in operating activities. Most of this amount was to finance the quarterly operating loss but in addition there was an amount of $1,490,000 to pay back owed salaries accrued on the company books in prior periods.
At March 31, 2008, we had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $15,630,463. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the SuperStitch products, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2008. Nevertheless, we expect to continue to incur substantial costs and cash outlays in 2008 and beyond to support SuperStitch research and development. In 2009 we will require additional funding to continue our operations and will attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital will be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders. If we are not able to raise additional funds, we would likely be required to significantly curtail or halt our operations and this would have a material adverse effect on our financial position, results of There can be no assurance that any of these funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and/or possibly cease operations.
ITEM 3. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer, Brian Abrahams, Chief Financial Officer, Richard Bjorkman, and Chief Operations Officer, Anthony Nobles, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer, Chief Financial Officer and Chief Operations Officer concluded that, as of the evaluation date, our controls and procedures are effective.
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
b)  Reports on Form 8-K
     Registrant filed Current Reports on Form 8-K on May 24, disclosing certain unsecured promissory notes issued to certain affiliates of Whitebox Advisors, LLC.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTURA, INC. Registrant
Date: May 20, 2008	By:	/s/ Brian Abraham
Brian Abraham, Chief Executive Officer

Date: May 20, 2008	By:	/s/ Richard Bjorkman
Richard Bjorkman, Chief Financial Officer