Form 10-Q
period 2008-06-30
Sutura, Inc.
filed 2008-08-19
CIK 937814

OMB APPROVAL
OMB Number: 3235-0070
Expires: August 31, 2008
Estimated average burden hours per response...192.00

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from                      to
Commission File Number: 000-25548
SUTURA, INC.
(formerly Technology Visions, Inc.)
(Name of small business issuer in its charter)

Delaware	84-1010269

(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
17080 Newhope Street
Fountain Valley, California 92078
(Address of principal executive offices)
Registrant’s telephone number, including area code: (714)437-9801
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No
SEC 1296 (02-08)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
At August 15, 2008 337,816,037 shares of common stock were outstanding.

SUTURA, INC.
INDEX TO FORM 10-QSB
June 30, 2008

PART I: FINANCIAL INFORMATION
Item 1. Financial Statement
SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At June 30,	At December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,188,821	$7,767,196
Marketable securities	6,279,554	10,782,372
Certificates of deposit — Short term	1,708,774	754,616
Accounts Receivable, Net	108,330	31,603
Inventory, net	346,298	410,569
Prepaid expenses	57,347	54,558

Total current assets	9,689,124	19,800,914
LONG TERM ASSETS
Property & equipment, net	600,636	251,404
Certificates of deposit — Long term	288,885	380,702
Deposits	265,367	201,263

Total long term assets	1,154,888	833,369

	$10,844,012	$20,634,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,705,504	$3,358,047
Loan payable — officers	124,667	119,858
Customer deposits	949,543	1,006,311
Notes payable — related party	188,433	161,823
Convertible notes payable- officers	1,000,519	926,408
Convertible notes payable- net of beneficial conversion	13,270,308	3,811,698

Total current liabilities	17,238,974	9,484,145
LONG TERM LIABILITIES:
Convertible notes payable- net of beneficial conversion	—	16,556,134
Notes payables	1,700,000	1,700,000
Notes payables officers	400,000	400,000

Total long term liabilities	2,100,000	18,656,134
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; issued and outstanding 337,816,037 shares as at June 30, 2008 and 272,650,262 shares at December 31, 2007	337,816	272,650
Additional paid in capital	56,334,831	50,941,329
Accumulated deficit	(64,135,996)	(57,661,739)
Other comprehensive loss	(1,031,613)	(1,058,236)

Total stockholders’ deficit	(8,494,962)	(7,505,996)

	$10,844,012	$20,634,283

The accompanying notes are an integral part of these consolidated unaudited financial statements.

SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	2008	2007	2008	2007
NET SALES	$152,784	$57,362	$205,164	$138,978

COST OF GOODS SOLD(1)	574,993	425,258	1,138,728	907,575

GROSS LOSS	(422,209)	(367,897)	(933,565)	(768,597)

OPERATING EXPENSES:
Research and development(1)	212,682	114,157	436,105	276,748
General and administrative(1)	1,714,930	991,775	2,906,346	2,183,160
Sales and marketing(1)	282,513	181,163	433,659	334,422

Total operating expenses	2,210,125	1,287,096	3,776,110	2,794,330

OPERATING LOSS	(2,632,334)	(1,654,992)	(4,709,674)	(3,562,927)

OTHER INCOME (EXPENSE)
Interest Income	139,622	1,504	307,790	8,440
Interest Expense(2)	(961,347)	(1,112,443)	(2,087,372)	(2,183,668)
Other Income (Expense)	—	—	15,000	—

Total other income (expense),net	(821,725)	(1,110,938)	(1,764,583)	(2,175,228)

NET LOSS	(3,454,058)	(2,765,930)	(6,474,257)	(5,738,155)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized gain(loss)securities	(73,717)	—	56,570	—
Translation adjustment	20,524	(2,520)	(29,947)	(10,770)

TOTAL COMPREHENSIVE GAIN (LOSS)	(53,193)	(2,520)	26,623	(10,770)

COMPREHENSIVE (LOSS)	$(3,507,251)	$(2,768,450)	$(6,447,634)	$(5,748,925)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING*	305,233,150	268,188,599	304,875,096	262,157,278

*	Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. The accompanying notes are an integral part of these consolidated financial statements.

(1) Includes stock-based compensation charges of:
Cost of good sold	$15,128	$15,128	$30,256	$30,256
Research and development	14,208	14,208	28,416	28,416
General and administrative	45,373	49,115	92,929	98,230
Sales and Marketing	4,181	4,181	8,362	8,362

(2) Includes amortization of beneficial conversion feature and warrants issued of:	$342,852	$580,657	$700,267	$1,150,606

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,474,257)	$(5,738,155)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	93,268	115,560
Beneficial conversion feature	700,267	1,150,606
Stock based compensation expenses — employees	159,963	165,264
Stock based compensation expenses — non employees	85,444	76,366
Interest expenses converted into shares.	200,510	959,667
(Increase) decrease in current assets:
Accounts receivables	(72,407)	(20,990)
Inventory	66,572	28,174
Prepaid expenses	84,255	17,117
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	55,704	48,907
Accrued payroll	(1,532,081)	(4,914)
Customer deposits	(56,768)	(23,125)

Total Adjustments	(215,272)	2,512,631

Net cash used in operating activities	(6,689,530)	(3,225,524)

CASH FLOWS INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(442,001)	(39,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) notes payable	(3,160,000)	2,050,000
Sales of marketable securities	3,697,046	—

Net cash provided by (used in) financing activities	537,046	2,050,000

Effect of rate changes on cash and cash equivalents	16,109	6,774

NET DECREASE IN CASH & CASH EQUIVALENTS	(6,578,376)	(1,207,768)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	7,767,196	1,238,154

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,188,821	$30,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,042,150	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated unaudited financial statements.
On April 2, 2008, the affiliates of Whitebox Advisors, LLC converted $5,012,753 of convertible debt and $200,510 accrued interest held by those entities into an aggregate of 65,165,775 shares of the Company’s Common Stock, par value $0.001 per share.

NOTE 1. DESCRIPTION OF BUSINESS
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The result of operations and cash flows for the three and six month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company’s December 31, 2007 audited financial statements and notes thereto included in the Company’s Annual Report on Form
10KSB.
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
During the three and six month periods ended June 30, 2008 comprehensive loss included a net translation gain of $20,524 and a loss of $29,947 respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $1,031,613 as of June 30, 2008.
REVENUE RECOGNITION
We recognize revenue in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue as products are shipped based on FOB shipping point terms when title passes to customers. The Company sells its products in the United States, Germany and France, directly to hospitals and clinics. In all international markets, the Company sells its products to international distributors which subsequently resell the products to hospitals and clinics. We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved and, if approved, will be credited at original price.
SEGMENT REPORTING
Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries. The following is a breakdown of our sales for the three and six month periods ended June 30, 2008

	Three months		Three months		Year to date		Year to date
Total sales	2008		2007		2008		2007
Sales in USA	$4,035	3%	8,177	14%	4,035	2%	15,846	11%
Sales in Europe	123,748	81%	37,684	66%	149,078	73%	77,132	55%
Sales Far East	25,000	16%	11,500	20%	52,050	25%	46,000	33%

Total sales	$152,784	100%	$57,362	100%	$205,164	100%	$138,978	100%

Long lived assets Europe					$5,091		$7,205

	Three months ended		Three months ended		Six months ended		Six months ended
Sales major countries	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
France	$35,648	23%	$22,173	39%	$60,810	30%	$33,096	24%
Spain	14,775	10%	3,650	6%	14,755	7%	21,619	16%
Russia	58,631	38%	—	0%	58,631	29%	—	0%
Hong Kong	$25,000	16%	$11,500	20%	$52,050	25%	$46,000	33%
MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK.

	Three months ended		Three months ended		Six months ended		Six months ended
Sales major customers	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
Customer 1	$58,631	38%	$—	0%	$58,631	29%	$—	0%
Customer 2	25,000	16%	11,500	20%	52,050	25%	46,000	33%
Customer 3	15,010	10%	11,357	20%	31,326	15%	22,420	16%
Customer 4	20,638	14%	10,816	19%	29,484	14%	10,676	8%
Customer 5	$14,775	10%	$3,650	6%	$14,755	7%	$21,619	16%
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
Weighted average common shares outstanding for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Weighted average shares outstanding — basic	305,233,150	268,188,599	304,875,096	262,157,278
Weighted average shares outstanding — diluted	305,233,150	268,188,599	304,875,096	262,157,278
CURRENT ACCOUNTING PRONOUNCEMENTS:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company beginning in the first quarter of 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Adoption of SFAS No. 157 did not affect Sutura’s consolidated financial condition, results of operations or cash flows.

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
In May of 2008, FSAB issued SFASB No. 162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.
In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The company does not believe this pronouncement will impact its financial statements.
NOTE 3. STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis.
We have various types of share-based compensation plans. These plans are administered by our Joint Compensation and Options Committee of our Board of Directors. A description of our share-based compensation plans is contained in Item 11 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no amendments to these plans in the six months ended June 30, 2008.

Employee option expenses for the three and six month periods ended June 30, 2008 and 2007 amounted to $78,890 and $159,963 and $82,632 and $165,264 respectively.
Non-employee option expenses for the three and six month periods ended June 30, 2008 and 2007 amounted to $40,875 and $85,444 and $41,528 and $76,366 respectively.
We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Six months ended June 30
	2008	2007
Expected life (years)	10	10
Expected stock price volatility	95%-191%	95%-191%
Weighted average stock price volatility	115%	115%
Expected dividend yield	0	0
Risk-free interest rate	4.10%-4.80%	4.10%-4.80%
Expected volatility, weighted average volatility and expected life are based on our historical experience. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
The following table summarizes the outstanding options activity for the six months period ended June 30, 2008 as follows:

			Weighted
			average
			remaining
		Weighted	contractual	Aggregate
	Total	price	term(years)	Intrinsic Value
OUTSTANDING, DECEMBER 31, 2007	45,017,899	$0.101	3	691,890

Granted in 2008	—
Cancelled in 2008	(2,459,346)	$0.115
Exercised in 2008	—
OUTSTANDING, JUNE 30, 2008	42,558,553	$0.100	2.3	$1,144,354

Exercisable at June 30, 2008	34,528,553	$0.105	1.8	$1,102,489
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
At June 30, 2008, the Company held investments in taxable auction rate preferred securities with a par value of $3,325,000. Auction rate preferred securities are floating rate debt securities with long-term nominal maturities, the interest rates of which are reset periodically (typically every seven to thirty-five days) through a Dutch auction process. These periodic auctions have historically provided a liquid market for auction rate securities, as this mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities at then existing market rates or to liquidate their holdings by selling their securities at par value. Beginning in February 2008, as part of the ongoing credit market crisis, several auction rate securities from various issuers have failed to receive sufficient order interest from potential investors to clear successfully, resulting in auction failures. Historically, when investor demand was insufficient, the banks running the auctions would step in and purchase the remaining securities in order to prevent an auction failure. However, as of recently they have been allowing these auctions to fail. The Company liquidated $675,000 of auction rate securities during the three months ended June 30, 2008 at par value and has had confirmation from its bank that all auction rate securities will be liquidated at par within the next 12 months. Sutura does not hold any auction rate securities collateralized by mortgages or collateralized debt obligations. Sutura believes these investments are of high credit quality, as all are investment grade and the majority are rated AAA. None of the securities have been downgraded.
Marketable securities classified as available for sale consisted of the following as of June 30, 2008:

	Amortized	Gross	Gross	Fair
	cost at	unrealized	unrealized	value at
	June 30 2008	Gain	Loss	June 30 2008
Government bonds	$2,447,130	$18,224	$—	$2,465,354
Corporate bonds	485,645	3,555	—	489,200
Taxable auction rate securities	3,325,197	0	197	3,325,000

Total marketable securities for sale	$6,257,972	$21,779	$197	$6,279,554

Certificates of deposit consisted of the following as of June 30, 2008:

	Amortized	Gross	Gross	Fair
	cost at	unrealized	unrealized	value at
	June 30 2008	Gain	Loss	June 30 2008
Certificates of deposit — Short term	$1,710,952	$—	$2,178	1,708,774
Certificates of deposit — Long term	290,874	—	1,989	288,885

Totals	$2,001,826	$—	$4,167	$1,997,659

The proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales for the quarter ended June 30, 2008 were as follows:

	Amortized	Fair	Accumulated
Government bonds	cost	value	Gain(Loss)
Totals per March 31, 2008	$6,323,402	$6,408,709	$85,307
Purchases	—	—	—
Sales	3,876,272	3,943,355	67,083
Adjustment to fair value	—	—	—

Totals per the end June 30, 2008	$2,447,130	$2,465,354	$18,224

	Amortized	Fair	Accumulated
Corporate bonds	cost	value	Gain(Loss)
Totals per March 31, 2008	$481,436	$489,705	$8,269
Purchases	—	—	—
Sales	—	—	—
Adjustment to fair value	(4,209)	505	4,714

Totals per the end June 30, 2008	$485,645	$489,200	$3,555

	Amortized	Fair	Accumulated
Certificate of deposits	cost	value	Gain(Loss)
Totals per March 31, 2008	$2,097,114	$2,089,786	$(7,328)
Purchases	—	—	—
Sales	95,000	95,000	—
Adjustment to fair value	288	(2,873)	(3,161)

Totals per the end June 30, 2008	$2,001,826	$1,997,659	$(4,167)

	Amortized	Fair	Accumulated
Taxable auction rate securities preferred	cost	value	Gain(Loss)
Totals per March 31, 2008	$4,000,232	$4,000,000	$(232)
Purchases	—	—	—
Sales	675,035	675,000	(35)
Adjustment to fair value	—	—	—

Totals per the end June 30, 2008	$3,325,197	$3,325,000	$(197)

NOTE 5 FAIR VALUE MEASUREMENTS
SFAS No. 157, which the Company adopted in the first quarter of 2008, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 Inputs Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 Inputs Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 Inputs Unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.
This hierarchy requires the use of observable market data when available and to minimize the use of unobservable inputs when determining fair value. The Company’s cash equivalent and short-term investment instruments are classified using Level 1 or Level 2 inputs within the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Investment instruments valued using Level 1 inputs include money market securities and U.S. government agency securities. Investment instruments valued using Level 2 inputs include investment-grade corporate debts, such as bonds and commercial paper.
As of June 30, 2008, the total fair value of Sutura’s investments was valued as follows

	Fair
	value at	Fair value measurement at reporting date using
	June 30 2008	Level 1	Level 2	Level 3
Government bonds	$2,465,354	$2,465,354	$—	$—
Corporate bonds	489,200	489,200	—	—
Auction rate securities preferred	3,325,000	3,325,000	—	—
Certificates of deposit	1,997,659	1,997,659	—	—

	$8,277,213	$8,277,213	$—	$—

NOTE 6. ACCOUNTS RECEIVABLE
The company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor’s compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. At the period ended June 30, 2008 the company has provided allowance for bad debts in amounts of $56,512 of which $51,000 is for a note receivable on a company which is involved in litigation against Sutura.
NOTE 7. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. The Company had established a reserve of $350,000 for potential obsolescence of components. As a result of higher sales than expected of certain models of our SuperStitch we have been able to reduce the amount required for obsolescence by $40,000 this quarter.

Inventories are comprised of the following as of:

	June 30	December 31
	2008	2007
Raw material	$311,064	$367,473
Work in process	251,883	279,721
Finished goods	93,351	113,375

	656,298	760,569
Less: Reserve for obsolescence	(310,000)	(350,000)

	$346,298	$410,569

NOTE 8. PROPERTY & EQUIPMENT
Property & equipment consisted of the following as of:

Property Plant & equipment

	June 30	December 31
	2008	2007
Computers	$399,320	$357,406
Office furniture and fixtures	590,162	583,740
Machinery and equipment	2,921,636	2,652,788

	3,911,119	3,593,933
Less: Accumulated depreciation	(3,310,483)	(3,342,530)

	$600,636	$251,404

Depreciation expenses for the three and six month periods ended June 30, 2008 and 2007 amounted to $54,484 and $90,656 and $58,188 and $115,560 respectively.
NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES.
Accounts payable and accrued expenses consist of the following as of:
Accounts payables

	June 30	December 31
	2008	2007
Accounts payable	$176,899	$281,275
Accrued expenses	162,470	155,110
Accrued compensation	591,537	2,080,446
Accrued interest payable	774,597	841,215

	$1,705,504	$3,358,046

NOTE 10. LOAN PAYABLE-OFFICERS
The Company owes the officers $124,667 as of June 30, 2008. This amount is unsecured, interest free and due on demand.
NOTE 11. CUSTOMER DEPOSITS
In 2002, the Company entered into an option and distribution agreement with a distributor. Under the agreement, the Company received $1,250,000 as an advance payment which will be applied against distributor’s future purchases of products.
Deposits

Ending balance per December 31st, 2007	$1,006,311
Applied against shipments	56,768

Ending balance per June 30, 2008	$949,543

NOTE 12. NOTES PAYABLE- RELATED PARTY
The Company has one note payable to Gauss N.V. for the principal amount of $188,433 pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2008. Gauss N.V. is jointly owned by Mr. Ratering and Mr. Nobles, each of whom is an officer and director of Sutura. On January 1st 2008 $12,910 outstanding but unpaid interest was added to the principal sum of the note.
The total amount of the note is as follows as of:

Notes payables related party

	June 30	December 31
	2008	2007
Notes payable with interest at 8% due and demandable on December 31, 2008	$188,433	$161,823

Interest expense for the three and six month periods ended June 30, 2008 and June 30, 2007 for this note amounted to $3,875 and $7,483 and $3,052 and $5,972 respectively.
NOTE 13. CONVERTIBLE NOTES PAYABLE-OFFICERS
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
The total amount of the notes is as follows as of:
Notes payables-officers

	June 30	December 31
	2008	2007
Convertible notes payable to officer bearing interest rate of 10%, unsecured	$1,000,519	$926,408
Interest expense for the three and six month periods ended June 30, 2008 and June 30, 2007 for these notes amounted to $25,013 and $50,026 and $18,528 and $37,056 respectively.

			Intrinsic	Intrinsic	Intrinsic	Intrinsic	Intrinsic
	Conversion	Conversion	value per	value per	value per	value per	value per
	shares	price	December	end June	end June	end Sept	end Dec

Ratering	12,506,488	$0.0800	$—	$—	$	$	$
NOTE 14. CONVERTIBLE NOTES PAYABLE
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
Using the effective interest method the total debt discount of the Whitebox I notes has been amortized over the term of the notes and charged to interest expense. In the three and six month periods ending June 30, 2008 and 2007 $0 and $0 and $291,377 and $582,754 respectively was expensed.
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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox I by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $196,500 will be charged to interest expenses over the 2 year term of the note. In the three and six months period ended June 30, 2008 $24,563 and $49,126 was amortized and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $163,361 and will be charged to interest expenses over the term of the loan. In the three and six months period ended June 30, 2008 $20,420 and $40,840 was amortized and charged to interest.
On April 2, 2008, Whitebox affiliated partners have converted $5,012,752 of the note and $200,510 of the interest due on it into 65,165,775 into shares of common stock at $0.08 per share leaving the balance of the note at $1,733,748. If also the remaining Whitebox I notes are converted the company will currently issue to the Whitebox affiliates 21,671,844 shares in the aggregate at a conversion rate of $0.08.
Interest expense for Whitebox I for the three and six month periods ended June 30, 2008 and 2007 amounted to $52,012 and $254,407 and $196,500 and $393,000 respectively.
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
Interest expense for Whitebox Ia for the three and six month periods ended June 30, 2008 amounted to $6,072 and $12,144 respectively.
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
The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 325,479 which was recorded as debt discount, a reduction of the carrying amount of the debt. There was no beneficial conversion feature on the notes. Using the effective interest method the fair value of the warrants will be amortized over the term of the note and charged to interest expense. In the three and six month periods ended June 30, 2008 and 2007 $0 and $0 and $33,938 and 67,876 respectively was expensed. The Company further incurred financial consulting fees of $ 240,000 which it also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the three and six month periods ended June 30, 2008 and 2007 $0 and $0 and $20,000 and $40,000 respectively were expensed as a general expense.
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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox II by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $90,000 will be charged to interest expenses over the 2 year term of the note. In the three and six month periods ended June 30, 2008 $11,250 and $22,500 respectively was amortized and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $74,822 and will be charged to interest expenses over the term of the loan. In the three and six month periods ended June 30, 2008 $18,706 and $9,353 respectively was amortized and charged to interest. If all of the Whitebox II notes are converted the company would currently issue to the Whitebox affiliates 38,625,000 shares in the aggregate at a conversion rate of $0.08.
Interest expense for Whitebox II for the three and six month periods ended June 30, 2008 and 2007 amounted to $92,700 and $185,400 and $90,000 and $180,000 respectively.
WHITEBOX IIa
As part of the July 1, 2007 agreement the interest expenses of Whitebox II payable at the end of each quarter may be converted in a new note at the same terms as the original note. The company elected to issue a new note (Whitebox IIa) of $92,700 per September 30, 2007 with 12% interest and convertible at $0.08 per share. If all of the Whitebox IIa notes are converted the company would currently issue to the Whitebox affiliates 1,158,750 shares in the aggregate at a conversion rate of $0.08. Interest expense for Whitebox IIa for the three and six month periods ended June 30, 2008 amounted to $2,781 and $5,562 respectively.
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
The notes were convertible into common stock determined by a company valuation of $250,000,000 divided by the total number of fully diluted shares outstanding on the conversion date. On September 30, 2006, based on the then outstanding shares of the Company, the Whitebox III notes were convertible into an aggregate of 7,595,606 shares resulting in a conversion rate of $0.8848. The total numbers of warrants issued with a term of 5 years are 1,609,197 at an exercise price of $0.87. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 85%, term of five years and a discount of 3.89% was determined to be $ 891,404 and was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature of the notes was determined to be $ 839,234 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the three and six month periods ended June 30, 2008 and 2007 $178,463 and $348,772 and $148,015 and $289,267 respectively was expensed. The Company further incurred financial consulting fees of $ 560,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the three and six month periods ended June 30, 2008 and 2007 $46,667 and $93,334 and $46,667 and $93,334 respectively was expensed as a general expense.
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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox III by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $210,000 will be charged to interest expenses over the 2 year term of the note. In the three and six month periods ended June 30, 2008 $26,250 and $52,500 respectively was amortized and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $174,584 and will be charged to interest expenses over the term of the loan. In the three and six month periods ended June 30, 2008 $21,823 and $43,646 was amortized and charged to interest. If all of the Whitebox III notes are converted the company would currently issue to the Whitebox affiliates 90,125,000 shares in the aggregate at a conversion rate of $0.08. Interest expense for Whitebox III notes for the three and six month periods ended June 30, 2008 and 2007 amounted to $216,300 and $432,600 and $140,000 and $280,000 respectively.
WHITEBOX IIIa
As part of the July 1, 2007 agreement the interest expenses of Whitebox III payable at the end of each quarter may be converted in a new note at the same terms as the original note. The company elected to issue a new note (Whitebox IIIa) of $162,625 per September 30, 2007 with 12% interest and convertible at $0.08 per share. If all of the Whitebox IIIa notes are converted the company would currently issue to the Whitebox affiliates 2,032,813 shares in the aggregate at a conversion rate of $0.08. Interest expense for Whitebox IIIa for the three and six month periods ended June 30, 2008 amounted to $4,879 and $9,758.
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
The company and Whitebox further agreed that Whitebox had the right to invest a further $1,500,000 on or before March 31, 2007 (collectively, the “New Loan”) at the same terms as the current loan. The relative fair value of this option, using the Black Scholes method assuming a volatility of the stock of 226%, term of 3.5 months and a discount of 4.1% was $ 414,548. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The fair value of the beneficial conversion feature of the notes was determined to be $ 247,882 using the Black Scholes method assuming a volatility of the stock of 226%, term of 18 months and a discount of 4.1%. The beneficial conversion feature and the value of the option are recorded as a debt discount, a reduction of the carrying amount of the debt. Using the effective interest method this debt discount will be amortized over the 18 months term of the note and charged to interest expense. In the three and six month periods ended June 30, 2008 and 2007 $112,792 and $248,302 and $93,438 and $175,987 respectively were expensed. The Company further incurred financial consulting fees of $ 90,000 which it also recorded as a debt discount, a reduction of the carrying amount of the debt and which will also be amortized over the term of the loan. In the three and six month periods ended June 30, 2008 and 2007 $12,500 and $27,500 and $15,000 and $30,000 respectively were expensed as a general expense. Interest expense for the three and six month periods ended June 31, 2008 and 2007 amounted to $30,000 and $60,000 and $30,000 and $60,000 respectively.
At June 30, 2008 the WHITEBOX V notes were reimbursed by the company.
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
Interest expense for Whitebox Va for the three and six month periods ended June 30, 2008 amounted to $900 and $1,800.
At June 30, 2008 the WHITEBOX Va notes were reimbursed by the company.
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
The Company incurred financial consulting fees of $ 90,000 which it recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the term of the loan. In the three and six month periods ended June 30, 2008 and 2007 $15,000 and $30,000 and $15,000 and $17,500 respectively were expensed as a general expense.
Interest expense for the three and six month periods ended June 30, 2008 and 2007 amounted to $30,000 and $60,000 and $30,000 and $38,333 respectively. At June 30, 2008 the WHITEBOX VI notes were reimbursed by the company.
WHITEBOX VIa
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox VI. As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter may be converted in a new note at the same terms of the original note. The company elected to issue a new note of $30,000 (Whitebox VIa) per September 30, 2007 at 8% interest and convertible at $0.045 per share. If all of the Whitebox VIa notes are converted the company would currently issue to the Whitebox affiliates 666,666 shares in the aggregate at a conversion rate of $0.045. Interest expense for Whitebox VIa for the three and six month periods ending June 30, 2008 amounted to $900 and $1,800.
At June 30, 2008 the WHITEBOX VIa notes were reimbursed by the company.
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
Interest expense for the three and month periods ended June 30, 2008 and 2007 amounted to $8,000 and $16,000 and $2,667 and $2,667 respectively.
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
Interest expense for Whitebox VIII for the three and six month periods ended June 30, 2008 amounted to $20,000 and $40,000 respectively.
The following is a summary of all notes payable at:
Convertible notes payables

	June 30	December 31
	2008	2007
Whitebox I	$1,733,747	$6,746,500
Whitebox Ia	202,395	202,395
Whitebox II	3,090,000	3,090,000
Whitebox IIa	92,700	92,700
Whitebox III	7,210,000	7,210,000
Whitebox IIIa	162,625	162,625
Whitebox V	—	1,500,000
Whitebox Va	—	30,000
Whitebox VI	—	1,500,000
Whitebox VIa	—	30,000
Synapse settlement note	400,000	400,000
Whitebox VIII	1,000,000	1,000,000

	$13,891,467	$21,964,220
Debt issue costs	(42,830)	(193,664)
Loan consent fees	(248,248)	(372,374)
Beneficial conversion feature	(330,080)	(1,030,350)

	$13,270,308	$20,367,833

Classified as current liability	$0	3,811,698
Classified as long term liability	$13,270,308	$16,556,134
Summary of convertible notes conversion rights:

	Conversion		Intrinsic	Conversion	Intrinsic
	shares per	Conversion	value per	shares per	value per
	Dec 31 2007	price	December	June 30 2008	June 30
Whitebox I	84,331,250	$0.0800	$—	21,671,844	$—
Whitebox Ia	2,529,938	0.0800	—	2,529,938	—
Whitebox II	38,625,000	0.0800	—	38,625,000	—
Whitebox IIa	1,158,750	0.0800	—	1,158,750	—
Whitebox III	90,125,000	0.0800	—	90,125,000	—
Whitebox IIIa	2,032,813	0.0800	—	2,032,813	—
Whitebox V	33,333,333	0.0450	500,000	0	—
Whitebox Va	666,667	0.0450	10,000	0	—
Whitebox VI	33,333,333	0.0450	500,000	0	—
Whitebox VIa	666,667	0.0450	10,000	0	—
Synapse settlement note	2,666,667	0.1500	—	2,666,667	—
Whitebox VIII	14,285,714	0.0700	—	14,285,714	142,857

	303,755,131		$1,020,000	173,095,725	$142,857

NOTE 15. NOTES PAYABLES
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
Interest expense for the three and six month periods ended June 30, 2008 amounted to $51,000 and $102,000 and $6,034 and $6,034 respectively.
Notes payables

	June 30	December 31
	2008	2007
Whitebox VII	$1,700,000	$1,700,000

NOTE 16. NOTES PAYABLES OFFICERS
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
The Officer Notes bear interest from the date of issuance at the rate of twelve percent (12%) per annum. All accrued interest and principal is due and payable in a balloon payment upon the sixtieth (60th) month anniversary of the Officer Notes. The Company may prepay the Officer Notes, in whole or in part, upon five (5) days prior written notice to the payee at a cost equal to accrued interest plus the present value of the Officer Notes discounted at a rate equal to (x) the then U.S. Treasury rate for 5-year Notes as reported by Bloomberg on the date of such prepayment notice, plus (y) 100 basis points. Interest expense for the three and six month periods ended June 30, 2008 amounted to $12,000 and $24,000 respectively.
Notes payables officers

	June 30	December 31
	2008	2007
GrootKasteel	$200,000	$200,000
Teckman	100,000	100,000
Bjorkman	100,000	100,000

	$400,000	$400,000

NOTE 17. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income.
Comprehensive gain (loss) per the three and six month periods ended June 30, 2008 and 2007 were as follows:

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	2008	2007	2008	2007
Unrealized gain (loss) securities	$(73,717)	$—	$56,570	$—
Translation adjustment	20,524	(2,520)	(29,947)	(10,770)

Total comprehensive gain (loss)	(53,193)	(2,520)	26,623	(10,770)

As of June 30, 2008, other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section consists of accumulative foreign currency translation loss of $1,049,026 and an unrealized gain on marketable securities of $17,413.
NOTE 18. WARRANTS
Summary of outstanding warrants as of June 30, 2008:

			Remaining Life in	Aggregate Intrinsic
	Total	Price	years	Value
Warrants issued in 2004	6,311,951	$0.6259	0.8	$
Warrants Fusion	1,220,565	0.4464	1.8
Warrants Whitebox I	14,423,512	0.4541	1.2
Warrants Whitebox II	1,666,667	0.4500	1.7
Warrants Whitebox III	1,609,197	0.4500	2.2
Warrants Whitebox IV	10,400,000	0.0913	3.5
Cancelled in 2008	—	—	—
Exercised in 2008	—	—	—

Outstanding June 30, 2008	35,631,891	$0.3780	1.9	$—

NOTE 19. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.
The Company ended the quarter with a cash balance of $1,188,821. For the six month period ending June 30, 2008 the company incurred a net loss of $6,474,257. For the years ended December 31, 2007 and 2006, the company had a net profit of $10,972,948 and a net loss of $11,997,615, respectively. The profit of 2007 was the result of a legal settlement of $23,000,000 received in December of 2007. Corrected for this one time income the company would have incurred a loss of $12,027,052 in 2007. As of June 30, 2008, we had an accumulated deficit of $64,135,996. Also, all the assets of the company have been pledged against the Whitebox Notes.
At June 30, 2008, we had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $9,466,034. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the SuperStitch products, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2008. Nevertheless, we expect to continue to incur substantial costs and cash outlays in 2008 and beyond to support SuperStitch research and development. In 2009 we will require additional funding to continue our operations and will attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital would be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders. If we are not able to raise additional funds, we may be required to significantly curtail our operations and this would have an adverse effect on our financial position, results of operations and cash flows.
NOTE 20. LEGAL PROCEEDINGS
Millenium Litigation
On February 14, 2005, Millenium Holding Group, Inc. (“Millenium”) filed a complaint against the Company in District Court for Clark County, Nevada. The case was subsequently removed to the United States District Court for the District of Nevada. In its complaint, Millenium asserted claims of breach of contract and breach of the covenant of good faith and fair dealing against the Company. Each of Millenium’s claims arose from a purported merger agreement that was not closed. On August 2, 2007, the Court entered an order dismissing all claims against the Company, with prejudice. On May 15, 2008, Millenium filed a notice of appeal, commencing an appeal from the order dismissing its claims with the Ninth Circuit Court of Appeals. Millenium’s opening brief is due August 29, 2008; and the Company’s opposing brief is due September 29, 2008.
Pham v. Nobles, et al. (Orange County (California) Superior Court Case No. 07CC07644) was filed on July 5, 2007. This case arises out of plaintiff Loni Pham’s investment in Sutura, Inc. In July 2004, Plaintiff executed a Subscription Agreement, accepted by Sutura, under which she purchased 9,805 shares of Sutura’s common stock in exchange for $250,000. Plaintiff has asserted causes of action for breach of contract, fraud and negligent misrepresentation against Sutura and its former Chief Executive Officer and current board member Anthony Nobles. Plaintiff seeks damages in an amount no less than $250,000, plus interest, costs and punitive damages in an unspecified amount.
     Defendants filed an answer to Plaintiff’s complaint on October 31, 2007. The Parties then agreed that Plaintiff’s claims against Defendants are subject to a written arbitration agreement and have therefore agreed that the case be stayed and submitted to binding arbitration. On January 31, 2008, the court stayed this case pending binding arbitration. In early August, 2008, the parties agreed to dismiss the entire action without prejudice and enter into a tolling agreement, tolling the running of any statute of limitations until January 30, 2009.
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
NOTE 21. RELATED PARTY TRANSACTIONS
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
NOTE 22. EQUITY
Recent Conversions of Debt-to-Equity by Whitebox Affiliates
Effective April 2, 2008, the following affiliates of Whitebox Advisors, LLC converted $5,012,753 of convertible debt and $200,510 accrued interest held by those entities into an aggregate of 65,165,775 shares of the Company’s Common Stock, par value $0.001 per share, as indicated below:

Whitebox Convertible Arbitrage Partners, L.P. -	25,859,437
Whitebox Hedged High yield Partners, L.P. -	20,687,550
Whitebox Intermarket Partners, L.P. -	8,275,012
Pandora Select Partners, L.P. -	10,343,775

Effective immediately after the conversion, there are 337,816,037 shares of Registrant’s Common Stock outstanding, and Whitebox Advisors, LLC is the beneficial owner of 149,712,197 shares Registrant’s Common Stock and has rights to acquire within the next sixty days up to an additional 264,026,064 shares of Registrant’s Common Stock upon exercise of warrants and rights to convert debt. The notice for conversion of shares has been provided to the Stock transfer agent but the same have not been issued by the agent as of June 30, 2008.
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
Revenue Recognition
We recognize revenue in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue as products are shipped based on FOB shipping point terms when title passes to customers. The Company sells its products in the United States, Germany and France, directly to hospitals and clinics. In all international markets, the Company sells its products to international distributors which subsequently resell the products to hospitals and clinics. We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved and, if approved, will be credited at original price.
Valuation of Accounts Receivable
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
Financial Condition and Results of Operations for the three and six month periods ended June 30, 2008 compared to three and six month periods ended June 30, 2007
In the fourth quarter of 2006 the Company disbanded its direct US sales force for the SuperStitch devices and scaled down its international expansion. The Company has instead decided to focus its resources on the development of larger and multiple suture placement devices that address opportunities in the fast growing market of interventions with large catheter based devices in Cardiology and Radiology. In addition it is developing longer versions of its stitching devices that allow the placement of sutures inside the Vascular and cardio-vascular structures and allow physicians to address the fast growing market in PFO and other structural heart procedures. Sutura believes that in both markets its unique suture based approach will have major advantages over currently used techniques. Total headcount for the Company increased to 34 per the end of June 2008 compared to 32 per the end of December 2007.
Net Sales
Net sales increased to $152,784 and $205,164 for the three and six month periods ended June 30, 2008, compared to $57,362 and $138,978 for the three and six month periods ended June 30, 2007. The increase in sales over last year was mainly the result of large shipments to our distributor in Russia with whom we started doing business in 2008 and new customers in France.
Cost of Sales
Cost of sales is comprised of all costs to manufacture our existing SuperStitch products, as well as start up costs for the newer versions, including materials, labor and related overhead costs including warranty and service costs. Cost of sales was $574,993 for the three months and $1,138,728 for the six month period ended June 30, 2008 compared to $425,258 and $907,575 for the same periods last year. The increase of $231,153 or 25% in spending for the 6 month period was mainly payroll related overhead expenses which increased by $118,000 as well as direct labor which increased by $55,000 and $65,000 higher component expenses in manufacturing for the high startup manufacturing activity for both the 12Fr SuperStitch and the long EL version.
Manufacturing headcount increased from 13 per the end of December 2007 to 15 per the end of June 2008.
Research and Development
Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Research and development expenses increased by 86% to $212,682 in the quarter and by 57% to $436,105 for the six month period ended June, 30 2008 from $114,157 and $276,748 in the quarter and six month periods ended June 30, 2007. The increase of $159,359 for the six months period consisted mainly of $155,000 in higher expenses for clinical trials including consultants.
General and Administrative
General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts. General and administrative expenses were $723,155 or 73% higher at $1,714,930 in the quarter ended June 30, 2008 compared to $991,775 in the quarter ended June 2007. In the quarter we recorded $476,000 higher payroll expenses mainly due to a settlement with our former CEO, $105,000 higher travel expenses mainly for clinical trials in Europe, $80,000 higher board compensation and liability insurance, $40,000 higher financial consultant expenses and $25,000 higher building maintenance expenses. For the six month period our G&A expenses were 33% higher at $2,906,346 compared to $2,183,160 the same period a year ago. For the six months we recorded $565,0000 higher payroll expenses, 95,000 consulting expenses, $160,000 higher travel and car expenses, $80,000 higher board compensation and liability insurance,$38,000 higher general and $55,000 higher building maintenance. These higher expenses were offset in part by a reduction in legal expenses of $328,000.
Sales and Marketing
Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our support staff, advertising costs and expenses related to trade shows, distributor support and seminars.
Headcount in Sales and Marketing was 4 per the end of June 30, 2008. Total expenses were 282,513 in the quarter ended June 30, 2008 up 55% from $181,163 in the quarter ended June 2007. The company participated in the European cardiology meeting in Barcelona as well as in a smaller meeting in Frankfurt,

Germany and incurred higher travel and entertainment as well as exhibition expenses than last year.
Interest income/expense
Interest income for the three and six month periods ended June 30, 2008 was $139,622 and $ 307,790 respectively compared to $1,504 and $8,440 respectively in the three and six month periods ended June 30, 2007. Most of the cash received from the patent settlement in December has been invested in notes and Certificates of Deposits.
Interest expenses for the three month period ended June 30, 2008 increased by 16% to $618,495 compared to $531,785 in the three months period ended June 30, 2007. For the six month period interest expenses increased by 34% to $1,387,106 compared to $1,033,062 last year. The increase in interest is a direct consequence of additional borrowing, higher interest rates on most of the Whitebox notes as well as the expense of extending the term on most notes. The lower increase in the second quarter is the result of conversion of $5,012,752 notes at 12% interest into shares on April 2nd 2008. In addition to the interest the company amortizes the fair value of the warrants and the beneficial conversion feature of the notes over the term of the notes. In the three and six month periods ended June 30, 2008 $342,851 and $700,266 was expensed compared to $580,657 and $1,150,606 in the same periods last year.
Interest expenses.

	Three months	Three months	Year to date	Year to date
	2008	2007	2008	2007

Note payable related party in Euros	$3,875	$3,057	$7,483	$5,972
Note payable officer	25,013	18,528	50,026	37,056
Whitebox I	52,012	196,500	254,407	393,000
Whitebox I Consent fee	24,563		49,126
Whitebox I Interest note	6,072		12,144	—
WhiteboxII	92,700	90,000	185,400	180,000
WhiteboxII consent fee	11,250		22,500
Whitebox II Interest note	2,781		5,562	—
Whitebox III	216,300	140,000	432,600	280,000
WhiteboxII consent fee	26,250		52,500
Whitebox III Interest note	4,879		9,758	—
Idylwood Partners L. P.	—	15,000	—	30,000
Whitebox V	30,000	30,000	60,000	60,000
Whitebox V Interest note	900	—	1,800	—
Whitebox VI	30,000	30,000	60,000	38,333
Whitebox VI Interest note	900	—	1,800	—
Synapse	8,000	2,667	16,000	2,667
Whitebox VII	51,000	6,034	102,000	6,034
Officers	12,000	—	24,000	—
Whitebox VIII	20,000	—	40,000	—

	$618,495	$531,785	$1,387,106	$1,033,062

Beneficial conversion amortization

Whitebox I	$—	$291,377	$—	$582,754
Whitebox I BCF consent fee	20,420		40,840
Whitebox II	—	33,938	c	67,876
Whitebox II BCF consent fee	9,353	—	18,706	—
Whitebox III	178,463	148,015	348,772	289,267
Whitebox III BCF consent fee	21,823	—	43,646	—
Idylwood Partners L. P.	—	13,889	—	34,722
Whitebox V	112,792	93,438	248,302	175,987

Total conversion feature expense	$342,851	$580,657	$700,266	$1,150,606

Total interest and conversion expenses	$961,345	$1,112,442	$2,087,371	$2,183,668

Liquidity and Capital Resources
During the six month period ended June 30, 2008 the Company used $6,689,531 of cash in operating activities. Most of this amount was to finance the operating loss but in addition there was an amount of $1,532,000 to pay back owed salaries accrued on the company books in prior periods. At June 30, 2008 we used $3,060,000 to pay back on their due date two notes issued to Whitebox in 2006 and 2007.
At June 30, 2008, we had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $9,466,034. We believe that current cash and cash equivalents and marketable securities, together with cash receipts generated from sales of the SuperStitch products, will be sufficient to meet anticipated cash needs for operating and capital expenditures through at least December 31, 2008. Nevertheless, we expect to continue to incur substantial costs and cash outlays in 2008 and beyond to support SuperStitch research and development. In 2009 we will require additional funding to continue our operations and will attempt to raise the required capital through either debt or equity arrangements. We cannot provide any assurance that the required capital will be available on acceptable terms, if at all, or that any financing activity would not be dilutive to our current stockholders. If we are not able to raise additional funds, we would likely be required to significantly curtail or halt our operations and this would have a material adverse effect on our financial position, results of There can be no assurance that any of these funding will be consummated in the timeframes needed for continuing operations or on terms favorable to us. If adequate funds are not available, we will be required to significantly curtail our operating plans and/or possibly cease operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a “smaller reporting company”, we are not required to provide the information required by this Item.
ITEM 4T. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer, Brian Abrahams, Chief Financial Officer, Richard Bjorkman, and Chief Operations Officer, Anthony Nobles, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that review, our Chief Executive Officer, Chief Financial Officer and Chief Operations Officer concluded that, as of the evaluation date, our controls and procedures are effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
There have been no changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 14, 2005, Millenium Holding Group, Inc. (“Millenium”) filed a complaint against the Company in District Court for Clark County, Nevada. The case was subsequently removed to the United States District Court for the District of Nevada. In its complaint, Millenium asserted claims of breach of contract and breach of the covenant of good faith and fair dealing against the Company. Each of Millenium’s claims arose from a purported merger agreement that was not closed. On August 2, 2007, the Court entered an order dismissing all claims against the Company, with prejudice. On May 15, 2008, Millenium filed a notice of appeal, commencing an appeal from the order dismissing its claims with the Ninth Circuit Court of Appeals. Millenium’s opening brief is due August 29, 2008; and the Company’s opposing brief is due September 29, 2008.
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
Pham v. Nobles, et al. (Orange County (California) Superior Court Case No. 07CC07644) was filed on July 5, 2007. This case arises out of plaintiff Loni Pham’s investment in Sutura, Inc. In July 2004, Plaintiff executed a Subscription Agreement, accepted by Sutura, under which she purchased 9,805 shares of Sutura’s common stock in exchange for $250,000. Plaintiff has asserted causes of action for breach of contract, fraud and negligent misrepresentation against Sutura and its former Chief Executive Officer and current board member Anthony Nobles. Plaintiff seeks damages in an amount no less than $250,000, plus interest, costs and punitive damages in an unspecified amount. Defendants filed an answer to Plaintiff’s complaint on

October 31, 2007. The Parties then agreed that Plaintiff’s claims against Defendants are subject to a written arbitration agreement and have therefore agreed that the case be stayed and submitted to binding arbitration. On January 31, 2008, the court stayed this case pending binding arbitration. In early August, 2008, the parties agreed to dismiss the entire action without prejudice and enter into a tolling agreement, tolling the running of any statute of limitations until January 30, 2009.
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
ITEM 2. CHANGES IN SECURITIES
Effective April 2, 2008, the following affiliates of Whitebox Advisors, LLC converted $5,012,752.50 of convertible debt and $200,510 accrued interest held by those entities into an aggregate of 65,165,775 shares of the Company’s Common Stock, par value $0.001 per share, as indicated below:

Whitebox Convertible Arbitrage Partners, L.P. -	25,859,437
Whitebox Hedged High yield Partners, L.P. -	20,687,550
Whitebox Intermarket Partners, L.P. -	8,275,012
Pandora Select Partners, L.P. -	10,343,775
The 65,165,775 shares of restricted common stock issued to the affiliates of Whitebox Advisors, LLC are exempt from registration requirements pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.
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

SUTURA, INC.
Registrant

Date: August 19, 2008	By:	/s/ Brian Abraham
Brian Abraham, Chief Executive Officer

Date: August 19, 2008	By:	/s/ Richard Bjorkman

Richard Bjorkman, Chief Financial Officer