Form 10-Q
period 2008-09-30
Sutura, Inc.
filed 2008-11-19
CIK 937814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2008

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
At November 15, 2008 337,816,037 shares of common stock were outstanding.

SUTURA, INC.
INDEX TO FORM 10-Q
September 30, 2008

PART I: FINANCIAL INFORMATION
Item 1. Financial Statement
Report of Independent Registered Public Accounting Firm
We have reviewed the accompanying balance sheet of Sutura Inc. and subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of operations and cash flows for the three and nine month periods then ended. These interim financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company’s has accumulated deficit of $66,603,019 at September 30, 2008 including a net loss of $ 8,468,811 during the nine month period ended September 30, 2008. As described in Note 1 to the financial statements management intends to cease operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
November 10, 2008

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,397,455	$7,767,196
Marketable securities & Certificates of deposits	1,989,491	8,917,690
Assets held for sale	4,311,238	3,949,397

Net assets of discontinued operations	$7,698,184	$20,634,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Net liabilities of discontinued operations	$18,528,079	$28,612,747
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value; 500,000,000 shares authorized; issued and outstanding 337,816,037 shares as at September 30, 2008 and 272,650,262 shares at December 31, 2007	337,816	272,650
Additional paid in capital	56,454,595	50,941,329
Accumulated deficit	(66,603,019)	(58,134,208)
Other comprehensive loss	(1,019,288)	(1,058,236)

Total stockholders’ deficit	(10,829,895)	(7,978,465)

	$7,698,184	$20,634,283

The accompanying notes are an integral part of these consolidated unaudited financial statements.

SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	2008	2007	2008	2007
OTHER INCOME (EXPENSE)
Interest Income	69,186	4,926	376,976	13,366
Interest Expense(1)	(605,886)	(1,633,988)	(2,344,486)	(3,817,656)
Other Income	—	—	15,000	—

Total other income (expense),net	(536,699)	(1,629,062)	(1,952,510)	(3,804,290)

Loss from discontinued operations	(1,806,625)	(1,942,067)	(6,516,301)	(5,504,994)

NET LOSS	(2,343,325)	(3,571,128)	(8,468,811)	(9,309,284)

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized gain(loss)securities	(36,526)	—	33,507	—
Translation adjustment	48,852	(42,442)	5,441	(53,212)

TOTAL COMPREHENSIVE GAIN (LOSS)	12,326	(42,442)	38,948	(53,212)

COMPREHENSIVE (LOSS)	$(2,330,999)	$(3,613,571)	$(8,429,863)	$(9,362,496)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING*	294,292,910	271,229,807	315,935,558	265,214,687

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

(1) Includes amortization of beneficial conversion feature and warrants issued of:	$51,596	$947,458	$403,091	$2,098,064

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	'2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,468,811)	$(9,309,284)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	129,707	174,317
Provision for doubtful debts	46,636	—
Beneficial conversion feature	403,091	2,098,064
Stock based compensation expenses — employees	238,853	247,896
Stock based compensation expenses — non employees	126,319	121,239
Interest expenses converted into shares.	200,510	1,477,387
(Increase) decrease in current assets:
Accounts receivables	(44,835)	9,593
Inventory	93,765	46,942
Prepaid expenses	167,965	126,245
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	188,853	(41,074)
Accrued payroll	(1,612,258)	22,682
Customer deposits	(78,145)	(25,625)

Total Adjustments	(139,538)	4,257,666

Net cash used in discontinued operations	(8,608,349)	(5,051,617)

CASH FLOWS INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(562,315)	(41,933)
Sales of marketable securities	6,961,705	—

Total cash flow of investing activities of discontinued operations.	6,399,390	(41,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) notes payable	(4,160,000)	4,600,000

Net cash provided by (used in) financing activities of discontinued operations.	(4,160,000)	4,600,000

Effect of rate changes on cash and cash equivalents	(783)	7,151

NET DECREASE IN CASH & CASH EQUIVALENTS	(6,369,742)	(486,399)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	7,767,196	1,238,154

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,397,455	$751,756

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,524,518	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated unaudited financial statements.

NOTE 1. DESCRIPTION OF BUSINESS AND GOING CONCERN
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
On August 19, 2005, Prior Sutura merged with and into Technology Visions Group, Inc. pursuant to the terms of that certain Agreement and Plan of Merger, dated November 22, 2004, by and between Prior Sutura and Technology Visions Group, Inc. (the “Merger Transaction”). Technology Visions Group, Inc. was incorporated in Delaware in 1985 under the name Orbit Technologies, Inc and changed its name to Technology Visions Group, Inc. on December 22, 2000. Pursuant to the Merger Transaction, the separate existence of Prior Sutura ceased and Technology Visions Group, Inc. (the “Company”) continued as the surviving corporation under Delaware law. As part of the Merger Transaction, the name of the Company was changed to Sutura, Inc. Further, pursuant to the Merger Transaction, the Company issued 174,948,338 shares of common stock in the aggregate to the former stockholders of Prior Sutura and, as a result, the stockholders of Prior Sutura own approximately 95% of the Company. Accordingly, the merger has been accounted for as a recapitalization of Prior Sutura.
At the end of October 2008 the Board of Directors and executive officers of Company have reviewed its operations and cash position and do not believe that the Company will be able to continue as a going concern beyond December 31, 2008. The Board believes that it is unlikely that available cash, less current liabilities, will be sufficient to sustain operations at current levels beyond December 31, 2008. The Company is actively seeking possible additional capital infusion in the form of equity or debt; however, given the current financial markets, the Company believes that it is highly unlikely that it will be able to obtain additional financing on acceptable terms, if at all. Accordingly, the Company is evaluating possible reductions in its operations to conserve cash and other assets for the benefit of its shareholders and creditors. At this time, the extent of such reductions has not been determined. Such reductions may include, without limitation, reductions in personnel, manufacturing and marketing, and could involve the cessation of all operations and the liquidation of the Company’s assets.

Additionally, the Company has retained the services of a financial advisor to pursue and evaluate possible transactions with third-parties. These possible transactions would include, without limitation, a possible sale of all or substantially all of the business and assets of the Company.
The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company’s has accumulated deficit of $66,603,019 at September 30, 2008 including a net loss of $ 8,468,811 during the nine month period ended September 30, 2008. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
On November 3, 2008, the Company entered into a binding Letter of Intent (the “Letter”) providing for the sale of all of itss non-cash assets and $3.0

Million of its cash and cash equivalents to Nobles Medical Technologies, Inc., a Delaware corporation (“Buyer”), in exchange for a cash payment of $6.75 Million (the “Acquisition”). Anthony Nobles, an officer and director of the Company, is also an officer, director and shareholder of the Buyer. The Letter provides that the obligation of the parties to effect the Acquisition shall be subject to the execution by the parties of a definitive agreement containing customary and appropriate terms for a transaction of the type contemplated, and that the parties agree to use best efforts to negotiate and execute such a definitive agreement on or before November 15, 2008.
Unless the parties agree otherwise, the Letter will terminate (except as to provisions regarding publicity, expenses and break-up fees) on the earliest of (i) the execution of a definitive agreement by the parties, (ii) written notice of termination from either party, or (iii) December 15, 2008. Pursuant to the Letter, both parties will place into escrow an amount equal to $500,000 as a break-up fee that will be payable to the other party in certain circumstances if the Acquisition is not consummated. The Letter also provides that the Buyer will increase its aggregate escrow amount to at least $2.5 million upon the execution of the definitive agreement, and to at least $6.75 million upon mailing of a final proxy or information statement to the Company’s stockholders in connection with the Acquisition.
The Company has also agreed that it shall not, and that it shall direct and use its reasonable best efforts to cause its directors, affiliates, officers, employees, agents and representatives not to, directly or indirectly, initiate, solicit, encourage or otherwise facilitate any alternative acquisition proposal involving the Company after the aggregate amounts deposited by Buyer into the escrow described above equal or exceed $6.75 million. Prior to that time, these limitations will not be in effect, and Anthony Nobles has agreed to support the Company’s efforts to find alternative bidders for the business or assets of the Company consistent with his fiduciary duties.
The Letter also provides that following its execution, Buyer and its designated representatives shall manage and be in charge of the operations and day-to-day business of the Company subject to such general oversight by its Board of Directors as is required for the Board to exercise its fiduciary duties. While the Letter is in effect, Buyer is required to conduct the operations of Seller within a budgetary maximum spending limit of $500,000 (the “Closing Budget”) which will be funded by the Company. The Closing Budget amounts shall be segregated from the Company’s other accounts and funds for use by Buyer in running the day-to-day operations of Seller. Following December 15, 2008, if Buyer needs additional funds to manage the business of the Company until the Acquisition closes, then the Company will increase the amount of the Closing Budget by the amount that Buyer increases the amount of its break-up fee.
The amount of outstanding senior secured debt issued by the Company exceeds the amount of consideration to be received by Company pursuant to the Acquisition. Further, following consummation of the Acquisition, the Company intends to wind-down, liquidate and dissolve. If the Acquisition is consummated pursuant to its terms, the shareholders of the Company will not receive any funds from the Acquisition or the eventual liquidation and dissolution of the Company.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United

States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The result of operations and cash flows for the three and nine month periods presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company’s December 31, 2007 audited financial statements and notes thereto included in the Company’s Annual Report on
Form 10KSB.
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
FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
Assets and liabilities of foreign subsidiaries have been translated at quarter- end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the nine months. Resulting cumulative translation adjustments have been recorded as other comprehensive income (loss) as a separate component of stockholders’ equity.
During the three and nine month periods ended September 30, 2008 comprehensive gain/loss included net translation gains of $48,852 and $5,441 respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section amounted to $1,019,288 as of September 30, 2008.
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

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Weighted average shares outstanding — basic	294,292,910	271,229,807	315,935,558	265,214,687
Weighted average shares outstanding — diluted	294,292,910	271,229,807	315,935,558	265,214,687
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
In May of 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.
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
NOTE 3. DISCONTINUED OPERATIONS
On November 3, 2008, the Company entered into a binding Letter of Intent (the “Letter”) providing for the sale of all of its non-cash assets and $3.0 Million of its cash and cash equivalents to Nobles Medical Technologies, Inc., a Delaware corporation (“Buyer”), in exchange for a cash payment of $6.75 Million (the “Acquisition”). Anthony Nobles, an officer and director of the Company, is also an officer, director and shareholder of the Buyer. The Letter provides that the obligation of the parties to effect the Acquisition shall be subject to the execution by the parties of a definitive agreement containing customary and appropriate terms for a transaction of the type contemplated, and that the parties agree to use best efforts to negotiate and execute such a definitive agreement on or before November 15, 2008.
Unless the parties agree otherwise, the Letter will terminate (except as to provisions regarding publicity, expenses and break-up fees) on the earliest of (i) the execution of a definitive agreement by the parties, (ii) written notice of termination from either party, or (iii) December 15, 2008. Pursuant to the Letter, both parties will place into escrow an amount equal to $500,000 as a break-up fee that will be payable to the other party in certain circumstances if the Acquisition is not consummated. The Letter also provides that the Buyer will increase its aggregate escrow amount to at least $2.5 million upon the execution of the definitive agreement, and to at least $6.75 million upon mailing of a final proxy or information statement to its stockholders in connection with the Acquisition.

The Company has also agreed that it shall not, and that it shall direct and use its reasonable best efforts to cause its directors, affiliates, officers, employees, agents and representatives not to, directly or indirectly, initiate, solicit, encourage or otherwise facilitate any alternative acquisition proposal involving the Company after the aggregate amounts deposited by Buyer into the escrow described above equal or exceed $6.75 million. Prior to that time, these limitations will not be in effect, and Anthony Nobles has agreed to support the Company’s efforts to find alternative bidders for the business or assets of the Company consistent with his fiduciary duties.
The Letter also provides that following its execution, Buyer and its designated representatives shall manage and be in charge of the operations and day-to-day business of the Company subject to such general oversight by the Company’s Board of Directors as is required for the Board to exercise its fiduciary duties. While the Letter is in effect, Buyer is required to conduct the operations of Seller within a budgetary maximum spending limit of $500,000 (the “Closing Budget”) which will be funded by the Company. The Closing Budget amounts shall be segregated from the Company’s other accounts and funds for use by Buyer in running the day-to-day operations of Seller. Following December 15, 2008, if Buyer needs additional funds to manage the business of the Company until the Acquisition closes, then the Company will increase the amount of the Closing Budget by the amount that Buyer increases the amount of its break-up fee.
The amount of outstanding senior secured debt issued by the Company exceeds the amount of consideration to be received by the Company pursuant to the Acquisition. Further, following consummation of the Acquisition, the Company intends to wind-down, liquidate and dissolve. If the Acquisition is consummated pursuant to its terms, the shareholders of the Company will not receive any funds from the Acquisition or the eventual liquidation and dissolution of the Company.
NOTE 4. STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis.
We have various types of share-based compensation plans. These plans are administered by our Joint Compensation and Options Committee of our Board of Directors. A description of our share-based compensation plans is contained in Item 11 of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no amendments to these plans in the nine months ended September 30, 2008.
Employee option expenses for the three and nine month periods ended September 30, 2008 and 2007 amounted to $78,890 and $238,853 and $82,632 and $247,896 respectively.
Non-employee option expenses for the three and nine month periods ended September 30, 2008 and 2007 amounted to $40,875 and $126,319 and $44,872 and $121,238 respectively.
We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Nine months ended Sept 30
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
The following table summarizes the outstanding options activity for the nine months period ended September 30, 2008 as follows:

			Weighted
			average
			remaining	Aggegrate
		Weighted	contractual	Intrinsic
	Total	price	term (years)	Value
OUTSTANDING, DECEMBER 31, 2007	45,017,899	$0.101	2.9	$691,890

Granted in 2008	—
Cancelled in 2008	(2,784,780)	$0.129		—
Exercised in 2008	—

OUTSTANDING, SEPTEMBER 30, 2008	42,233,119	$0.099	2.0	$691,890

Exercisable at September 30,2008	38,756,036	$0.094	1.5	$691,890
NOTE 5. MARKETABLE SECURITIES AND CERTIFICATES OF DEPOSIT
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
At September 30, 2008, the Company held investments in taxable auction rate preferred securities with a par value of $3,075,000. Auction rate preferred securities are floating rate debt securities with long-term nominal maturities, the interest rates of which are reset periodically (typically every seven to thirty-five days) through a Dutch auction process. These periodic auctions have historically provided a liquid market for auction rate securities, as this mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities at then existing market rates or to liquidate their holdings by selling their securities at par value. Beginning in February 2008, as part of the ongoing credit market crisis, several auction rate securities from various issuers have failed to receive sufficient order interest from potential investors to clear successfully, resulting in auction failures. Historically, when investor demand was insufficient, the banks running the auctions would step in and purchase the remaining securities in order to prevent an auction failure. However, as of recently they have been allowing these auctions to fail. The Company liquidated $250,000 of auction rate securities during the three months ended September 30, 2008 at par value and has had confirmation from its bank that all auction rate securities will be liquidated at par within the next 12 months. Sutura does not hold any auction rate securities collateralized by mortgages or collateralized debt obligations. Sutura believes these investments are of high credit quality, as all are investment grade and the majority are rated AAA. None of the securities have been downgraded.

Marketable securities classified as available for sale consisted of the following as of September 30, 2008:

	Amortized	Gross	Gross	Fair
	cost at	unrealized	unrealized	value at
	Sept 30 2008	Gain	Loss	Sept 30 2008
Government bonds	$298,408	$1,533	$—	$299,941
Auction rate securities preferred	3,075,120	—	120	3,075,000

Total marketable securities for sale	$3,373,528	$1,533	$120	$3,374,941

Certificates of deposit consisted of the following as of September 30, 2008:

	Amortized	Gross	Gross	Fair
	cost at	unrealized	unrealized	value at
	September 30 2008	Gain	Loss	September 30 2008
Certificates of deposit — Short term	$1,525,670	$—	$2,006	1,523,664
Certificates of deposit — Long term	95,943	—	5,057	90,886

Totals	$1,621,613	$—	$7,063	$1,614,550

The proceeds from sales of available-for-sale securities and the gross realized gains and gross realized losses on those sales for the quarter ended September 30, 2008 were as follows:

	Amortized	Fair	Accumulated
Government bonds	cost	value	Gain(Loss)
Totals per December 31, 2007	$6,339,587	$6,303,767	$(35,820)
Purchases	—	—	—
Sales	6,041,179	6,003,826	(37,353)
Adjustment to fair value	—	—	—

Totals per September 30,2008	$298,408	$299,941	$1,533

	Amortized	Fair	Accumulated
Taxable auction rate securities preferred	cost	value	Gain(Loss)
Totals per December 31, 2007	$4,000,232	$4,000,000	$(232)
Purchases	—	—	—
Sales	925,112	925,000	(112)
Adjustment to fair value	—	—	—

Totals per September 30, 2008	$3,075,120	$3,075,000	$(120)

	Amortized	Fair	Accumulated
Certificate of deposits	cost	value	Gain(Loss)
Totals per December 31, 2007	$1,145,141	$1,135,318	$(9,823)
Purchases	940,224	940,224	—
Sales	463,752	460,992	(2,760)
Adjustment to fair value	—	—	—

Totals per September 30, 2008	$1,621,613	$1,614,550	$(7,063)

NOTE 6. FAIR VALUE MEASUREMENTS
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
As of September 30, 2008, the total fair value of Sutura’s investments was valued as follows:

	Fair
	value at	Fair value measurement at reporting date using
	Sept 30 2008	Level 1	Level 2	Level 3
Government bonds	$299,941	$—	$299,941	$—
Auction rate securities	3,075,000	—	3,075,000	—
Certificates of deposit	1,614,550	—	1,614,550	—

	$4,989,491	$—	$4,989,491	$—

NOTE 7. ACCOUNTS RECEIVABLE
The company maintains an allowance for uncollectible accounts receivable to estimate the risk of extending credit to customers and distributors. The allowance is estimated based on the customer or distributor’s compliance with our credit terms, the financial condition of the customer or distributor and collection history where applicable. As a result of our financial situation and the doubts whether the company will be able to continue operating after December 31st we have established a further reserve of $46,636 this quarter.
Additional allowances could be required if the financial condition of our customers or distributors were to be impaired beyond our estimates. At the period ended September 30, 2008 the company has provided allowance for bad debts in amounts of $102,255 of which $ 51,000 is for a note receivable on a company which is involved in litigation against Sutura.

	September 30	December 31
	2008	2007
Total accounts receivables	$131,250	$87,714
Allowance for bad debts	(102,255)	(56,111)

Net accounts receivables	$28,996	$89,187

NOTE 8. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. The Company had established a reserve of $350,000 for potential obsolescence of components per the end of December 2007 which was subsequently reduced in the second quarter to $310,000.
Inventories are comprised of the following as of:

	September 30	December 31
	2008	2007
Raw material/WIP	$302,939	$367,473
Work in process	231,980	279,721
Finished goods	91,892	113,375

	626,811	760,569
Less: Reserve for obsolescence	(310,000)	(350,000)

	$316,811	$410,569

NOTE 9. PROPERTY & EQUIPMENT
     Property & equipment consisted of the following as of:

	September 30	December 31
	2008	2007
Computers	$395,552	$357,406
Office furniture and fixtures	587,402	583,740
Machinery and equipment	3,041,949	2,652,788

	4,024,905	3,593,933
Less: Accumulated depreciation	(3,340,850)	(3,342,530)

	$684,055	$251,404

Depreciation expenses for the three and nine month periods ended September 30, 2008 and 2007 amounted to $39,051 and $129,707 and $58,757 and $174,317 respectively.
NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES.
Accounts payable and accrued expenses consist of the following as of:

	September 30	December 31
	2008	2007
Accounts payable	$139,713	$281,275
Accrued expenses	253,516	155,110
Accrued compensation	485,991	2,080,446
Accrued interest payable	783,528	841,215

	$1,662,748	$3,358,046

Effective December 31, 2007, we wrote-off, and booked as income, $687,485 of unsecured trade payables that we believe are no longer collectible due to the fact that they are beyond the statutory collection period during which a creditor may collect such amounts. All of the liabilities were in excess of six years old. Of such amount, approximately $395,600 is subject to the four-year statute of limitations period in the State of California. We also believe that the remaining $291,885 of the written-off liabilities is subject to California law but, due to lack of sufficient documentation, we are not able to confirm that fact with certainty. Of such amount, even assuming application of the law of the resident state of the creditor, $168,355 would be beyond the applicable state’s statute of limitations period which rang from 3-6 years in such states. As to the remaining $123,580 of written-off liabilities, although the resident state of the creditors have statute of limitations periods ranging from 10-15 years, we have never been approached for collection of any such amounts within the last five years and would argue that the California statute of limitation law applies in each such instance. Notwithstanding, our belief that the written-off liabilities are no longer collectible, if a creditor successfully challenges our position and proceeds to collect amounts, such amounts would then be reversed as an expense and added back to income, and then booked as a liability. If all or a significant portion of the written-off liabilities are successfully challenged by creditors, the result would be a material increase in net loss and liabilities of up to the entire amount written-off.
NOTE 11. LOAN PAYABLE-OFFICERS
The Company owes the officers $117,666 as of September 30, 2008. This amount is unsecured, interest free and due on demand.
NOTE 12. CUSTOMER DEPOSITS
In 2002, the Company entered into an option and distribution agreement with a distributor. Under the agreement, the Company received $1,250,000 as an advance payment which will be applied against distributor’s future purchases of products.

Ending balance per December 31st, 2007	$1,006,311	$1,139,975
Applied against shipments	78,145	133,664

Ending balance per September 30, 2008	$928,166	$1,006,311

NOTE 13. NOTES PAYABLE- RELATED PARTY
The Company has one note payable to Gauss N.V. for the principal amount of $168,486 pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2008. Gauss N.V. is jointly owned by Mr. Ratering and Mr. Nobles, each of whom is an officer and director of Sutura. On January 1st 2008 $12,910 outstanding but unpaid interest was added to the principal sum of the note.
The total amount of the note is as follows as of:

	September 30	December 31
	2008	2007
Notes payable with interest at 8% due and demandable on December 31, 2008	$168,486	$161,823

Interest expense for the three and nine month periods ended September 30, 2008 and 2007 for this note amounted to $3,470 and $10,953 and $2,984 and $8,956 respectively.

NOTE 14. CONVERTIBLE NOTES PAYABLE-OFFICERS
The Company, as successor to Prior Sutura, currently owes Mr. Ratering, an officer and director of Company, the principal amounts of $557,378 and $443,141 pursuant to two promissory notes. In 2007, each of the notes bore simple interest at 8% and were to be due and payable on December 31, 2007. The accrued interest on such notes as of December 31, 2007 was $41,287 and $32,825 respectively. On January, 17, 2008 each of the notes were amended to extend the maturity date of each of the notes to July 1, 2009, to increase the interest rate to 10% (effective as of January 1, 2008), to provide that each of the notes were to be convertible at the election of Mr. Ratering into shares of the Company’s Common Stock at a conversion rate of $0.08 per share and the outstanding accrued interest as of December 31, 2007 was added to the principal balance of such notes.
The total amount of the notes is as follows as of:

	September 30	December 31
	2008	2007
Convertible notes payable to officer bearing interest rate of 10%, unsecured	$1,000,519	$926,408
Interest expense for the three and nine month periods ended September 30, 2008 and 2007 for these notes amounted to $25,013 and $75,039 and $18,528 and $55,584 respectively.

			Intrinsic	Intrinsic
	Conversion	Conversion	value per	value per
	shares	price	December	Sept 30
Officer	12,506,488	$0.0800	$—	$—
NOTE 15. CONVERTIBLE NOTES PAYABLE
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
Using the effective interest method the total debt discount of the Whitebox I notes has been amortized over the term of the notes and charged to interest expense. In the three and nine month periods ending September 30, 2008 and 2007 $0 and $0 and $0 and $582,754 respectively was expensed.
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

On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox I by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $196,500 will be charged to interest expenses over the 2 year term of the note. In the three and nine months period ended September 30, 2008 and 2007 $24,563 and $73,689 and $24,563 and $ 24,563 was amortized and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $163,361 and will be charged to interest expenses over the term of the loan. In the three and nine months period ended September 30, 2008 and 2007 $20,420 and $61,260 and $20,420 and $20,420 was amortized and charged to interest.
On April 2, 2008, Whitebox affiliated partners converted $5,012,752 of the note and $200,510 of the interest due on it into 65,165,775 shares of common stock at $0.08 per share leaving the balance of the note at $1,733,748. If also the remaining Whitebox I notes are converted the company will currently issue to the Whitebox affiliates 21,671,844 shares in the aggregate at a conversion rate of $0.08.
Interest expense for Whitebox I for the three and nine month periods ended September 30, 2008 and 2007 amounted to $52,012 and $306,419 and $202,395 and $595,395 respectively.
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
Interest expense for Whitebox Ia for the three and nine month periods ended September 30, 2008 amounted to $6,072 and $18,216 respectively.
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
The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 325,479 which was recorded as debt discount, a reduction of the carrying amount of the debt. There was no beneficial conversion feature on the notes. Using the effective interest method the fair value of the warrants will be amortized over the term of the note and charged to interest expense. In the three and nine month periods ended September 30, 2008 and 2007 $0 and $0 and $0 and 67,876 respectively was expensed. The Company further incurred financial consulting fees of $ 240,000 which it also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the three and nine month periods ended September 30, 2008 and 2007 $0 and $0 and $0 and $40,000 respectively were expensed as a general expense.

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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox II by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $90,000 will be charged to interest expenses over the 2 year term of the note. In the three and nine month periods ended September 30, 2008 and 2007 $11,250 and $33,750 and $11,250 and $11,250 respectively was amortized and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $74,822 and will be charged to interest expenses over the term of the loan. In the three and nine month periods ended September 30, 2008 and 2007 $9,353 and $28,059 and $9,353 and $9,353 respectively was amortized and charged to interest. If all of the Whitebox II notes are converted the company would currently issue to the Whitebox affiliates 38,625,000 shares in the aggregate at a conversion rate of $0.08.
Interest expense for Whitebox II for the three and nine month periods ended September 30, 2008 and 2007 amounted to $92,700 and $278,100 and $92,700 and $272,700 respectively.
WHITEBOX IIa
As part of the July 1, 2007 agreement the interest expenses of Whitebox II payable at the end of each quarter may be converted in a new note at the same terms as the original note. The company elected to issue a new note (Whitebox IIa) of $92,700 per September 30, 2007 with 12% interest and convertible at $0.08 per share. If all of the Whitebox IIa notes are converted the company would currently issue to the Whitebox affiliates 1,158,750 shares in the aggregate at a conversion rate of $0.08. Interest expense for Whitebox IIa for the three and nine month periods ended September 30, 2008 amounted to $2,781 and $8,343 respectively.
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

The notes were convertible into common stock determined by a company valuation of $250,000,000 divided by the total number of fully diluted shares outstanding on the conversion date. On September 30, 2006, based on the then outstanding shares of the Company, the Whitebox III notes were convertible into an aggregate of 7,595,606 shares resulting in a conversion rate of $0.8848. The total numbers of warrants issued with a term of 5 years are 1,609,197 at an exercise price of $0.87. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 85%, term of five years and a discount of 3.89% was determined to be $ 891,404 and was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature of the notes was determined to be $ 839,234 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the three and nine month periods ended September 30, 2008 and 2007 $0 and $0 and $790,098 and $1,079,365 respectively were expensed. The Company further incurred financial consulting fees of $ 560,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the three and nine month periods ended September 30, 2008 and 2007 $30,330 and $123,664 and $46,667 and $140,001 respectively were expensed as a general expense.
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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox III by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $210,000 will be charged to interest expenses over the 2 year term of the note. In the three and nine month periods ended September 30, 2008 and 2007 $26,250 and $78,750 and $26,250 and $26,250 respectively was amortized and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $174,584 and will be charged to interest expenses over the term of the loan. In the three and nine month periods ended September 30, 2008 and 2007 $21,823 and $65,469 and $21,823 and $ 21,823 respectively was amortized and charged to interest. If all of the Whitebox III notes are converted the company would currently issue to the Whitebox affiliates 90,125,000 shares in the aggregate at a conversion rate of $0.08.
Interest expense for Whitebox III notes for the three and nine month periods ended September 30, 2008 and 2007 amounted to $216,300 and $648,900 and $162,625 and $442,625 respectively.
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
Interest expense for Whitebox IIIa for the three and nine month periods ended September 30, 2008 amounted to $4,879 and $14,637.

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
The company and Whitebox further agreed that Whitebox had the right to invest a further $1,500,000 on or before March 31, 2007 (collectively, the “New Loan”) at the same terms as the current loan. The relative fair value of this option, using the Black Scholes method assuming a volatility of the stock of 226%, term of 3.5 months and a discount of 4.1% was $ 414,548. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The fair value of the beneficial conversion feature of the notes was determined to be $ 247,882 using the Black Scholes method assuming a volatility of the stock of 226%, term of 18 months and a discount of 4.1%. The beneficial conversion feature and the value of the option are recorded as a debt discount, a reduction of the carrying amount of the debt. Using the effective interest method this debt discount will be amortized over the 18 months term of the note and charged to interest expense. In the three and nine month periods ended September 30, 2008 and 2007 $0 and $248,302 and $105,764 and $281,751 respectively were expensed. The Company further incurred financial consulting fees of $ 90,000 which it also recorded as a debt discount, a reduction of the carrying amount of the debt and which will also be amortized over the term of the loan. In the three and nine month periods ended September 30, 2008 and 2007 $0 and $27,500 and $15,000 and $45,000 respectively were expensed as a general expense. Interest expense for the three and nine month periods ended September 30, 2008 and 2007 amounted to $0 and $60,000 and $30,000 and $90,000 respectively.
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
Interest expense for Whitebox Va for the three and nine month periods ended September 30, 2008 amounted to $0 and $1,800.
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

The Company incurred financial consulting fees of $ 90,000 which it recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the term of the loan. In the three and nine month periods ended September 30, 2008 and 2007 $12,500 and $42,500 and $15,000 and $32,500 respectively were expensed as a general expense.
Interest expense for the three and nine month periods ended September 30, 2008 and 2007 amounted to $0 and $60,000 and $30,000 and $68,333 respectively.
At June 30, 2008 the WHITEBOX VI notes were reimbursed by the company.
WHITEBOX VIa
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox VI. As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter may be converted in a new note at the same terms of the original note. The company elected to issue a new note of $30,000 (Whitebox VIa) per September 30, 2007 at 8% interest and convertible at $0.045 per share. If all of the Whitebox VIa notes are converted the company would currently issue to the Whitebox affiliates 666,666 shares in the aggregate at a conversion rate of $0.045. Interest expense for Whitebox VIa for the three and nine month periods ending September 30, 2008 amounted to $0 and $1,800. At June 30, 2008 the WHITEBOX VIa notes were reimbursed by the company.
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
Interest expense for the three and nine month periods ended September 30, 2008 and 2007 amounted to $8,000 and $24,000 and $8,000 and $10,667 respectively.

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
Interest expense for Whitebox VIII for the three and nine month periods ended September 30, 2008 and amounted to $18,000 and $58,000 and $2,000 and $2,000 respectively.
At September 21, 2008 the WHITEBOX VIII notes were reimbursed by the company.
The following is a summary of all notes payable at:

	September 30	December 31
	2008	2007
Whitebox I	$1,733,747	$6,746,500
Whitebox Ia	202,395	202,395
Whitebox II	3,090,000	3,090,000
Whitebox IIa	92,700	92,700
Whitebox III	7,210,000	7,210,000
Whitebox IIIa	162,625	162,625
Whitebox V	—	1,500,000
Whitebox Va	—	30,000
Whitebox VI	—	1,500,000
Whitebox VIa	—	30,000
Synapse settlement note	400,000	400,000
Whitebox VIII	—	1,000,000

	$12,891,467	$21,964,220
Debt issue costs	—	(193,664)
Loan consent fees	(186,185)	(372,374)
Beneficial conversion feature	(154,787)	(1,030,350)

	$12,550,494	$20,367,833

Classified as current liability	$12,550,494	3,811,698
Classified as long term liabilty	$(0)	$16,556,134

Summary of convertible notes conversion rights:

	Conversion		Intrinsic	Conversion	Intrinsic
	shares per	Conversion	value per	shares per	value per
	Dec 31 2007	price	December	Sept 30 2008	Sept 30
Whitebox I	84,331,250	$0.0800	$—	21,671,844	$—
Whitebox Ia	2,529,938	0.0800	—	2,529,938	—
Whitebox II	38,625,000	0.0800	—	38,625,000	—
Whitebox IIa	1,158,750	0.0800	—	1,158,750	—
Whitebox III	90,125,000	0.0800	—	90,125,000	—
Whitebox IIIa	2,032,813	0.0800	—	2,032,813	—
Whitebox V	33,333,333	0.0450	500,000	—	—
Whitebox Va	666,667	0.0450	10,000	—	—
Whitebox VI	33,333,333	0.0450	500,000	—	—
Whitebox VIa	666,667	0.0450	10,000	—	—
Synapse settlement note	2,666,667	0.1500	—	2,666,667	—
Whitebox VIII	14,285,714	0.0700	—	—	—

	303,755,131		$1,020,000	158,810,010	$0

NOTE 16. NOTES PAYABLES
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
Interest expense for the three and nine month periods ended September 30, 2008 and 2007 amounted to $51,000 and $153,000 and $50,233 and $56,267 respectively.

	September 30	December 31
	2008	2007
Whitebox VII	$1,700,000	$1,700,000

NOTE 17. NOTES PAYABLES OFFICERS
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
Interest expense for the three and nine month periods ended September 30, 2008 and 2007 amounted to $12,000 and $36,000 and $10,000 and $10,000 respectively.

	September 30	December 31
	2008	2007
GrootKasteel	$200,000	$200,000
Teckman	100,000	100,000
Bjorkman	100,000	100,000

	$400,000	$400,000

NOTE 18. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income.
Comprehensive gain (loss) per the three and nine month periods ended September 30, 2008 and 2007 were as follows:

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	2008	2007	2008	2007
Unrealized gain (loss securities)	$(36,526)	$—	$33,507	$—
Translation adjustment	48,852	(42,442)	5,441	(53,212)

Total comprehensive gain (loss)	12,326	(42,442)	38,948	(53,212)

As at September 30, 2008, other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section consists of accumulative foreign currency translation loss of $1,013,638 and an unrealized loss on marketable securities of $5,650.

NOTE 19. WARRANTS
Summary of outstanding warrants as of September 30, 2008:

		Weigted	Remaining	Aggegrate
		Average	Life in	Intrinsic
	Total	Price	years	Value
OUTSTANDING, DECEMBER 2007	35,631,891	$0.3780	2.4	$—
Granted in 2008	—	—	—
Cancelled in 2008	(433,912)	—	—
Exercised in 2008	—	—	—

OUTSTANDING, SEPTEMBER 2008	35,197,979	$0.3749	1.6	$—

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

NOTE 21. RELATED PARTY TRANSACTIONS
The Company, as successor to Prior Sutura, currently owes Mr. Ratering, an officer and director of the Company, the principal amounts of $553,378 and $443,142 pursuant to two promissory notes. In 2007, each of the notes bore simple interest at 8% and was due and payable on December 31, 2007. The accrued interest on such notes as of December 31, 2007 was $41,287 and $32,825 respectively. On January, 17, 2008 each of the notes were amended to extend the maturity date of each of the notes to July 1, 2009, to increase the interest rate to 10% (effective as of January 1, 2008), to provide that each of the notes were to be convertible at the election of Mr. Ratering into shares of the Company’s Common Stock at a conversion rate of $0.08 per share and the outstanding accrued interest as of December 31, 2007 was added to the principal balance of such notes.
NOTE 22. EQUITY
Recent Conversions of Debt-to-Equity by Whitebox Affiliates
On April 2, 2008, the following affiliates of Whitebox Advisors, LLC converted $5,012,753 of convertible debt and $200,510 accrued interest held by those entities into an aggregate of 65,165,775 shares of the Company’s Common Stock, par value $0.001 per share, as indicated below:

Whitebox Convertible Arbitrage Partners, L.P. -	25,859,437
Whitebox Hedged High yield Partners, L.P. -	20,687,550
Whitebox Intermarket Partners, L.P. -	8,275,012
Pandora Select Partners, L.P. -	10,343,775
Effective immediately after the conversion, there are 337,816,037 shares of the Company’s Common Stock outstanding, and Whitebox Advisors, LLC is the beneficial owner of 149,712,197 shares of Company’s Common Stock and has rights to acquire within the next sixty days up to an additional 186,909,385 shares of the Company’s Common Stock upon exercise of warrants and rights to convert debt.
NOTE 23. RESTATEMENT
In the three month period ended September, 30, 2008, the management of the Company determined that the July 1st, 2007 extension and changes in the terms of Whitebox notes I, II and III should have, as per FASB EITF 96-19, been accounted for as new notes rather than extensions of existing notes. The difference is the immediate amortization of the $634,996 beneficial conversion feature on our books per July 1st, 2007 rather than amortization per our original schedule. The effect is therefore only timing. The September 30, 2007 outstanding notes payables have been increased by $634,996 and third quarter 2007 interest expenses also by $634,996. The effect of these corrections on the third quarter of 2007 was an increase in interest expenses from $998,992 to $1,633,988. The net loss from operations increased from $2,936,132 to $3,571,128. For the year to date end of September 2007 interest expenses increased from $3,182,660 to $ $3,817,656 and the net loss increased from $8,674,288 to $9,309,284. In the balance sheet per the end of December 31, 2007 accumulated deficit was increased by $472,467 from $57,661,739 till $58,134,208. The Company has restated the financial statements for the year ended December 31, 2007 to give effect to the changes.
SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 30, 2007
(Unaudited)

	REPORTED	RESTATED	REPORTED	RESTATED
	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	2007	2007	2007	2007

Interest Expense	(998,992)	(1,633,988)	(3,182,660)	(3,817,656)

NET LOSS	(2,936,132)	(3,571,128)	(8,674,288)	(9,309,284)

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Reported	Restated
	At December 31,	At December 31,
	2007	2007

Convertible notes payable- net of beneficial conversion	16,556,134	17,028,603

Accumulated deficit	(57,661,739)	(58,134,208)

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF DISCONTINUED OPERATIONS
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

At the end of October 2008 the Board of Directors and executive officers of the Company have reviewed the Company’s operations and cash position and do not believe that the Company will be able to continue as a going concern beyond December 31, 2008. The Board believes that it is unlikely that available cash, less current liabilities, will be sufficient to sustain operations at current levels beyond December 31, 2008. The Company is actively seeking possible additional capital infusion in the form of equity or debt; however, given the current financial markets, the Company believes that it is highly unlikely that it will be able to obtain additional financing on acceptable terms, if at all. Accordingly, the Company is evaluating possible reductions in its operations to conserve cash and other assets for the benefit of its shareholders and creditors. At this time, the extent of such reductions has not been determined. Such reductions may include, without limitation, reductions in personnel, manufacturing and marketing, and could involve the cessation of all operations and the liquidation of the Company’s assets.
Additionally, the Company has retained the services of Craig Hallum, headquartered in Minneapolis, Minnesota, as its financial advisor to pursue and evaluate possible transactions with third-parties. These possible transactions would include, without limitation, a possible sale of all or substantially all of the business and assets of the Company.
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
Segment reporting
Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries. The following is a breakdown of our sales for the three and nine month periods ended September 30, 2008

	Three months ended		Three months ended		Nine months ended		Nine months ended
	Sept 30, 2008		Sept 30, 2007		Sept 30, 2008		Sept 30, 2007

Sales in USA	$1,370	1%	$4,107	12%	$5,405	2%	$19,953	11%
Sales in Europe	121,497	84%	25,727	74%	270,575	78%	102,858	59%
Sales Far East	21,000	15%	5,000	14%	73,050	21%	51,000	29%

Total sales	$143,867	100%	$34,833	100%	$349,030	100%	$173,811	100%

Long lived assets Europe					$3,354		$7,205
Long lived assets USA					680,700		244,199
Total long lived assets					$684,055		$251,404

Sales major countries	Three months ended		Three months ended		Six months ended		Six months ended
	Sept 30, 2008		Sept 30, 2007		Sept 30, 2008		Sept 30, 2007
France	$32,004	22%	$17,356	50%	$93,370	27%	$50,944	29%
Russia	89,493	62%	—	0%	149,362	43%	—	0%
Hong Kong	$21,000	15%	$5,000	14%	$73,050	21%	$51,000	29%
Major customer and concentration of credit risk.

Sales major customers	Three months ended		Three months ended		Nine months ended		Nine months ended
	Sept 30, 2008		Sept 30, 2007		Sept 30, 2008		Sept 30, 2007
Customer 1	$89,493	62%	$—	0%	$149,362	43%	$—	0%
Customer 2	21,000	15%	5,000	14%	73,050	21%	51,000	29%
Customer 3	14,224	10%	12,016	34%	45,770	13%	34,771	20%
Customer 4	17,780	12%	5,340	15%	47,600	14%	16,173	9%
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

Financial Condition and Results of Operations for the three and nine month periods ended September 30, 2008 compared to three and nine month periods ended September 30, 2007
In the fourth quarter of 2006 the Company disbanded its direct US sales force for the SuperStitch devices and scaled down its international expansion. The Company has instead decided to focus its resources on the development of larger and multiple suture placement devices that address opportunities in the fast growing market of interventions with large catheter based devices in Cardiology and Radiology. In addition it is developing longer versions of its stitching devices that allow the placement of sutures inside the Vascular and cardio-vascular structures and allow physicians to address the fast growing market in PFO and other structural heart procedures. Sutura believes that in both markets its unique suture based approach will have major advantages over currently used techniques. Total headcount for the Company decreased to 31 per the end of September 2008 compared to 32 per the end of December 2007.
Net Sales
Net sales increased to $143,867 and $349,030 for the three and nine month periods ended September 30, 2008, compared to $34,833 and $173,811 for the three and nine month periods ended September 30, 2007. The increase in sales over last year was mainly the result of large shipments to our distributor in Russia with whom we started doing business in 2008 and new customers in France.
Cost of Sales
Cost of sales is comprised of all costs to manufacture our existing SuperStitch products, as well as start up costs for the newer versions, including materials, labor and related overhead costs including warranty and service costs. Cost of sales was $642,119 for the three months and $1,780,848 for the nine month period ended September 30, 2008 compared to $676,893 and $1,584,468 for the same periods last year. For the year to date period the increase in spending was $196,380 and was mainly caused by $200,000 higher payroll expenses.

Manufacturing headcount increased from 13 per the end of December 2007 to 15 per the end of September 2008.
Research and Development
Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Research and development expenses increased by 92% to $220,638 in the quarter from $114,553 in the same period last year and 67% to $656,742 for the nine months period ended September, 30 2008 from $391,301 in nine months period last year. The increase of $265,441 for the nine months period consisted mainly of $250,000 in higher expenses for clinical trials including consultants of our EL product.
General and Administrative
General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts. General and administrative expenses were $140,851 or 13% lower at $913,687 in the quarter ended September 30, 2008 compared to $1,054,538 in the quarter ended September 2007. For the nine month period our G&A expenses were 18% higher at $3,820,033 compared to $3,237,697 the same period a year ago. For the nine months we recorded $478,000 higher payroll expenses, mainly due to a settlement with our former CEO, $69,000 higher consulting expenses, $180,000 higher travel and car expenses, $116,000 higher board compensation and liability insurance, $63,000 higher building maintenance and $47,000 in additional reserve for bad debt. These higher expenses were offset in part by a reduction in legal expenses of $441,000.

Sales and Marketing
Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our support staff, advertising costs and expenses related to trade shows, distributor support and seminars.
Headcount in Sales and Marketing was 4 per the end of September 30, 2008. Total expenses were $174,049 in the quarter ended September 30, 2008 up 33% from $130,916 in the quarter ended September 2007. Year to date ended September 30, 2008 selling expenses rose by 31% to $607,708 from $465,339 the same period last year or an increase of $ 142,369 The company participated in the European cardiology meeting in Barcelona and the TCT in Washington as well as in a smaller meeting in Frankfurt, Germany and incurred $56,000 higher travel and entertainment as well as $69,000 higher exhibition expenses than last year.
Interest income/expense
Interest income for the three and nine month periods ended September 30, 2008 was $69,186 and $376,976 respectively compared to $4,926 and $13,366 respectively in the three and nine month periods ended September 30, 2007. Most of the cash received from the patent settlement in December has been invested in notes and Certificates of Deposits.

Interest expenses for the three month period ended September 30, 2008 decreased by 19% to $554,290 compared to $686,530 in the three months period ended September 30, 2007. For the nine month period interest expenses increased by 13% to $1,941,396 compared to $1,719,592 last year. The decrease in interest in the quarter is a direct consequence of lower borrowing as year to date $4,100,000 of notes have been reimbursed and a further $5,012,752 notes at 12% interest have been converted into shares on April 2nd 2008. Year to date the increase is the result of higher interest rates on most of the Whitebox notes compared to last year as well as the expense of extending the term on most notes. In addition to the interest the company amortizes the fair value of the warrants and the beneficial conversion feature of the notes over the term of the notes. In the three and nine month periods ended September 30, 2008 $175,293 and $312,462 was expensed compared to $875,559 and $1,463,068 in the same periods last year.

	Three months	Three months	Year to date	Year to date
Interest expenses.	2008	2007	2008	2007
Note payable related party in Euros	$3,470	$2,984	$10,953	$8,956
Note payable officer	25,013	18,528	75,039	55,584
Whitebox I	52,012	202,395	306,419	595,395
Whitebox I Consent fee	24,563	24,563	73,689	24,563
Whitebox I Interest note	6,072	—	18,216	—
WhiteboxII	92,700	92,700	278,100	272,700
WhiteboxII consent fee	11,250	11,250	33,750	11,250
Whitebox II Interest note	2,781	—	8,343	—
Whitebox III	216,300	162,625	648,900	442,625
WhiteboxII consent fee	26,250	26,250	78,750	26,250
Whitebox III Interest note	4,879	—	14,637	—
Idylwood Partners L.P.	—	15,000	—	45,000
Whitebox V	—	30,000	60,000	90,000
Whitebox V Interest note	—	—	1,800	—
Whitebox VI	—	30,000	60,000	68,333
Whitebox VI Interest note	—	—	1,800	—
Synapse	8,000	8,000	24,000	10,667
Whitebox VII	51,000	50,233	153,000	56,267
Officers	12,000	10,000	36,000	10,000
Whitebox VIII	18,000	2,000	58,000	2,000

	$554,290	$686,530	$1,941,396	$1,719,592

Beneficial conversion amortization

Whitebox I	$—	$—	$—	$582,754
Whitebox I BCF consent fee	20,420	20,420	61,260	20,420
Whitebox II	—	—	—	67,876
Whitebox II BCF consent fee	9,353	9,353	28,059	9,353
Whitebox III	—	790,098	—	1,079,365
Whitebox III BCF consent fee	21,823	21,823	65,469	21,823
Idylwood Partners L.P.	—	—	—	34,722
Whitebox V	—	105,764	248,302	281,751

Total conversion feature expense	$51,596	$947,458	$403,090	$2,098,064

Total interest and conversion expenses	$605,885	$1,633,988	$2,344,485	$3,817,656

Liquidity and Capital Resources
During the nine month period ended September 30, 2008 the Company used $8,608,349 of cash in operating activities. Most of this amount was to finance the operating loss but in addition there was an amount of $1,612,000 to pay back owed salaries accrued on the company books in prior periods. At June 30, 2008 we used $3,160,000 to pay back on their due date two notes issued to Whitebox in 2006 and 2007. On September 21, 2008 the company used a further $1,000,000 for reimbursement of another note to Whitebox
At September 30, 2008, we had cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $6,386,986.
The Board of Directors and executive officers of the Company have reviewed the Company’s operations and cash position and do not believe that Company will be able to continue as a going concern beyond December 31, 2008. The Board believes that it is unlikely that available cash, less current liabilities, will be sufficient to sustain operations at current levels beyond December 31, 2008. The Company is actively seeking possible additional capital infusion in the form of equity or debt; however, given the current financial markets, The Company believes that it is highly unlikely that it will be able to obtain additional financing on acceptable terms, if at all. Accordingly, The Company is evaluating possible reductions in its operations to conserve cash and other assets for the benefit of its shareholders and creditors. At this time, the extent of such reductions has not been determined. Such reductions may include, without limitation, reductions in personnel, manufacturing and marketing, and could involve the cessation of all operations and the liquidation of the Company’s assets.

On November 3, 2008, the Company entered into a binding Letter of Intent (the “Letter”) providing for the sale of all of the Company’s non-cash assets and $3.0 Million of its cash and cash equivalents to Nobles Medical Technologies, Inc., a Delaware corporation (“Buyer”), in exchange for a cash payment of $6.75 Million (the “Acquisition”). Anthony Nobles, an officer and director of the Company, is also an officer, director and shareholder of the Buyer. The Letter provides that the obligation of the parties to effect the Acquisition shall be subject to the execution by the parties of a definitive agreement containing customary and appropriate terms for a transaction of the type contemplated, and that the parties agree to use best efforts to negotiate and execute such a definitive agreement on or before November 15, 2008.
Unless the parties agree otherwise, the Letter will terminate (except as to provisions regarding publicity, expenses and break-up fees) on the earliest of (i) the execution of a definitive agreement by the parties, (ii) written notice of termination from either party, or (iii) December 15, 2008. Pursuant to the Letter, both parties will place into escrow an amount equal to $500,000 as a break-up fee that will be payable to the other party in certain circumstances if the Acquisition is not consummated. The Letter also provides that the Buyer will increase its aggregate escrow amount to at least $2.5 million upon the execution of the definitive agreement, and to at least $6.75 million upon mailing of a final proxy or information statement to the Company’s stockholders in connection with the Acquisition.
The Company has also agreed that it shall not, and that it shall direct and use its reasonable best efforts to cause its directors, affiliates, officers, employees, agents and representatives not to, directly or indirectly, initiate, solicit, encourage or otherwise facilitate any alternative acquisition proposal involving the Company after the aggregate amounts deposited by Buyer into the escrow described above equal or exceed $6.75 million. Prior to that time, these limitations will not be in effect, and Anthony Nobles has agreed to support the Company’s efforts to find alternative bidders for the business or assets of the Company consistent with his fiduciary duties.
The Letter also provides that following its execution, Buyer and its designated representatives shall manage and be in charge of the operations and day-to-day business of the Company subject to such general oversight by Company’s Board of Directors as is required for the Board to exercise its fiduciary duties. While the Letter is in effect, Buyer is required to conduct the operations of Seller within a budgetary maximum spending limit of $500,000 (the “Closing Budget”) which will be funded by the Company. The Closing Budget amounts shall be segregated from the Company’s other accounts and funds for use by Buyer in running the day-to-day operations of Seller. Following December 15, 2008, if Buyer needs additional funds to manage the business of the Company until the Acquisition closes, then the Company will increase the amount of the Closing Budget by the amount that Buyer increases the amount of its break-up fee.
The amount of outstanding senior secured debt issued by the Company exceeds the amount of consideration to be received by the Company pursuant to the Acquisition. Further, following consummation of the Acquisition, the Company intends to wind-down, liquidate and dissolve. If the Acquisition is consummated pursuant to its terms, the shareholders of the Company will not receive any funds from the Acquisition or the eventual liquidation and dissolution of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As a “smaller reporting company”, we are not required to provide the information required by this Item
ITEM 4T. CONTROLS AND PROCEDURES
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
There have been no changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

SUTURA, INC.

Registrant

Date: November 19, 2008	By:	/s/ Brian Abraham
Brian Abraham, Chief Executive Officer

Date: November 19, 2008	By:	/s/ Richard Bjorkman
Richard Bjorkman, Chief Financial Officer