Form 10KSB/A
period 2007-12-31
Sutura, Inc.
filed 2009-02-05
CIK 937814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Sutura, Inc., a Delaware corporation, is filing this Amendment No. 1 on Form 10-KSB/A to amend our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 15, 2008. The purpose of this Amendment No. 1 is to amend our disclosures contained in Part II, Items 6, 7, and 8A and the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.
The complete text of Part II, Items 6, 7, and 8A have been amended and restated in their entirety and are set forth in this Amendment No. 1, including those portions of Items 6, 7 and 8A which have not been modified from the original Form 10-KSB. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits 31.1, 31.2, 32.1 and 32.2 to the original Form 10-KSB, have been revised, re-executed and re-filed in their entirety as of the date of this Amendment No. 1.
Except with respect to the foregoing, we have not modified or updated any of our prior disclosure from the original Form 10-KSB or exhibits thereto and, except as indicated in Footnotes 3, 4 and 18 to the Financial included as Item 7, this Amendment No. 1 does not reflect the occurrence of any events following the date of the original Form 10-KSB. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB.

PART II.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTAIONS
The following discussion of Sutura’s results of operations and financial condition should be read together with the audited consolidated financial statements and notes thereto and the other financial information included elsewhere in this Amendment No. 1 on Form 10-KSB/A to amend our Annual Report on Form 10-KSB. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this Information Statement.
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

	Twelve months	Twelve months
Interest expenses.	2007	2006

Note payable related party in Euros	$12,191	$10,321
Note payable officer	74,112	68,623
Whitebox I	846,916	786,000
Whitebox Ia Interest note	6,072	—
Fusion	—	11,971
Whitebox II	387,900	274,000
Whitebox IIa Interest note	2,781	—
Whitebox III	711,425	560,000
Whitebox IIIa Interest note	4,879	—
Idylwood Partners L.P.	60,000	40,500
Whitebox IV	—	21,444
Whitebox V	120,000	5,667
Whitebox Va Interest note	900	—
Whitebox VI	98,333	—
Whitebox VIa Interest note	900	—
Synapse	18,667	—
Whitebox VII	107,267	—
Notes Officers	20,000	—
Whitebox VIII	22,000	—
Pandorra	2,000	—
Other	(17,349)	16,071

	$2,478,997	$1,794,596

	Twelve months	Twelve months
Beneficial conversion amortization	2007	2006

Whitebox I	$582,754	$1,165,509
Fusion	—	144,153
Whitebox II	67,876	135,752
Repricing warrants Whitebox II	—	41,362
Whitebox III	1,079,365	503,353
Loan Commitment warrants	103,192	—
Repricing warrants Whitebox III	—	92,520
Idylwood Partners L.P.	34,722	48,611
Whitebox V	401,468	12,660

Total conversion feature expense	$2,269,378	$2,143,920

Total interest expenses	$4,748,374	$3,938,516

RESTATEMENT PRIOR YEAR RESULT
In the three month period ended September, 30, 2008, the management of the Company determined that the July 1st, 2007 extension and changes in the terms of Whitebox notes I, II and III should have, as per FASB EITF 96-19, been accounted for as new notes rather than extensions of existing notes. The difference is an additional amortization of $472,469 beneficial conversion feature on our books per December 31st, 2007. The December 31, 2007 outstanding notes payables have been increased by $472,469 and 2007 interest expenses also by $472,469.

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
Liquidity and Capital Resources
The Company ended the year with a cash balance of $7,767,196. For the years ended December 31, 2007 and 2006, we incurred a net profit of $10,500,479 and a net loss of $11,997,615, respectively. The profit of 2007 was the result of a legal settlement of $23,000,000 received in December of 2007. Corrected for this one time income the company would have incurred a loss of $12,499,521 in 2007. As of December 31, 2007, we had an accumulated deficit of $58,134,208.
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

ITEM 7. FINANCIAL STATEMENTS
The Company’s audited financial statements are listed in the Index to Financial Statements and included elsewhere herein as a part of this Amendment No. 1 on Form 10-KSB/A to amend our Annual Report on Form 10-KSB.
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
In order to achieve and maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 we have developed a comprehensive 404 compliance plan. That plan includes having an understanding of the requirements of the Act, documenting the Company’s background, assessing the control environment, selecting an appropriate framework, determining staffing and timing, developing a test plan, and identifying the major systems. Our management acknowledges that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective, can provide only reasonable assurance with respect to financial statement preparation and presentation. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.
Management’s annual report on internal control over financial reporting
Our management, including the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Our management has concluded that the design and operation of our internal control over financial reporting are effective as of December 31, 2007. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in internal control over financial reporting
There has been no change in our internal controls and procedures over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls and procedures over financial reporting during the fourth quarter ended December 31, 2007, and there were no significant deficiencies or material weaknesses.
PART III.
The following documents are included as exhibits to this report.

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

SUTURA INC

By:	/s/ BRIAN ABRAHAM

Brian Abraham, Chief Executive Officer and Director

Date:	February 5, 2009

By:	/s/ RICHARD BJORKMAN

Richard Bjorkman, Chief Financial Officer, Vice President Finance and Director

Date:	February 5, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MARK STREFLING

Mark Strefling, Chairman of the Board, Director

Date:	February 5, 2009

By:	/S/ DAVID KERNAN

David Kernan, Director

Date:	February 5, 2009

By:	/s/ JOHN KOPCHIK

John Kopchik, Director

Date:	February 5, 2009

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
The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Through December 31, 2007, the Company had incurred cumulative losses of $57,661,739.
These factors as discussed in Note 26 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 4, the financial statements for the year ended December 31, 2007 have been restated.
/s/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
March 17, 2008, except for Notes 3, 4, 6, & 18, each of which is as of January 15, 2009

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(RESTATED)

At December 31,
2007
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$7,767,196
Marketable securities & Certificates of deposits	8,917,690
Assets held for sale	3,949,397

Assets of discontinued operations	20,634,283

Total Assets	$20,634,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Accounts payable & accrued expenses	$3,358,047
Loans and notes payables- related parties	1,608,089
Notes payables	1,800,000
Convertible notes payable, net	20,840,300
Customer deposits	1,006,311

Liabilities of discontinued operations	28,612,747

Total Liabilities	$28,612,747

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value; 500,000,000 shares authorized; issued and outstanding 272,650,262 shares at December 31, 2007	272,650
Additional paid in capital	50,941,329
Accumulated deficit	(58,134,208)
Other comprehensive loss	(1,058,236)

Total stockholders’ deficit	(7,978,465)

$20,634,283

The accompanying notes are an integral part of these consolidated financial statements.
SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Reported	Restated
	At December 31,	At December 31,
	2007	2007
Convertible notes payable- net of beneficial conversion	$16,556,134	$17,028,603

Accumulated deficit	$(57,661,739)	$(58,134,208)

SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	RESTATED
	2007	2006
OTHER INCOME (EXPENSE)
Interest Income	33,993		25,396
Interest Expense(1)	(4,748,374)		(3,938,516)
Other Income	687,475		—
Litigation settlement	23,000,000		—

Total other income (expense), net	18,973,094		(3,913,121)

Income (Loss) from discontinued operations	(8,472,615)		(8,084,495)

NET INCOME (LOSS)	10,500,479		(11,997,615)

OTHER COMPREHENSIVE LOSS
Unrealized loss on marketable securities	(44,271)		—
Foreign translation adjustment	(76,801)		(51,190)

COMPREHENSIVE INCOME (LOSS)	$10,379,407		$(12,048,805)

BASIC NET INCOME (LOSS) PER SHARE	$0.04		$(0.06)
DILUTED NET INCOME (LOSS) PER SHARE	$0.03		$(0.06)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	266,730,827		209,404,663
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	306,112,981	*	209,404,663

*	Weighted average number of shares used to compute basic and diluted income (loss) per share is the same since the effect of dilutive securities is anti-dilutive.

(1) Includes amortization of beneficial conversion feature and fair value of warrants of:	$2,269,377	$2,143,920
The accompanying notes are an integral part of these consolidated financial statements.
SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Reported	Restated
	At December 31,	At December 31,
	2007	2007
Interest Expense	(4,275,905)	(4,748,374)

NET INCOME	10,972,948	10,500,479

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007
(RESTATED)

						TOTAL
			ADDITIONAL	OTHER		STOCKHOLDERS
	COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED	EQUITY
	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	(DEFICIT)
BALANCE, DECEMBER 31, 2005	185,417,282	$185,418	$41,542,495	$(885,974)	$(56,637,072)	$(15,795,136)
Private placement of common stock	49,261,530	49,262	3,065,015	—	—	$3,114,277
Warrants issued with placement of stock			805,723			$805,723
Interest expenses converted into shares	23,268,588	23,269	1,618,176	—	—	$1,641,445
Beneficial conversion feature convertible notes	—	—	928,887	—	—	$928,887
Conversion notes payable	1,220,708	1,220	543,640	—	—	$544,860
Compensation expenses options employees	—	—	365,966	—	—	$365,966
Compensation expenses options non-employees	—	—	114,672	—	—	$114,672
Foreign translation adjustment	—	—	—	(51,190)	—	$(51,190)
Net loss	—	—	—	—	(11,997,615)	$(11,997,615)

BALANCE, DECEMBER 31, 2006	259,168,108	$259,169	$48,984,574	$(937,164)	$(68,634,687)	$(20,328,109)
Private placement of common stock	1,420,455	1,420	98,580	—	—	$100,000
Interest expenses converted into shares	12,061,699	12,061	947,606			$959,667
Beneficial conversion feature notes commitment fee	—	—	412,767	—	—	$412,767
Compensation expenses options employees			330,528			$330,528
Compensation expenses options non-employees			167,273			$167,273
Unrealized loss on marketable securities				(44,271)		$(44,271)
Foreign translation adjustment				(76,801)		$(76,801)
Net income					10,500,479	$10,500,479

BALANCE, DECEMBER 31, 2007	272,650,262	$272,650	$50,941,329	$(1,058,236)	$(58,134,208)	$(7,978,465)
The accompanying notes are an integral part of these consolidated financial statements.

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	(RESTATED)
	2007	’2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,500,479	$(11,997,615)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	233,256	291,348
Provision for doubtful debts	—	4,468
Beneficial conversion feature	2,269,377	2,143,920
Stock based compensation expenses- employees	330,528	365,966
Stock based compensation expenses- non employees	167,274	114,673
Interest expenses converted into shares.	1,477,387	1,641,444
Reserve for inventory obsolescence	—	250,000
(Increase) decrease in current assets:
Accounts receivables	60,968	12,772
Inventory	49,550	(454,614)
Prepaid expenses	148,460	182,357
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	(621,522)	752,190
Accrued payroll	7,851	(376,127)
Customer deposits	(133,664)	(31,000)

Total Adjustments	3,989,466	4,897,396

Net cash provided by (used in) operating activities of discontinued operations	14,489,945	(7,100,219)

CASH FLOWS INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(61,698)	(158,978)

Net cash used in investing activities of discontinued operations	(61,698)	(158,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements	100,000	3,920,000
Proceeds from notes payable	3,950,000	2,250,000
Purchases of marketable securities	(11,961,961)	—

Net cash provided by financing activities of discontinued operations	(7,911,961)	6,170,000

Effect of rate changes on cash and cash equivalents	12,754	10,348

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	6,529,040	(1,078,849)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,238,154	2,317,003

CASH & CASH EQUIVALENTS, ENDING BALANCE	$7,767,196	$1,238,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes	$—	$—

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
Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2007, and on or about November 18, 2008, the management of the Company determined that the Audited Consolidated Balance Sheet as of December 31, 2007 should no longer be relied upon because of errors in those financial statements. (See Note 4 for details)

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At the end of October 2008 the Board of Directors and executive officers of Company reviewed its operations and cash position and determined that it did not believe that the Company would be able to continue as a going concern beyond December 31, 2008. The Board determined that it was unlikely that available cash, less current liabilities, would be sufficient to sustain operations at current levels beyond December 31, 2008. The Company sought possible additional capital infusion in the form of equity or debt; however, given the current financial markets, the Company believed that it was highly unlikely that it would be able to obtain additional financing on acceptable terms, if at all. Accordingly, the Company began evaluating possible reductions in its operations to conserve cash and other assets for the benefit of its shareholders and creditors. On December 12, 2008, the Company entered into an Asset Purchase Agreement with Nobles Medical Technologies, Inc. which contemplates the sale of the Company’s assets. In light of the determination by the Board of Directors and executive officers and entering into the Asset Purchase Agreement, the accompanying restated financial statements have been reclassified accordingly and presented as discontinued operations. (See Note 3 for details)
NOTE 2. BASIS OF PRESENTATION
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
FAIR VALUE MEASUREMENTS

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
EARNINGS PER SHARE
Net earnings(loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

	Year to date
	Income	Shares	Per share
	(Numerator)	(Denominator)	amount
Basic earnings per share	$10,500,479	266,730,827	$0.0394
Effect of dilutive securities Options		12,657,084
8% convertible loans	$324,800	26,725,070
Income available to shareholders + assumed conversions	$10,825,279	306,112,981
Diluted earnings per share			$0.0354

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve months ended December 31
	2007	2006
Weighted average shares outstanding — basic	266,730,827	271,229,807
Weighted average shares outstanding — diluted	306,112,981	271,229,807
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries.
The following table presents a summary of operating information for the years ended December 31, 2007 and 2006:

	Three months ended		Three months ended		YTD		YTD
	Dec 31, 2007		Dec 31, 2006		Dec 31, 2007		Dec 31, 2006

Sales in USA	$2,046	3%	$15,995	15%	$21,999	9%	$282,798	45%
Sales in Europe	36,684	47%	57,415	55%	139,542	55%	276,672	44%
Sales Far East	39,500	50%	31,000	30%	90,500	36%	75,100	12%

Total sales	$78,230	100%	$104,410	100%	$252,041	100%	$634,569	100%

	YTD	YTD
	Dec 31, 2007	Dec 31, 2006
Long lived assets Europe	$7,205	$9,381
Long lived assets USA	244,199	411,711
Total long lived assets	$251,404	$421,092

	Three months ended		Three months ended		YTD		YTD
Sales major countries	Dec 31, 2007		Dec 31, 2006		Dec 31, 2007		Dec 31, 2006
France	$16,272	21%	$20,210	19%	$67,319	27%	$82,434	13%
Sweden	7,264	9%	17,717	17%	5,111	2%	37,688	6%
Italy	9,879	13%	16,535	16%	31,873	13%	83,317	13%
Spain	3,269	4%	8,858	8%	35,239	14%	8,508	1%
Hong Kong	$39,500	50%	$31,000	30%	$90,500	36%	$75,100	12%

	Three months ended		Three months ended		YTD		YTD
Sales major customers	Dec 31, 2007		Dec 31, 2006		Dec 31, 2007		Dec 31, 2006
Customer 1	$39,500	50%	$31,000	30%	$90,500	36%	$75,100	12%
Customer 2	9,879	13%	16,535	16%	31,873	13%	83,317	13%
Customer 3	10,460	13%	11,024	11%	45,337	18%	64,284	10%
Customer 4	3,269	4%	8,858	8%	35,239	14%	8,508	1%
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 3. GOING CONCERN (RESTATED)
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company ended the year with a cash balance of $7,767,196. For the years ended December 31, 2007 and 2006, the company had a net profit of $10,500,479 and a net loss of $11,997,615, respectively. The profit of 2007 was the result of a legal settlement of $23,000,000 received in December of 2007. Corrected for this one time income the company would have incurred a loss of $12,499,521 in 2007. As of December 31, 2007, we had an accumulated deficit of $58,134,208. Also, all the assets of the company have been pledged against the Whitebox Notes.
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
At the end of October 2008 the Board of Directors and executive officers of Company reviewed its operations and cash position and did not believe that the Company would be able to continue as a going concern beyond December 31, 2008 as described in NOTE 1 above. The financial statements represent the discontinued operations of an entity.
NOTE 4. RESTATEMENT
On July 1, 2007, Registrant and the Whitebox affiliated parties amended the Whitebox I, Whitebox II and Whitebox III convertible notes. Included in the amendments was an extension of the maturity dates of each of the notes until July 1, 2009, payment of a 3% consent fee, and a reduction to the conversion rate to $.08 per share. At the time of the amendment of the Notes, Registrant determined that there was no intrinsic value resulting from the reduction of the conversion price to $.08 and did not treat the amendments as new loans as the notes were amended and new notes were not issued. However, in response to a comment letter received from the United States Securities and Exchange Commission (“SEC”) and discussions with the SEC Staff, Registrant determined that the July 1st, 2007 extension and changes in the terms of the Whitebox Notes I, II and III should have been accounted for as new notes rather than extensions of existing notes per FASB EITF 96-17. Accordingly certain amounts contained in Registrant’s Annual Report for the year-ended December 31, 2007 should not be relied upon and the amounts have been restated to correct that error. The difference is the immediate amortization of the $634,996 beneficial conversion feature on our books per July 1st, 2007 rather than amortization

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
per our original schedule. The effect is therefore only timing. The outstanding notes payables at December 31, 2007 have been increased by $472,469 and interest expenses, for the year ended December 31, 2007 by $472,469. The effect of these corrections for the year ended December 31, 2007 was an increase in interest expenses from $4,275,905 to $4,748,374. The net income from operations decreased from $10,972,948 to $10,500,479. In the balance sheet per the end of December 31, 2007 accumulated deficit was increased by $472,469 from $57,661,739 to $58,134,208. The Company has restated the financial statements for the year ended December 31, 2007 to give effect to the changes.
SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Reported	Restated
	At December 31,	At December 31,
	2007	2007
Convertible notes payable- net of beneficial conversion	$16,556,134	$17,028,603

Accumulated deficit	$(57,661,739)	$(58,134,208)
SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Reported	Restated
	At December 31,	At December 31,
	2007	2007
Interest Expense	(4,275,905)	(4,748,374)

NET INCOME	10,972,948	10,500,479
NOTE 5 MARKETABLE SECURITIES AND CERTIFICATES OF DEPOSIT
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
At December 31, 2007, the Company held investments in taxable auction rate preferred securities with a par value of $4,000,000. Auction rate preferred securities are floating rate debt securities with long-term nominal maturities, the interest rates of which are reset periodically (typically every seven to thirty-five days) through a Dutch auction process. These periodic auctions have historically provided a liquid market for auction rate securities, as this mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities at then existing market rates or to liquidate their holdings by selling their securities at par value. Beginning in February 2008, as part of the ongoing credit market crisis, several auction rate securities from various issuers

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
have failed to receive sufficient order interest from potential investors to clear successfully, resulting in auction failures. Historically, when investor demand was insufficient, the banks running the auctions would step in and purchase the remaining securities in order to prevent an auction failure. However, as of recently they have been allowing these auctions to fail. The Company has had confirmation from its bank that all auction rate securities will be liquidated at par within the next 12 months. Sutura does not hold any auction rate securities collateralized by mortgages or collateralized debt obligations. Sutura believes these investments are of high credit quality, as all are investment grade and the majority are rated AAA. None of the securities have been downgraded.
Marketable securities classified as available for sale consisted of the following as of December 31, 2007:

	Acquisition	Market	Accumulated
	cost at	value at	unrealized
	Dec 31 2007	Dec 31 2007	Gain (Loss)
Taxable auction rate securities	$4,000,232	$4,000,000	$(232)
Government bonds	6,339,587	6,303,767	(35,820)
Corporate bonds	477,000	478,605	1,605

Totals	$10,816,819	$10,782,372	$(34,447)

Certificates of deposit consisted of the following as of December 31, 2007:

	Acquisition	Market	Accumulated
	cost at	value at	unrealized
	Dec 31 2007	Dec 31 2007	Loss
Certificates of deposit — Short term	$760,286	$754,616	$(5,670)
Certificates of deposit — Long term	384,855	380,702	$(4,153)

	$1,145,141	$1,135,318	$(9,823)

As of December 31, 2007, the total fair value of Sutura’s investments was valued as follows:

	Fair
	value at	Fair value measurement at reporting date using
	Dec 31 2007	Level 1	Level 2	Level 3
Taxable auction rate securities	$4,000,000	$—	$4,000,000	$—
Government bonds	6,303,767	—	6,303,767	—
Corporate bonds	478,605		478,605
Certificates of deposit	1,135,318	—	1,135,318	—

Less investments held for sale	(3,000,000)		(3,000,000)

Total	8,917,690	$—	8,917,690	—

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. ASSETS HELD FOR SALE
Assets held for sale as of December 31, 2007 comprise of the following:

Accounts receivables	$31,603
Inventories	410,569
Prepaid expenses	54,558
Property, plant & equipment	251,404
Deposits	201,263
Marketable securities	3,000,000

Total Assets Held For Sale	$3,949,397

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

NOTE 6. LIABILITIES OF DISCONTINUED OPERATIONS
Liabilities of discontinued operations comprised of the following as of December 31, 2007:
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
LOANS PAYABLE — OFFICER
The Company has borrowed monies from two of its officers. The loans are payable on demand, interest free and are unsecured. The Company owes the officers the following amounts at:

December 31
2007
Loans payable to officers on demand, interest free and unsecured	$58,526
Loans payable to officers on demand, interest free and unsecured	61,333

$119,858

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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31
2007
Notes payable to officer on demand bearing interest rate of 8%, unsecured	$926,408
Total notes payable to officers	$926,408
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
CONVERTIBLE NOTES PAYABLE (RESTATED)
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The notes were convertible into common stock determined by a company valuation of $250,000,000 divided by the total number of fully diluted shares outstanding on the conversion date. On September 30, 2006, based on the then outstanding shares of the Company, the Whitebox III notes were convertible into an aggregate of 7,595,606 shares resulting in a conversion rate of $0.8848. The total numbers of warrants issued with a term of 5 years are 1,609,197 at an exercise price of $         .87. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 85%, term of five years and a discount of 3.89% was determined to be $ 891,404 and was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature of the notes was determined to be $ 839,234 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the years ending December 31, 2007 and 2006 $1,079,365 and $503,353 respectively was expensed. The Company further incurred financial consulting fees of $ 560,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the years ending December 31, 2007 and 2006 $186,668 and $186,668 respectively was expensed as a general expense.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
IDYLWOOD
On April 27, 2006, the Company completed the private placement of $ 750,000 aggregate principal amount of Convertible Promissory Notes with Idylwood Partners L.P. (the “Idylwood Note”) The Idylwood Note bears interest at the rate of eight percent (8%) per annum. The Idylwood note had conversion rights of 15,151,515 shares at a conversion price of $ 0.0495. On December 30, 2007 the company paid back the note and all accrued interest.
Interest expense for the year ended December 31, 2007 and 2006 amounted to $60,000 and $40,500 respectively.
WHITEBOX V

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The company and Whitebox further agreed that Whitebox has the right to invest a further $1,500,000 on or before March 31, 2007 (collectively, the “New Loan”) at the same terms as the current loan. The relative fair value of this option, using the Black Scholes method assuming a volatility of the stock of 226%, term of 3.5 months and a discount of 4.1% was $ 414,548. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The fair value of the beneficial conversion feature of the notes was determined to be $ 247,882 using the Black Scholes method assuming a volatility of the stock of 226%, term of 18 months and a discount of 4.1%. The beneficial conversion feature and the value of the option are recorded as a debt discount, a reduction of the carrying amount of the debt. Using the effective interest method this debt discount will be amortized over the 18 months term of the note and charged to interest expense. In the years ending December 31, 2007 and 2006 $401,468 and $ 12,660 respectively was expensed. The Company further incurred financial consulting fees of $ 90,000 which it also recorded as a debt discount, a reduction of the carrying amount of the debt and which will also be amortized over the term of the loan. In the years ending December 31, 2007 and 2006 $60,000 and $2,500 respectively was expensed as a general expense. Interest expense for the year ended December 31, 2007 and 2006 amounted to $120,000 and $5,667 respectively.
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
WHITEBOX VI

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
A summary of the convertible notes is as follows at:

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31	December 31
	2007	2006
Whitebox I	$6,746,500	$6,550,000
Whitebox Ia	202,395	—
Whitebox II	3,090,000	3,000,000
Whitebox IIa	92,700	—
Whitebox III	7,210,000	7,000,000
Whitebox IIIa	162,625	—
Idylwood Partners LLP	—	750,000
Whitebox V	1,500,000	1,500,000
Whitebox Va	30,000	—
Whitebox VI	1,500,000	—
Whitebox VIa	30,000	—
Synapse settlement note	400,000	—
Whitebox VIII	1,000,000	—

	$21,964,220	$18,800,000
Debt issue costs	(193,664)	(437,832)
Loan commitment expenses	(372,374)	—
Beneficial conversion feature	(557,881)	(2,414,491)

	$20,840,301	$15,947,678

Classified as current liability	$3,811,698	—
Classified as long term liability	$17,028,603	$15,947,678
Summary of convertible notes conversion rights:

	Conversion		Intrinsic	Conversion		Intrinsic
	shares per	Conversion	value per	shares per	Conversion	value per
	Dec 31 2006	price	December	Dec 31 2007	price	December

Whitebox I	43,666,667	$0.1500	$—	84,331,250	0.0800	$—
Whitebox Ia	—	—	—	2,529,938	0.0800	—
Whitebox II	20,000,000	0.1500	—	38,625,000	0.0800	—
Whitebox IIa	—	—	—	1,158,750	0.0800	—
Whitebox III	46,666,667	0.1500	—	90,125,000	0.0800	—
Whitebox IIIa	—	—	—	2,032,813	0.0800	—
Idylwood Partners	15,151,515	0.0495	7,576	—	0.0495	—
LLP Whitebox V	33,333,333	0.0450	166,667	33,333,333	0.0450	500,000
Whitebox Va	—	—	—	666,667	0.0450	10,000
Whitebox VI	—	—	—	33,333,333	0.0450	500,000
Whitebox VIa	—	—	—	666,667	0.0450	10,000
Synapse settlement note		—	—	2,666,667	0.1500	—
Whitebox VIII	—	—	—	14,285,714	0.0700	—

	158,818,182		$174,242	303,755,131		$1,020,000

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
A summary of the long term notes is as follows at:

	December 31	December 31
	2007	2006
Whitebox VII	$1,700,000	$—
Interest expense for the year ended December 31, 2007 was $107,267.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
A summary of the convertible notes is as follows at:
A summary of the long term notes to officers is as follows at:

	December 31	December 31
	2007	2006
Officers	$400,000	$—
Interest expense for the year ended December 31, 2007 amounted to $ 20,000.
NOTE 8. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK
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
NOTE 9. TAXES ON INCOME
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

NOTE 10. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
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
As of December 31, 2007, other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section consists of accumulative foreign currency translation loss of $1,013,965 and unrealized loss on marketable securities of $44,271.
NOTE 11. COMMITMENTS
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending
December 31,
2007	$327,600
2008	337,409
2009	337,409
2010	337,409
2011	337,409

Total	$1,677,236
The company arranged several debt financings from Whitebox Advisors and related parties in exchange for the issuance of convertible promissory notes and warrants. The performance of these notes is secured by all of the assets of the company.
NOTE 12. RELATED PARTY TRANSACTIONS
On November 21, 2007, the Company entered into a Common Stock Purchase Agreement with GrootKasteel, B.V., a Dutch company, pursuant to which GrootKasteel purchased 1,420,455_shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $.0704 per share. Gauss N.V. holds 100% of the ownership interests of GrootKasteel. Dr. Anthony Nobles and Egbert Ratering, each an officer and director of the Company, jointly own Gauss N.V.
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
The company leased its facilities in Fountain Valley, California (Newhope Street Property) from Dr. A Nobles, an officer of the Company. On August 2, 2004, the officer sold a majority interest in the Newhope Street Property to NV Properties LLC, a Nevada limited liability company. At the same time, NV Properties entered into a new lease with the Company on substantially the same economic terms as the prior lease between the Company and the officer of the Company. During the fiscal year 2007, Dr. Nobles, CEO of the Company, was a member with a 20.1051% interest in NV Properties and served as one of its three managers.
NOTE 13. LEGAL PROCEEDINGS
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
NOTE 14. STOCKHOLDER’S DEFICIT
COMMON STOCK
As part of the Side agreement of August 25, 2006 signed between the Company and Whitebox , the Company had the right to pay all or any portion of future scheduled interest payments due under Whitebox I,II and III in

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On November 21, 2007, the Company entered into a Common Stock Purchase Agreement with GrootKasteel, B.V., a Dutch company, pursuant to which GrootKasteel purchased 1,420,455_shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $.0704 per share. Gauss N.V. holds 100% of the ownership interests of GrootKasteel. Dr. Anthony Nobles and Egbert Ratering, each an officer and director of the Company, jointly own Gauss N.V.
NOTE 15. STOCK BASED COMPENSATION

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Under the modified prospective approach, compensation cost recognized for the fiscal year 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006 that have vested subsequent to January 1, 2006, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
We use the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 30
	2007	2006
Expected life (years)	10	10
Expected stock price volatility	95%-191%	95%-191%
Weighted average stock price volatility	115%	115%
Expected dividend yield	0	0
Risk-free interest rate	4.10%-4.80%	4.10%-4.80%
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
The fair value of the options issued on May 8, 2007 and July 2, 2007 using the Black Scholes method is $176,898. This amount will be expensed over the 4 year vesting period of the options.
In the year ending December 31, 2007 an amount of $330,528 was expensed as employee option expenses and $167,273 as non employee option expense respectively.
The following table summarizes the outstanding options activity for the twelve months ended December 31, 2007 as follows:

			Weighted
			average
			remaining	Aggregate
		Weighted	contractual	Intrinsic
	Total	price	term (years)	Value
OUTSTANDING, December 31, 2006	42,617,899	$0.103	3.9	$493,159

Granted in 2007	2,400,000	$0.0700
Cancelled in 2007	—	—
Exercised in 2007	—	—

OUTSTANDING, December 31, 2007	45,017,899	$0.101	3.0	$691,890

Exercisable at December 31, 2007	38,749,774	$0.094	2.0	$691,890
NOTE 16. WARRANTS
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

NOTE 17. LITIGATION SETTLEMENT
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
NOTE 18. SUBSEQUENT EVENTS (RESTATEED)
Recent Conversions of Debt-to-Equity by Whitebox Affiliates
Effective April 2, 2008, the following affiliates of Whitebox Advisors, LLC converted portions of convertible debt held by each such entity into an

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
aggregate of 65,165,775 shares of the Company’s Common Stock, par value $0.001 per share, as indicated below:

Whitebox Convertible Arbitrage Partners, L.P. –	25,859,437
Whitebox Hedged High yield Partners, L.P. -	20,687,550
Whitebox Intermarket Partners, L.P. -	8,275,012
Pandora Select Partners, L.P. -	10,343,775
On November 3, 2008, the Company entered into a binding Letter of Intent (the “Letter”) providing for the sale of all of the Company’s non-cash assets and $3.0 Million of its cash and cash equivalents to Nobles Medical Technologies, Inc., a Delaware corporation (“Buyer”), in exchange for a cash payment of $6.75 Million (the “Acquisition”). Anthony Nobles, an officer and director of the Company, is also an officer, director and shareholder of the Buyer. The Letter provides that the obligation of the parties to effect the Acquisition shall be subject to the execution by the parties of a definitive agreement containing customary and appropriate terms for a transaction of the type contemplated, and that the parties agree to use best efforts to negotiate and execute such a definitive agreement on or before December 15, 2008.
On December 12, 2008, the Company entered into a definitive Asset Purchase Agreement (the “Agreement”) with Buyer providing for the Acquisition. The closing of the Acquisition (the “Closing”) is subject to certain conditions which include, among other things, the approval of Registrant’s stockholders (“Stockholder Approval”). From the date of the Agreement until the earlier of the Closing or the termination of the Agreement, Registrant has agreed that it will not, and will use its reasonable best efforts to cause its representatives not to, directly or indirectly (i) solicit, seek, initiate, or otherwise facilitate any inquiries or the making of any proposal or offer with respect to a merger, reorganization, share exchange, consolidation, business combination, sale of substantial assets, sale of shares of more than 10% of the outstanding equity securities, in each case of Registrant, or similar transaction involving Registrant, other than the transactions contemplated by the Agreement (any of the foregoing, an “Acquisition Proposal”); provided, however, that nothing contained in the Agreement shall prevent Registrant or its board of directors (the “Board”) from furnishing information to, or entering into discussions or negotiations with, or otherwise facilitate any inquiries of, any person in connection with an unsolicited bona fide written Acquisition Proposal by such person, or modifying or withdrawing its approval and authorization of the transactions contemplated thereby or approving and authorizing an unsolicited bona fide written Acquisition Proposal, if and only to the extent that the Board believes in good faith (after consultation with its financial and legal advisors) that such action is required for the Board to comply with its fiduciary duties to the stockholders of Seller under applicable law.
The Agreement may be terminated prior to the Closing by: (a) the written agreement of Buyer and Registrant; (b) the non-breaching party following (i) discovery of any material inaccuracy of any representation or warranty of the other party contained in the Agreement, or (ii) any material breach of any covenant of the other party in the Agreement if such breach remains uncured ten days after providing notice thereof (c) Buyer or Registrant if

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Closing has not occurred on or prior to February 28, 2009; provided that the right to terminate the Agreement shall not be available to any party whose breach of any provision of the Agreement results in the failure of the Closing to occur on or prior to such date; (d) Registrant if the fairness opinion as to the Acquisition is withdrawn by the issuing party; (e) Registrant if Registrant’s Board shall have withdrawn its authorization and approval of the Agreement and the transactions contemplated thereby based upon receipt of an Acquisition Proposal; (f) Buyer if the (i) Registrant’s Board shall have withdrawn its authorization and approval of the Agreement and the transactions contemplated thereby based upon receipt by Registrant’s Board of an Acquisition Proposal, and (ii) the Closing has not occurred on or prior to February 27, 2009; and (g) Buyer if the Stockholder Approval has not been obtained within five (5) business days following (i) notification from the Securities and Exchange Commission (“SEC”) that it has no comments (or no further comments) on the materials required to be distributed to the stockholders of Registrant pursuant to the regulations of the SEC, or (ii) the expiration of the applicable waiting period following the initial filing of such materials with the SEC without receipt of comments from the SEC on such materials.
If Buyer terminates the Agreement due to (i) discovery of a material inaccuracy of a representation or warranty of Registrant contained in the Agreement, (ii) a material breach of a covenant of Registrant, (iii) the Registrant’s Board having withdrawn its authorization and approval of the Agreement and the transactions contemplated thereby based upon receipt by Registrant’s Board of an Acquisition Proposal and the Closing having not occurred on or prior to February 27, 2009, or (iii) the Stockholder Approval having not been obtained within five (5) business days following notification from the SEC that it has no comments (or no further comments) on the materials required to be distributed to the stockholders of Registrant pursuant to the regulations of the SEC, or the expiration of the applicable waiting period following the initial filing of such materials with the SEC without receipt of comments from the SEC on such materials, or if Registrant terminates the Agreement because the fairness opinion as to the Acquisition is withdrawn by the issuing party or due to Registrant’s Board having withdrawn its authorization and approval of the Agreement and the transactions contemplated thereby based upon receipt of an Acquisition Proposal, Registrant will pay Buyer an amount equal to $500,000.
Since November 3, 2008 and pursuant to a letter agreement between the parties, Buyer and its designated representatives have been managing and been in charge of the operations and day-to-day business of Registrant, subject to such general oversight by Registrant’s Board of Directors as is required for the Board to exercise its fiduciary duties. Buyer is required to conduct the operations of Seller within a budgetary maximum spending limit of $500,000 (the “Closing Budget”) from November 3, 2008 until December 15, 2008. After December 15, 2008, the Closing Budget increases to $1,000,000, but may be increased up to $1,500,000 at the Buyer’s election if Buyer consents to increase the potential termination fee that it may be required to pay beyond $1,000,000 up to the amount of the Closing Budget. The expenses subject to the Closing Budget do not include transaction expenses, certain expenses incurred by or at the direction of the Registrant’s officers and directors, depreciation, amortization, interest expense or income tax expense. If Registrant terminates the Agreement due to discovery of a material inaccuracy of a representation or warranty of Buyer contained in the Agreement of a material breach of a covenant of

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Buyer, Buyer will pay a termination fee equal to amount of the actual expenses (excluding the expenses that are excluded from the Closing Budget) incurred by Registrant from November 3, 2008 to the date of the termination of the Agreement.
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
Past Officer Litigation
On March 18, 2007, David R. Teckman filed a lawsuit against The Company and Dr Anthony A. Nobles in the District Court, Fourth Judicial District, County of Hennepin, Minnesota, alleging breach of contract, breach of covenant of good faith and fair dealing, unjust enrichment and similar allegations pertaining seeking damages and compensation relating to the recent termination of his employment relationship with the Company. On April 14, 2008, Mt Teckman dismissed the lawsuit without prejudice.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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