Form 10-Q/A
period 2008-03-31
Sutura, Inc.
filed 2009-02-18
CIK 937814

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

EXPLANATORY NOTE
Sutura, Inc., a Delaware corporation, is filing this Amendment No. 1 on Form 10-QSB/A to amend our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008, as filed with the Securities and Exchange Commission on May 20, 2008. The purpose of this Amendment No. 1 is to file corrected certifications of our Chief Executive Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.
As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits 31.1, 31.2, 32.1 and 32.2 to the original Form 10-QSB, have been revised, re-executed and re-filed in their entirety as of the date of this Amendment No. 1.
Except with respect to the foregoing, we have not modified or updated any of our prior disclosure from the original Form 10-QSB or exhibits thereto. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB.

PART II: OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
31.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTURA, INC. Registrant
Date: February 17, 2009	By:	/s/ Brian Abraham
Brian Abraham, Chief Executive Officer

Date: February 17, 2009	By:	/s/ Richard Bjorkman
Richard Bjorkman, Chief Financial Officer