Form 10-K/A
period 2007-12-31
Sutura, Inc.
filed 2009-03-25
CIK 937814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
(Amendment No. 2)
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

PART II
ITEM 8A. CONTROLS AND PROCEDURES
PART III
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
Sutura, Inc., a Delaware corporation, is filing this Amendment No. 2 on Form 10-KSB/A to amend our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on April 15, 2008 and as amended by Form 10-KSB/A filed on February 5, 2009. The purpose of this Amendment No. 2 is to amend our disclosures contained in Part II, Item 8A and the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.
The complete text of Part II, Item 8A have been amended and restated in its entirety and is set forth in this Amendment No. 2, including those portions of Item 8A which have not been modified from the original Form 10-KSB, as amended by amendment No. 1. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, certifications pursuant to the Sarbanes-Oxley Act of 2002, filed as exhibits 31.1, 31.2, and 32.1 to the original Form 10-KSB, have been revised, re-executed and re-filed in their entirety as of the date of this Amendment No. 2.
Except with respect to the foregoing, we have not modified or updated any of our prior disclosure from the original Form 10-KSB, as amended by amendment No. 1 or the respective exhibits thereto and this Amendment No. 2 does not reflect the occurrence of any events following the date of the original Form 10-KSB, as amended by amendment No. 1. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB.

PART II.
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
In order to achieve and maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 we have developed a comprehensive 404 compliance plan. That plan includes having an understanding of the requirements of the Act, documenting the Company’s background, assessing the control environment, selecting an appropriate framework, determining staffing and timing, developing a test plan, and identifying the major systems. Our management acknowledges that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective, can provide only reasonable assurance with respect to financial statement preparation and presentation. As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2007. Our initial conclusion was that our disclosure controls and procedures were effective as of December 31, 2007. However, subsequent to that initial conclusion, on or about November 18, 2008, Registrant and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007.
In particular, on July 1, 2007, Registrant and the Whitebox affiliated parties amended the Whitebox I, Whitebox II and Whitebox III convertible notes. Included in the amendments was an extension of the maturity dates of each of the notes until July 1, 2009, payment of a 3% consent fee, and a reduction to the conversion rate to $.08 per share. At the time of the amendment of those Notes, Registrant made a determination that there was no intrinsic value resulting from the reduction of the conversion price to $.08 and did not treat the amendments as new loans as the notes were amended and new notes were not issued. However, in response to a comment letter received from the United States Securities and Exchange Commission (“SEC”) and discussions with the SEC Staff, Registrant determined that the July 1st, 2007 extension and changes in the terms of the Whitebox Notes I, II and III should have been accounted for as new notes rather than extensions of existing notes per FASB EITF 96-17. Registrant has subsequently revised its financial statements in its 10-KSB, as amended, to reflect the correct treatment of the Notes.
Management’s annual report on internal control over financial reporting
Our management, including the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer are responsible for establishing and maintaining adequate internal control over financial reporting.

Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Our management has concluded that the design and operation of our internal control over financial reporting were not effective as of December 31, 2007 for the same reason as stated above. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in internal control over financial reporting
There has been no change in our internal controls and procedures over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls and procedures over financial reporting during the fourth quarter ended December 31, 2007, and, except as indicated above, there were no significant deficiencies or material weaknesses.
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

SUTURA INC

By:	/s/ BRIAN ABRAHAM Brian Abraham, Chief Executive Officer and Director

Date:	March 24, 2009

By:	/s/ RICHARD BJORKMAN Richard Bjorkman, Chief Financial Officer, Vice President Finance and Director

Date:	March 24, 2009
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MARK STREFLING Mark Strefling, Chairman of the Board, Director

Date:	March 24, 2009

By:	/s/ DAVID KERNAN David Kernan, Director

Date:	March 24, 2009

By:	/s/ JOHN KOPCHIK John Kopchik, Director

Date:	March 24, 2009