Form 10-K
period 2008-12-31
Sutura, Inc.
filed 2009-04-15
CIK 937814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2008
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
     Securities registered under section 12 (g) of the Exchange Act: Common stock, Par value $.001
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐      NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐       NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained in herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
The issuer’s net sales for the most recent fiscal year were $448,911.
The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 9, 2009 was approximately $55,655.
As of April 15, 2009, the Company had 337,816,037 shares of its Common Stock, $0.001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (Check one): YES ☐      NO ☑

SUTURA, INC.
ANNUAL REPORT ON FORM 10-KSB

PART I
ITEM 1. BUSINESS
Cautionary Note Regarding Forward-Looking Statements
     In this annual report, references to “Sutura,” “the Company,” “we,” “us,” and “our” refer to Sutura, Inc. and its subsidiaries.
     This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Sutura, Inc. and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Sutura, Inc., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Sutura, Inc. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
You should understand that the following important factors, section could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
•	general economic conditions;

•	Our ability to consummate the proposed sale of our assets;

•	Our ability to pay amounts owed on our secured notes when the notes mature;

•	our future capital needs and our ability to obtain financing; and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the Securities and Exchange Commission (“SEC”).
     Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, believed, estimated, expected or intended.
Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.
GENERAL
     Overview
     Sutura(R), Inc. is a medical device company that has developed a line of innovative, minimally invasive vascular suturing devices to suture vascular structures during open surgery and catheter-based procedures. The Company meets the definition of a “smaller reporting company” as such term is defined in Rule 12(b)2 of the Securities Exchange Act of 1934, as amended. Sutura currently has 28 employees, and maintains its headquarters in Fountain Valley, California, in a 20,000 square foot facility. This facility is a QSR (Food and Drug Administration — Quality Systems Regulations) and ISO (International Standards Organization) certified freestanding facility with 2,000 square feet of cleanroom space and an additional 3,200 square feet convertible to cleanroom, if required. Sales offices (with warehouse space) of approximately 1,000 square feet each are leased in Amsterdam, the Netherlands and La Gaude, France to support sales and marketing efforts in Europe. “Sutura(R)” and “SuperStitch(R)” are registered trademarks.
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
Recent Developments
     Reduced Operations
     At the end of October 2008 the Board of Directors and executive officers of Registrant reviewed our operations and cash position and determined that it was highly likely that we would be unable to continue as a going concern beyond December 31, 2008. In particular, the Board determined that it was unlikely that available cash, less current liabilities, would be sufficient to sustain operations at current levels beyond December 31, 2008. Further, given the current financial markets, we believed that it was highly unlikely that we would be able to obtain additional financing on acceptable terms, if at all. Accordingly, we began evaluating possible reductions in our operations to conserve cash and other assets for the benefit of our shareholders and creditors.
     Agreement to Sell Our Assets
     On December 12, 2008, we entered into an Asset Purchase Agreement with Nobles Medical Technologies, Inc. which contemplates the sale of substantially all of the Company’s assets to Nobles Medical. Since the entry by us and Nobles Medical into a letter of intent related to the asset sale on November 3, 2008, Nobles Medical has been managing the operation and day-to-day business of the Company, subject to such general oversight by the Company’s board of directors as is required for the board to exercise its fiduciary duties. During the period between the signing of the asset purchase agreement and the closing of the asset sale, or the earlier termination of the asset purchase agreement, Nobles Medical will continue to manage the operation and day-to-day business of the Company, subject to such oversight by the Board. The asset purchase agreement provides that, in exchange for $6.75 million and the assumption by Nobles Medical of certain liabilities of the Company, the Company will sell and transfer to Nobles Medical $3.0 million in cash and cash equivalents (less the amount of certain expenses of the Company incurred between November 3, 2008 and the closing date to the extent that such expenses exceed $1.5 million) and all of the non-cash assets of the Company (except for certain excluded assets), free and clear of all liens and encumbrances.
     The assets of the Company that are excluded from the asset sale include the Company’s cash and cash equivalents in excess of $3.0 million (less the amount of certain expenses of the Company incurred between November 3, 2008 and the closing date to the extent that such expenses exceed $1.5 million), the Company’s certificate of incorporation, bylaws, corporate minute books, stock ledgers and similar corporate documents and instruments, and the shares of capital stock or other interests that the Company holds in its subsidiaries.
     As of and after the closing date of the asset purchase agreement, Nobles Medical will assume only liabilities related to contracts of the Company that Nobles Medical assumes under the asset purchase agreement, and only to the extent the liabilities arise from performance under the contracts after they have been assumed by Nobles Medical. Nobles Medical will not assume any other liabilities of the Company.
     At the closing of the asset sale, the parties have agrees that the $6.75 million purchase price will be paid by Nobles Medical to Whitebox Advisors, LLC for the benefit of certain affiliates of Whitebox Advisors, LLC in exchange for the release by such entities of their security interests in the Company’s assets being sold. Neither the Company nor any of the Company’s stockholders based on their equity holdings in the Company will receive any portion of the purchase price from the sale of the assets.
     Mr. Nobles, a former officer and director and current shareholder of the Company, is a director, shareholder and the President and Chief Executive Officer of Nobles Medical.
     Resignation of Mr. Nobles
     On January 12, 2009, Mr. Nobles resigned from the board and from his positions as President and Chief Science Officer of the Company. He remains an employee of the Company under the terms of his existing employment agreement.
Business Strategy
     The Company’s prior business strategy was to become a leader in the engineering, development and manufacturing of minimally invasive vascular and cardiovascular suturing devices. At this time, due to limited cash resources and timing of product development, the Company has decided to sell its assets pursuant to the asset purchase agreement with Nobles Medical. The Company will continue operations on a reduced level until the closing of the asset sale.
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
     The Company’s SuperStitch(R) products allow physicians to suture the arteriotomy or vascular tissue using fluoroscopic or ultrasonic guidance while working through the catheter sheath introducer or cannula as well as direct visualization in an open setting.
Patents and Proprietary Rights
     The Company’s policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect its technology and inventions that are important to its business. The Company has been granted seventeen patents with claims for its SuperStitch technology. The Company has additional patents on file, both domestically and internationally. Although the Company has attempted to protect its technology through the filing of various patents, patents within the medical device industry are uncertain and involve complex and evolving legal and factual questions. The coverage sought by the Company in its patent applications either may be denied or significantly reduced, both before or after the patent is issued. Accordingly, there can be no assurance that any patent applications will result in the issuance of patents or that the patents issued to the Company will provide significant or even sufficient protection or commercial advantage.
Manufacturing
     The Company manufactures, assembles, tests and packages its SuperStitch products at its facility in Fountain Valley, California. The Company purchases certain components from various suppliers and relies on single-source suppliers for certain parts to its devices. To date, the Company has not experienced any significant adverse effects resulting from shortages of components.
     The Company is required to register as a medical device manufacturer with the Food and Drug Administration (the “FDA”) and is subject to inspections by the FDA for compliance with good manufacturing practices and other applicable regulations. Additionally, in connection with its international sales, the Company is also required to comply with various requirements and standards necessary to permit it to sell its products in other countries. All of these standards and practices require that the Company maintain processes and documentation in a prescribed manner with respect to its manufacturing, testing and quality control activities relating to its products.
Research & Development
     Within the United States, the SuperStitch 6F, 8F, 12F and EL devices have been cleared by the FDA under section 510(k) of the Federal Food, Drug, and Cosmetic Act (“FDC Act”) for use in performing vascular stitching in general surgery, including endoscopic procedures. It is not intended for blind closure of an arteriotomy site. The SuperStitch device is designed for use with or without an access device (e.g., trocar sheath or cannula) for use during minimally invasive surgical procedures, during fluoroscopically guided procedures, or in an open setting. The SuperStitch line of devices are approved in the European Union and CE marked with an indication for use as follows: the SuperStitch is indicated for use in performing vascular stitching in general surgery, including endoscopic procedures. In the EU there is no requirement for the use of fluoroscopic guidance. The research and development of the Company’s products has been primarily performed under the direction of Mr. Nobles, formerly the President, Chief Operating Officer and Chief Science Officer of the Company, and Ben Brosch, V.P. of Engineering and Research and Development. The Company’s research and development staff have been focused on the recently FDA 510(k) cleared 12F and EL devices along with the current versions of the F6 and F8 SuperStitch products.
SuperStitch Products
     F8 & F6 Superstitch. The Company released updated versions of the F6 & F8 SuperStitch products in 2007.
     Superstitch Guide-Wire. The Company released the guide-wire version of the SuperStitch, which allows physicians to re-access a vessel during procedures by placing the sutures first and completing the sutures on the vessel after performing additional procedures if they choose. The guide-wire version also enables physicians to use the SuperStitch on patients where they feel that maintaining access is more crucial. The guide-wire version of the F8 & F6 has received FDA 510(k) clearance in the USA as well as the CE mark in Europe.
     F12 Superstitch. The Company designed this product to address the growing market of larger sites being used by physicians during procedures such as abdominal aortic aneurysms as well as larger surgical applications. The F12 double suture SuperStitch allows physicians to re-access a vessel during procedures by placing the sutures first and completing the sutures on the vessel after performing additional procedures if they choose. The F12 SuperStitch model received FDA 510(k) clearance in the USA as well as the CE mark in Europe.
     SuperStitch EL. The Company has received FDA 510(k) clearance and the CE mark in Europe. This product is an expansion of the SuperStitch technology for vessel closure.
Sales, Marketing and Distribution
     The Company’s products are intended for use by physicians for open surgical intervention and fluoroscopically guided procedures. The Company has been selling its products in the European market through its direct sales operation in France and its distribution partners in Italy,         ,Russia, Spain, Switzerland and Scandinavia. The Company has attempted to expand sales into the U.S., Germany, the U.K. and several other European countries. The Company distributes its products through an exclusive relationship with Getz Bros. & Co. Inc. in Korea, Japan and the rest of Asia. In certain of the Company’s exclusive distribution relationships, it has accepted advance payments for products. The advance payments are offset against the sale of product to such distributors in the future. In particular, we have accepted advance payments of $1,250,000 from Getz Bros. & Co. Inc. To date, we have shipped only nominal amounts of product to Getz Bros. If the distributor agreements with Getz Bros. are subsequently terminated or expire pursuant to their terms, our agreements with Getz Bros require the Company to repay at termination all advance payments that have not been offset by shipped product.

Competition
     Competition in the market includes conventional manual compression devices, mechanical compression devices, general surgical suturing systems, common suture and needle holder systems for open surgery, collagen plug devices and suture/staple devices. Many of the Company’s competitors have substantially greater name recognition and financial resources than does the Company, or have pre-market approval from the FDA for more specific claims, all of which may provide a competitive advantage. Further, certain of the Company’s competitors have greater financial resources and expertise in research and development, manufacturing, marketing and regulatory affairs than does the Company.
     The three principal competitive vascular sealing devices are:
•	Angio-Seal® device, sold by the Daig division of St. Jude Medical, Inc. and developed by Kensey Nash Corporation, seals the puncture site through the use of a collagen plug on the outside of the artery connected by a suture to a biodegradable anchor which is inserted into the artery.

•	The Closer™ device, sold by Perclose, Inc., a subsidiary of Abbott Laboratories, seals the puncture site through the use of a suture device that enables a physician to perform a minimally invasive replication of open surgery.

•	The StarClose™ device, sold by Perclose, Inc., a subsidiary of Abbott Laboratories, seals the tract above the puncture site through the use of a staple.
Government Regulation
     The Company’s products are comprehensively regulated in the United States as “medical devices” by the FDA under the FDC Act and implementing regulations and require pre-market clearance or approval by the FDA prior to commercialization. Further, material changes or modifications to medical devices are also subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA also regulates the research, testing, manufacture, safety, labeling, storage, recordkeeping, advertising, distribution and production of medical devices in the U.S. Noncompliance with the applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, and criminal prosecution.
     Generally, before a new device can be introduced into the U.S. marketplace, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or approval of a pre-market approval (“PMA”) application. If a medical device manufacturer or distributor can establish that a device is “substantially equivalent” to a “predicate device” which is legally marketed as a class I or class II device or to a pre-amendment class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by submitting a 510(k) notification. A 510(k) notification may need to be supported by appropriate data, including clinical data, establishing the claim of substantial equivalence to the satisfaction of the FDA. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing or recall the modified device until 510(k) clearance or PMA approval is obtained. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. No law or regulation specifies the time limit by which the FDA must respond to a 510(k) notification. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it may take longer. If a manufacturer or distributor of a medical device cannot establish that a proposed device is substantially equivalent to a predicate device, the manufacturer or distributor must seek pre-market approval of the device through submission of a PMA application, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which impose elaborate testing, control, documentation and other quality assurance procedures.
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
     Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. After a device is placed on the market, numerous post market regulatory requirements apply. These include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act).
     The FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:
•	fines, injunctions, and civil penalties;

•	recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or PMA approval of new products;

•	withdrawing 510(k) clearance or PMA approvals already granted; and

•	criminal prosecution.
     On March 1, 2000, the Company first received 510(k) clearance to market the F8 SuperStitch devices and subsequently received 510(k) clearance to market the F6, guide-wire F6 and F8, F12 and EL SuperStitch devices. The Company has made modifications to these devices, including the current devices, which the Company believes do not require new 510(k) clearance. There can be no assurance that the FDA would agree with any of our determinations not to seek such new clearance or that the FDA would not require us to submit a new 510(k) notice for any of the changes. If the FDA were to do so, we could be prohibited from marketing the modified devices until the FDA grants 510(k) clearance for the modified devices. The Company is also subject to compliance with the regulatory requirements of foreign countries in which it desires to sell its SuperStitch devices. The Company has a CE mark permitting sale of the F8 & F6 products in Europe and has also met all of the registration requirements for selling the SuperStitch F8 & F6 devices in Australia. The regulatory requirements vary from country to country. Prior to commencing sales of the devices in countries other than the U.S. and Australia and in Europe, the Company must first ensure that the device complies with all regulatory requirements of the applicable country.
Product Liability and Insurance
     The Company’s business involves the risk of product liability claims. Although the Company maintains product liability insurance, there can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance or coverage limits will be available on commercially reasonable terms or at all, each of which could have a material adverse effect on the Company.
ITEM 1A. RISK FACTORS
     Not Applicable
ITEM 1B. UNRESOLVED COMMENTS
     Not Applicable.
ITEM 2. PROPERTIES
     We currently lease our headquarters located at 17080 Newhope Street in Fountain Valley, California. This facility consists of approximately 20,000 square feet of space and is a QSR (Food and Drug Administration — Quality Systems Regulations) and ISO (International Standards Organization) certified freestanding facility, with 2,000 square feet of cleanroom space and an additional 3,200 square feet convertible to cleanroom, if required. The term of the lease is for a period of ten years, commencing on August 1, 2004. The base rent is $27,118 per month and is subject to adjustment on an annual basis by the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPIW (Urban Wage Earners and Clerical Workers) for Los Angeles, Riverside, Orange Counties). Additionally, the Company leases sales offices (with warehouse space) of approximately 1,000 square feet leased in each of Amsterdam, the Netherlands and La Gaude, France to support our sales and marketing efforts in Europe.
     We believe that our facilities are adequate for our needs for the foreseeable future and, in the opinion of the Company’s management; the properties are adequately covered by insurance.
ITEM 3. LEGAL PROCEEDINGS

     Pham v. Nobles, et al. This case was filed in the Orange County, California Superior Court, Case No. 07CC07644, on July 5, 2007. This case arises out of plaintiff Loni Pham’s investment in the Company. In July 2004, Plaintiff executed a Subscription Agreement, accepted by the Company, under which she purchased 9,805 shares of the Company’s common stock in exchange for $250,000. Plaintiff has asserted causes of action for breach of contract, fraud and negligent misrepresentation against the Company and its former Chief Executive Officer and former board member, Mr. Nobles. Plaintiff seeks damages in an amount no less than $250,000, plus interest, costs and punitive damages in an unspecified amount. Defendants filed an answer to Plaintiff’s complaint on October 31, 2007. The Parties then agreed that Plaintiff’s claims against Defendants are subject to a written arbitration agreement and have therefore agreed that the case be stayed and submitted to binding arbitration. On January 31, 2008, the court stayed this case pending binding arbitration. In early August 2008, the parties agreed to dismiss the entire action without prejudice and enter into a tolling agreement, tolling the running of any statute of limitations until January 30, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders of Sutura, Inc. during the fourth quarter of fiscal 2008.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES
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
     The reported high and low bid and asked prices for the common stock are shown below for the periods from January 1, 2007 through December 31, 2008. The prices presented are bid and ask prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices may not necessarily reflect actual transactions.

	PERIOD	HIGH	LOW

Fiscal Year Ended December 31, 2007	First Quarter	$0.10	$0.05
	Second Quarter	$0.10	$0.065
	Third Quarter	$0.094	$0.05

	PERIOD	HIGH	LOW

	Fourth Quarter	$0.09	$0.04

Fiscal Year Ended December 31, 2008	First Quarter	$0.08	$0.05
	Second Quarter	$0.08	$0.051
	Third Quarter	$0.08	$0.06
	Fourth Quarter	$0.06	$0.001
          As of December 31, 2008 there were approximately 403 stockholders of record of Sutura common stock.
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
RECENT SALES OF UNREGISTERED SECURITIES
     None.
ITEM 6. SELECTED FINANCIAL DATA
Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Sutura meets the definition of a “Small Business Issuer” as such term is defined in Item 10(a) of Regulation S-B under the Securities Exchange Act of 1934, as amended. Sutura currently has 28 employees, and maintains its headquarters in Fountain Valley, California, in a 20,000 square foot facility. This facility is a QSR (Food and Drug Administration — Quality Systems Regulations) and ISO (International Standards Organization) certified freestanding facility with 2,000 square feet of cleanroom space and an additional 3,200 square feet convertible to cleanroom, if required. Sales offices (with warehouse space) of approximately 1,000 square feet each are leased in Amsterdam, the Netherlands and La Gaude, France to support sales and marketing efforts in Europe. “Sutura(R)” and “SuperStitch(R)” are registered trademarks.
Reduced Operations
At the end of October 2008 the Board of Directors and executive officers of the Company reviewed our operations and cash position and determined that it was highly likely that we would be unable to continue as a going concern beyond December 31, 2008. In particular, the Board determined that it was unlikely that available cash, less current liabilities, would be sufficient to sustain operations at current levels beyond December 31, 2008. Further, given the current financial markets, we believed that it was highly unlikely that we would be able to obtain additional financing on acceptable terms, if at all. Accordingly, we began evaluating possible reductions in our operations to conserve cash and other assets for the benefit of our shareholders and creditors.
Agreement to Sell Our Assets
On December 12, 2008, we entered into an Asset Purchase Agreement with Nobles Medical Technologies, Inc. which contemplates the sale of substantially all of the Company’s assets to Nobles Medical. Since the entry by us and Nobles Medical into a letter of intent related to the asset sale on November 3, 2008, Nobles Medical has been managing the operation and day-to-day business of the Company, subject to such general oversight by the Company’s board of directors as is required for the board to exercise its fiduciary duties. During the period between the signing of the asset purchase agreement and the closing of the asset sale, or the earlier termination of the asset purchase agreement, Nobles Medical will continue to manage the operation and day-to-day business of the Company, subject to such oversight by the Board. The asset purchase agreement provides that, in exchange for $6.75 million and the assumption by Nobles Medical of certain liabilities of the Company, the Company will sell and transfer to Nobles Medical $3.0 million in cash and cash equivalents (less the amount of certain expenses of the Company incurred between November 3, 2008 and the closing date to the extent that such expenses exceed $1.5 million) and all of the non-cash assets of the Company (except for certain excluded assets), free and clear of all liens and encumbrances.
The assets of the Company that are excluded from the asset sale include the Company’s cash and cash equivalents in excess of $3.0 million (less the amount of certain expenses of the Company incurred between November 3, 2008 and the closing date to the extent that such expenses exceed $1.5 million), the Company’s certificate of incorporation, bylaws, corporate minute books, stock ledgers and similar corporate documents and instruments, and the shares of capital stock or other interests that the Company holds in its subsidiaries.
As of and after the closing date of the asset purchase agreement, Nobles Medical will assume only liabilities related to contracts of the Company that Nobles Medical assumes under the asset purchase agreement, and only to the extent the liabilities arise from performance under the contracts after they have been assumed by Nobles Medical. Nobles Medical will not assume any other liabilities of the Company.
At the closing of the asset sale, the parties have agreed that the $6.75 million purchase price will be paid by Nobles Medical to Whitebox Advisors, LLC for the benefit of certain affiliates of Whitebox Advisors, LLC in exchange for the release by such entities of their security interests in the Company’s assets being sold. Neither the Company nor any of the Company’s stockholders based on their equity holdings in the Company will receive any portion of the purchase price from the sale of the assets.

Mr. Nobles, a former officer and director and current shareholder of the Company, is a director, shareholder and the President and Chief Executive Officer of Nobles Medical.
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
Segment reporting
Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company allocates its resources and assesses the performance of its sales activities based upon geographic locations of its subsidiaries. The following is a breakdown of our sales for the three and twelve month periods ended December 31, 2008

	Three months ended		Three months ended		Year ended		Year ended
	Dec 31, 2008		Dec 31, 2007		Dec 31, 2008		Dec 31, 2007

Sales in USA	$0	0%	$2,046	3%	$5,405	1%	$21,999	9%
Sales in Europe	68,881	69%	36,684	47%	339,456	76%	139,542	55%
Sales Far East	31,000	31%	39,500	50%	104,050	23%	90,500	36%

Total sales	$99,881	100%	$78,230	100%	$448,911	100%	$252,041	100%

	Three months ended		Three months ended		Year ended		Year ended
	Dec 31, 2008		Dec 31, 2007		Dec 31, 2008		Dec 31, 2007

Sales major countries
France	$10,626	11%	$16,272	21%	$101,139	23%	$67,319	27%
Russia	58,255	58%	—	0%	211,797	47%	—	0%
Hong Kong	$31,000	31%	$39,500	50%	$104,050	23%	$90,500	36%
Major customer and concentration of credit risk.

	Three months ended		Three months ended		Year ended		Year ended
	Dec 31, 2008		Dec 31, 2007		Dec 31, 2008		Dec 31, 2007

Sales major customers
Customer 1	$58,255	58%	$—	0%	$211,797	47%	$—	0%
Customer 2	31,000	31%	39,500	50%	104,050	23%	90,500	36%
Customer 3	10,626	11%	10,460	13%	55,801	12%	45,337	18%
Customer 4	0	0%	5,811	7%	45,338	10%	21,982	9%
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
Financial Condition and Results of Operations for the year ended December 31, 2008 compared to the year ended December 31, 2007

The Company has decided to focus its resources on the development of larger and multiple suture placement devices that address opportunities in the fast growing market of interventions with large catheter based devices in Cardiology and Radiology. In addition it is developing longer versions of its stitching devices that allow the placement of sutures inside the Vascular and cardio-vascular structures and allow physicians to address the fast growing market in PFO and other structural heart procedures. Sutura believes that in both markets its unique suture based approach will have major advantages over currently used techniques. Total headcount for the Company decreased to 29 per the end of December 2008 compared to 32 per the end of December 2007.
Net Sales
Net sales were $99,881 for the quarter ending December 31, 2008 compared to $78,230 for the same quarter ending December 31, 2007.
Net sales for the year ending December 31, 2008 were $448,911 compared to $252,041 for the year ended December 31, 2007. The increase in sales over last year was mainly the result of large shipments to our distributor in Russia with whom we started doing business in 2008 as well as new customers in France.
Cost of Sales
Cost of sales is comprised of all costs to manufacture our existing SuperStitch products, as well as start up costs for the newer versions, including materials, labor and related overhead costs including warranty and service costs. Cost of sales was $708,961 for the three months and $2,489,809 for the year ended December 31, 2008 compared to $671,863 and $2,256,331 for the same periods last year. For the year to date period the increase in spending was $233,478 and was mainly caused by $70,000 higher payroll expenses, $55,000 higher scrap and rework expenses and $162,000 higher general supplies and tooling expenses offset by a $40,000 reversal of obsolescence accruals.
Manufacturing headcount decreased to 11 per the end of December 2008 from 13 per the end of December 2007.
Research and Development
Research and development expenses consist of engineering personnel salaries and benefits, prototype supplies, contract services and consulting fees related to product development. Headcount in R&D was 9 at the end of December 31, 2008 compared to 7 per end of 2007. Research and development expenses increased 19% to $829,802 in the year ended December, 31 2008 from $696,448 in the year ended December 31, 2007. In 2008 the Company has focused its research on both the Super Stitch 12 Fr and the SuperStitch EL for which it incurred $355,000 in clinical trial expenses compared to only $20,000 in 2007. This was offset by a $227,000 reduction in payroll expenses as last year it decided to fully compensate staff and employees for not only all accrued back owed salaries but also award back owed interest to compensate for late payment of such salaries.

General and Administrative
General and administrative expenses consist of salaries and benefits of administrative personnel as well as insurance, professional and regulatory fees and provisions for doubtful accounts. General and administrative expenses decreased $310,406 or 6% to $4,834,327 in the year ended December 31, 2008 from $5,144,733 in the year ended December 31, 2007. In the year ended December 31, 2008 the Company incurred $ 979,944 in legal expenses compared with $1,688,314 in 2007, or a decrease in legal expenses of $708,370 or 42%.
This decrease is the result of the Company settling its patent infringement case with the Perclose division of Abbott Labs in December of 2007. The decrease in legal expenses was offset by an increase of $226,382 in travel expenses to $620,800 for the year ended December 2008, an increase of $98,800 in insurance expenses and an increase of $115,000 in taxes and licenses. In the year ended December 31, 2008 the Company incurred payroll expenses that were $2,094 higher than last year at $1,443,718. Included in this number is the settlement with our former CEO of $520,000. In the year ended December 31, 2007 the Company incurred payroll expenses that were $781,000 higher than the year before as it decided to fully compensate staff and employees for all accrued back owed salaries and award back owed interest for late payment of such salaries. Headcount in G&A decreased to 7 at the end of 2008 from 8 at the end of 2007.
Sales and Marketing
Sales and marketing expenses consist of salaries and benefits, commissions, and other costs related to our support staff, advertising costs and expenses related to trade shows, distributor support and seminars.
Headcount in Sales and Marketing decreased to 2 people at December 31, 2008 from 4 at the end of December 31, 2007. Sales and marketing expenses increased $203,544 or 32% to $830,688 in the year ended December 31, 2008 from $627,144 in the year ended December 31, 2007. The Company participated in the European cardiology meeting in Barcelona and the TCT in Washington as well as in a smaller meeting in Frankfurt, Germany and incurred $85,000 higher travel and entertainment as well as $113,000 higher exhibition expenses than last year.
Interest income/expense
Interest income for the year ended December 31, 2008 was $434,803 compared to $33,993 for the year ended December 31, 2007. Most of the cash received from the patent settlement in December 2007 has been invested in notes and Certificates of Deposits during the year 2008.
Interest expenses are paid on convertible notes that the Company has issued to finance its operations. Interest expenses for the year ended December 31, 2008 were $2,474,690 compared to $2,478,996 in the year ended December 31, 2007. On the one hand there was an increase as a consequence of higher interest rates on most of the Whitebox notes compared to last year as well as the expense of extending the term on most notes. On the other hand there was a decrease as a direct consequence of lower borrowing as year to date $4,560,000 of notes have been reimbursed and a further $5,012,752 notes at 12% interest have been converted into shares on April 2nd 2008.

In addition to the direct interest expenses the Company amortizes the fair value of the warrants and the beneficial conversion feature of the notes over the term of the notes. In the year ended December 31, 2008 $454,687 was expensed compared to $2,269,377 in the same period last year.

	Twelve months	Twelve months
	2008	2007

Interest expenses.
Note payable related party in Euros	$14,094	$12,191
Note payable officer	100,052	74,112
Whitebox I	358,431	797,790
Whitebox I Consent fee amortization	98,252	49,126
Whitebox Ia Interest note	24,288	6,072
Whitebox II	370,800	365,400
Whitebox II Consent fee amortization	45,000	22,500
Whitebox IIa Interest note	11,124	2,781
Whitebox III	865,200	658,925
Whitebox III Consent fee amortization	105,000	52,500
Whitebox IIIa Interest note	19,516	4,879
Idylwood Partners L.P.	—	60,000
Whitebox V	60,000	120,000
Whitebox Va Interest note	1,800	900
Whitebox VI	60,000	98,333
Whitebox VIa Interest note	1,800	900
Synapse	29,333	18,667
Whitebox VII	204,000	107,267
Notes Officers	48,000	20,000
Whitebox VIII	58,000	22,000
Other	—	(15,350)

	$2,474,690	$2,478,996

	Twelve months	Twelve months
	2008	2007

Beneficial conversion amortization
Whitebox I	$—	$582,754
Whitebox I BCF consent fee	81,680	40,840
Whitebox II	—	67,876
Whitebox II BCF consent fee	37,412	18,706
Whitebox III	—	1,079,365
Whitebox III BCF consent fee	87,292	43,646
Idylwood Partners L.P.	—	34,722
Whitebox V	248,302	401,468

Total conversion feature expense	$454,687	$2,269,377

Total interest expenses	$2,929,376	$4,748,373

Liquidity and Capital Resources
The Company ended the year with cash, cash equivalents, restricted cash equivalents and marketable securities available for sale of $3,733,575. During the year ended December 31, 2008 the Company used $10,837,430 of cash in operating activities. Most of this amount was to finance the operating loss but in addition there was an amount of $1,648,000 to pay back owed salaries accrued on the company books in prior periods. In addition, at June 30, 2008 we used $3,160,000 to pay back on their due date two notes issued to Whitebox in 2006 and 2007. On September 21, 2008 the Company used a further $1,000,000 for reimbursement of another note to Whitebox and in December 2008, $400,000 for a note issued to Synapse capital.
For the years ended December 31, 2008 and 2007, we incurred a net loss of $,11,015,288 and a net profit of $10,500,479 respectively. The profit of 2007 was the result of a legal settlement of $23,000,000 received in December of 2007. Corrected for this one time income the Company would have incurred a loss of $12,499,521 in 2007. As of December 31, 2008, we had an accumulated deficit of $69,149,495.
          Reduced Operations
At the end of October 2008 the Board of Directors and executive officers of the Company reviewed our operations and cash position and determined that it was highly likely that we would be unable to continue as a going concern beyond December 31, 2008. In particular, the Board determined that it was unlikely that available cash, less current liabilities, would be sufficient to sustain operations at current levels beyond December 31, 2008. Further, given the current financial markets, we believed that it was highly unlikely that we would be able to obtain additional financing on acceptable terms, if at all. Accordingly, we began evaluating possible reductions in our operations to conserve cash and other assets for the benefit of our shareholders and creditors.
          Agreement to Sell Our Assets
On December 12, 2008, we entered into an Asset Purchase Agreement with Nobles Medical Technologies, Inc. which contemplates the sale of substantially all of the Company’s assets to Nobles Medical. Since the entry by us and Nobles Medical into a letter of intent related to the asset sale on November 3, 2008, Nobles Medical has been managing the operation and day-to-day business of the Company, subject to such general oversight by the Company’s board of directors as is required for the board to exercise its fiduciary duties. During the period between the signing of the asset purchase agreement and the closing of the asset sale, or the earlier termination of the asset purchase agreement, Nobles Medical will continue to manage the operation and day-to-day business of the Company, subject to such oversight by the Board. The asset purchase agreement provides that, in exchange for $6.75 million and the assumption by Nobles Medical of certain liabilities of the Company, the Company will sell and transfer to Nobles Medical $3.0 million in cash and cash equivalents (less the amount of certain expenses of the Company incurred between November 3, 2008 and the closing date to the extent that such expenses exceed $1.5 million) and all of the non-cash assets of the Company (except for certain excluded assets), free and clear of all liens and encumbrances.
The assets of the Company that are excluded from the asset sale include the Company’s cash and cash equivalents in excess of $3.0 million (less the amount of certain expenses of the Company incurred between November 3, 2008 and the closing date to the extent that such expenses exceed $1.5 million), the Company’s certificate of incorporation, bylaws, corporate minute books, stock ledgers and similar corporate documents and instruments, and the shares of capital stock or other interests that the Company holds in its subsidiaries.
As of and after the closing date of the asset purchase agreement, Nobles Medical will assume only liabilities related to contracts of the Company that Nobles Medical assumes under the asset purchase agreement, and only to the extent the liabilities arise from performance under the contracts after they have been assumed by Nobles Medical. Nobles Medical will not assume any other liabilities of the Company.
At the closing of the asset sale, the parties have agrees that the $6.75 million purchase price will be paid by Nobles Medical to Whitebox Advisors, LLC for the benefit of certain affiliates of Whitebox Advisors, LLC in exchange for the release by such entities of their security interests in the Company’s assets being sold. Neither the Company nor any of the Company’s stockholders based on their equity holdings in the Company will receive any portion of the purchase price from the sale of the assets.

ITEM 7A. QUANTITATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK
     Not Applicable.
ITEM 8. FINANCIAL STATEMENTS
     The Company’s audited financial statements are listed in the Index to Financial Statements and included elsewhere herein as a part of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to

Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control Over Financial Reporting
The financial statements, financial analyses and all other information included in this Annual Report on Form 10-K were prepared by the Company’s management, which is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on management’s assessment using this framework, it believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2008, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; CODE OF ETHICS
The Directors and executive officers of the Company at December 31, 2008, their ages, their titles, their years of employment with the Company, and their principal occupation for the last five years are as follows:
     Brian Abraham, 43, has served as the Company’s Chief Executive Officer and a member of our board since April 4, 2008. Mr. Abraham is employed at Whitebox Advisors, LLC, a Minneapolis-based SEC-registered investment adviser. Prior to joining Whitebox in 2008, Mr. Abraham was the President and Chief Executive Officer of Bluefin Robotics headquartered in Cambridge, Massachusetts from 2005-2008. Bluefin is an undersea robotics technology developer and manufacturer. From 2001-2008, Mr. Abraham served as the Director of Technology Development at Battelle Memorial Institute, a not-for-profit research institute. Also, from 2003-2008, Mr. Abraham was an Adjunct Professor at both Babson College in Wellesley, Massachusetts and The Ohio State University in Columbus, Ohio. Prior to 2001, Mr. Abraham served as part of the management team of, or as an advisor to, various technology related companies. Mr. Abraham holds a BA (1988) in Chemistry and Spanish from Skidmore College; a Ph.D. Chemistry and Post Doctoral Fellow (1993) from Tufts University Graduate School of Arts & Sciences; and an MBA (2002) from the F.W. Olin Graduate School of Business at Babson College.
     Richard Bjorkman, 59, has served as the Chief Financial Officer, Vice President, Finance and member of our Board since September 21, 2006. Recently, on February 21, 2008, he was appointed interim Chief Executive Officer of the Company, in addition to his existing officer positions, and served as interim Chief Executive Officer until April 4, 2008. He is a member of the special committee that recommend to the board that it approve the asset purchase agreement and related transaction documents with Nobles Medical. Mr. Bjorkman was previously an independent contractor providing CFO services to venture backed start up companies and to companies in turn-around situations. Before that, Mr. Bjorkman served as CFO for Indicast.com from 2001 to 2002. Indicast was an internet voice portal company that was ultimately acquired by Oracle, Inc. Prior to Indicast, he served as CFO for SmithMicro Software, Inc. (Nasdaq: SMSI), a developer of eCommerce software, communication software and provider of professional consulting services. Mr. Bjorkman received his CPA certificate while working for KPMG in their Los Angeles office. He is a past president of Financial Executives International (FEI), Orange County, California chapter.
     David Kernan, 52, was appointed to the board on October 29, 2008 to fill a vacancy. He is a member of the special committee that recommended to the board that it approve the asset purchase agreement and related transaction documents with Nobles Medical. Mr. Kernan was a founder and has been a partner of Catalina Capital Advisors since May 2004. Catalina Capital Advisors was previously engaged as a consultant by the Company in connection with investments in the Company by third parties, including the Whitebox Parties. Prior to May 2004, he was part of the founding executive team of Indicast Corp. which developed and marketed voice application technology for corporate clients and wireless carriers, and which was acquired in 2001 by Oracle. Prior to Indicast, Mr. Kernan held various management positions with Ericsson, General Electric and Motorola.
     John C. Kopchik, 50, has served as a member of our board since April 4, 2008. Mr. Kopchik is employed at Whitebox Advisors, LLC, a Minneapolis-based SEC-registered investment adviser, and is focused on special situation investments. Prior to joining Whitebox, he was a partner at Common Sense Investments, a hedge fund of funds based in Portland, Oregon, from 2005-2008. From 2001-2005, he was President and Founder of Providence Capital, an Excelsior, Minnesota based hedge fund focused on special situations and capital structure arbitrage investments. Before Providence Capital, he was a Managing Director at Churchill Companies in Minneapolis, Minnesota, where he was involved in private equity investments, including a medical device company. While at Churchill, he served as CEO of TSI, Inc., a public instrumentation company which Churchill took private. TSI had several products which it sold to the medical device market. Mr. Kopchik started his career at Bain and Company in Boston, Massachusetts. He holds a BA (1980) from Harvard College and a JD (1983) from Harvard Law School.
     Anthony Nobles, 44, served as the Chief Science Officer of the Company from September 21, 2006 until January 12, 2009, as the President and as a director of the Company until January 12, 2009, and served as our Chairman of the Board until April 4, 2008. Prior to that Mr. Nobles served as the Chief Executive Officer, President and Chairman of the Board of the Company since the consummation of the merger of the Company with Technology Visions Group on August 19, 2005. Recently, on February 21, 2008, he was appointed to serve as President and Chief Operating Officer of the Company in addition to his existing officer positions. Mr. Nobles co-founded Prior Sutura in 1996 with Egbert Ratering and served as Prior Sutura’s Chairman of the Board from the inception of Prior Sutura until consummation of the merger. He also served as Prior Sutura’s President and Chief Executive Officer since the inception of Prior Sutura until consummation of the merger, except for a brief period from January 2000 to October 2001 during which time he held the title of Chief Technology Officer. Mr. Nobles resigned from all officer and director positions held by him in the Company, effective January 12, 2009. In addition, Mr. Nobles has founded other medical device companies with Mr. Ratering, for which he serves as an officer and director. He has been awarded various patents for medical devices for use in cardiovascular surgery, neurosurgery, obstetrics/gynecology, and vascular & general surgery. On January 12, 2009, Mr. Nobles resigned from the board and from his then positions as President and Chief Science Officer of the Company. He remains an employee of the Company under the terms of his existing employment agreement.
     Mark M. Strefling, 40, has served as the Chairman of our board since April 4, 2008. Mr. Strefling is the General Counsel and Chief Legal Officer of Whitebox Advisors, LLC, a Minneapolis-based SEC-registered investment adviser. Mr. Strefling joined Whitebox in 2008. Prior to his position with Whitebox, Mr. Strefling was a Partner in the Investment Management Practice at the law firm of Faegre & Benson LLP in Minneapolis, Minnesota and was the head of the firm’s Hedge Fund Group. Mr. Strefling joined Faegre & Benson in 1999. Mr. Strefling holds a BA (1991) in Finance and Accounting from the University of St. Thomas; a JD (1996) from Creighton University; and an MBA (1999) in Finance from the Carlson School of Management at the University of Minnesota.
     Richard Vigilante, 52, has served as a member of our board since April 4, 2008. Mr. Vigilante is the Director of Communications of Whitebox Advisors, LLC, a Minneapolis-based SEC-registered investment adviser. Mr. Vigilante joined Whitebox in 2003. Prior to his position with Whitebox, Mr. Vigilante was a publisher with Gilder Publishing LLC. Mr. Vigilante holds a BA (1978) from Yale College.
     There are no family relationships among our executive officers or directors.
Audit Committee Financial Expert
Our entire board of directors serves as our audit committee. Richard Bjorkman is the Company’s audit committee financial expert; however, Messr. Bjorkman is an executive officer of the Company and is not independent of management.
SECTION 16(a) — BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company and information involving securities transactions of which the Company is aware, the Company is aware of officers, directors and holders of more than 10% of the outstanding common stock of the Company who failed to timely file reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007. To the Company’s knowledge, to date, Anthony Nobles, Egbert Ratering, Richard Bjorkman, and David Kernan have not filed required Forms 3 or 5.
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
ITEM 11. EXECUTIVE COMPENSATION
Executive Employment Agreements

NOBLES EMPLOYMENT AGREEMENT
Mr. Nobles’ existing Employment Agreement with Sutura was assumed by the Company upon consummation of the merger of the Company with Prior Sutura. Mr. Nobles was employed by the Company as its President, Chief Science Officer and Chairman of the Board during fiscal year 2008. Mr. Nobles recently resigned from the positions of President, Chief Science Officer and Chairman of the Board on January 12, 2009, but continues to be employed under the remaining terms of his employment agreement. The term of Mr. Nobles’ employment agreement extends from January 1, 2003 until December 31, 2007, and thereafter extends for one (1) year terms unless terminated on ninety (90) days prior notice. Pursuant to his employment agreement, Mr. Nobles receives annual base salary of $250,000, subject to a minimum annual increase of no less than the increase in the average cost of living index. Mr. Nobles has founded, and for which he generally serves as an officer and director, various other medical device companies outside of the arterial vessel closure area. Mr. Nobles’ employment agreement requires that he devote at least 50% of his employable time, attention, skill and efforts to the faithful performance of his duties with the Company. Mr. Nobles’ employment agreement specifically prohibits him from participating in a business that competes with Sutura’s business during his employment.
RATERING EMPLOYMENT AGREEMENT
Mr. Ratering’s Employment Agreement with Sutura was assumed by the Company upon consummation of the merger of the Company with Prior Sutura. Mr. Ratering is currently employed by Sutura as its Executive Vice President European Operations. Mr. Ratering’s employment is at will and provides for an annual salary of Euro 120,000 approximately ($175,000 U.S. dollars) and an additional Euro 10,000 (approximately $15,000 U.S. dollars) in annual benefit allowance.
BJORKMAN EMPLOYMENT AGREEMENT
Mr. Bjorkman entered into his Employment Agreement with Sutura on September 21, 2006. The agreement with Mr. Bjorkman provides, among other things, that Mr. Bjorkman will receive an annual salary of $90,000 in exchange for serving as the Company’s Chief Financial Officer and Vice President, Finance for at least twenty (20) hours per week, and that he will be reimbursed for his COBRA expenses. Mr. Bjorkman is an at-will employee. On March 19, 2008, Mr. Bjorkman’s annual salary was increased to $150,000 in light of his increased duties.
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
COMPENSATION
The following table presents, for each of the last three fiscal years, the annual compensation earned by the chief executive officer and the most highly compensated executive officers of the Company for the three fiscal years ended December 31, 2007:
SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

						OTHER ANNUAL
NAME AND PRINCIPAL POSITION	YEAR	SALARY		INTEREST		COMPENSATION
David Teckman	2008	$250,000	(1)			$307,261	(6)
Chief executive officer and President	2007	$250,000	(1)			$7,150	(6)
	2006	$1	(1)			$0	(6)

Richard Bjorkman	2008	$145,500	(2)			$37,500	(7)
Chief Financial Officer and Executive	2007	$90,000	(2)			0
Vice President	2006	$26,250	(2)			$0

Anthony Nobles, PhD Chairman,Chief Scientific officer	2008	$250,000	(3)	$180,072	(8)	$111,966	(9)
	2007	$250,000	(3)	$173,147	(8)	$7,800	(9)
	2006	$250,000	(3)			$7,800	(9)

Egbert Ratering Executive Vice President	2008	$172,044	(4)			$37,398	(9)
	2007	$151,706	(4)	$128,052	(8)	$11,540	(9)
	2006	$137,983	(4)			$10,618	(9)

Brian Abraham	2008	$0	(5)	$0		$0

(1)	Mr. Teckman became an executive officer and employee of the Company on September 21, 2006. Mr. Teckman worked for the sum of one dollar for the remainder of 2006. His annual salary during 2007 was $250,000. Mr. Teckman resigned his employment with the Company effective February 21, 2008. On June 4, 2008, pursuant to the terms of the Separation Agreement between the Company and Dave Teckman, the Company paid to Mr. Teckman a lump sum payment of $520,699.24, less applicable withholdings, in exchange for a general release of all claims that Mr. Teckman has or may have against the Company. As part of the Separation Agreement, The Company also paid $40,000 of legal fees incurred by Mr. Teckman in connection with his separation from The Company.

(2)	Mr. Bjorkman became an executive officer and employee of the Company on September 21, 2006. Mr. Bjorkman devotes twenty hours per week to the Company on a part time basis. Mr. Bjorkman receives half of his annual salary of $300,000 for his time at Sutura. On February 21, 2008, he was appointed interim Chief Executive Officer of the Company, in addition to his existing officer positions, and served as interim Chief Executive Officer until April 4, 2008, at which time he resigned from such interim position and Mr. Abraham was appointed Chief Executive Officer.

(3)	Mr. Nobles became an executive officer and employee of the Company on August 19, 2005 as a result of the merger of the Company with Prior Sutura.

(4)	Mr. Ratering became an executive officer and employee of the Company on August 19, 2005 as a result of the merger of the Company with Prior Sutura.

(5)	Mr. Abraham became an executive officer and employee of the Company on April 4, 2008. Mr. Abraham worked for the sum of one dollar for the remainder of 2008.

(6)	These amounts represent automobile allowances for the full years 2008 and 2007 as well as an employment termination compensation of $300,000 in 2008.

(7)	These amounts represent a bonus payment equivalent to two months’ salary.

(8)	These amounts represent interest compensation at 8% on the amount of back owed salaries due such officer for prior year’s employment that had been accrued on company books per the end of 2007.

(9)	These amounts represent a bonus payment equivalent to two months’ salary in 2008 and automobile allowances for the years 2008, 2007 and 2006.
COMPENSATION OF DIRECTORS
In 2008, outside non-officer directors received $1000 for each director’s meeting physically attended, plus out-of-pocket expenses incurred in connection with attending these meetings and $500 for telephonic meetings attended.
The compensation of officers and directors is subject to review and adjustment from time to time by the Board of Directors. From time to time, the Company has granted options to its directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 15, 2009 certain information with respect to the beneficial ownership of our voting securities by (i) any person known by us to be the beneficial owner of more than 5% of our voting securities; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of April 15, 2009 are deemed outstanding for purposes of computing such person’s percentage ownership, but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership including the number and percentage of shares owned is determined in accordance with Rule 13d-3 and 13d-5 under the Securities Exchange Act of 1934 (the “Exchange Act”) and is generally determined by voting power or investment power with respect to securities. The percentage of beneficial ownership is based on 337,816,037 shares of common stock outstanding as of April 15,2009. Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of the following stockholders is c/o Sutura, Inc., 17080 Newhope Street, Fountain Valley, California 92708.
337,816,037
COMMON STOCK BENEFICIAL OWNERSHIP TABLE

	NUMBER OF	PERCENTAGE OF
	SUTURA SHARES	SUTURA SHARES
NAME AND ADDRESS OF	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	HELD	OWNED

5% STOCKHOLDERS:
Nobles, Anthony PhD(1)	103,558,836	29.12%
Ratering, Egbert(2)	112,781,124	31.48%
Grootkasteel, B.V.	69,461,329	20.56%
Synapse Capital LLC (3)	24,859,459	7.36%
Whitebox (4)	336,621,583	64.15%

EXECUTIVE OFFICERS & DIRECTORS
Abraham, Brian (5)	0	*
Bjorkman,Richard (6)	450,000	*
Kernan,David (6)	0	*
Strefling,Mark M(5)	0	*
Kopchik,John C. (5)	0	*
Vigilante,Richard.(5)	0	*
All directors & officers as a group(7)	450,000	0.17%

*	Indicates less than 1%

(1)	Includes 9,687,954 shares of the Company held by Anthony Nobles; 6,508,680 shares of the Company held by The Anthony Nobles Family Limited Partnership; 86,783 shares of the Company held by Rhonda Nobles; 69,461,329 shares of the Company held by GrootKasteel B.V.; and 17,814,090 shares of the Company issuable upon the exercise of options held by Anthony Nobles. Anthony Nobles is an officer and director of GrootKasteel B.V. and holds the power to vote all shares held by The Anthony Nobles Family Limited Partnership. Rhonda Nobles is the spouse of Mr. Nobles. Mr. Nobles resigned as President, Chief Science Officer and a director of the Company on January 12, 2009.

(2)	Includes 16,343,557 shares of the Company held by Egbert Ratering; 2,169,560 shares of the Company held by Franck Ratering; 2,169,560 shares of the Company held by Alex Ratering; 2,169,560 shares of the Company held by Harry Ratering; 69,461,329 shares of the Company held by GrootKasteel B.V.; 12,506,488 shares of the Company issuable upon conversion of convertible notes and 7,961,070 shares of the Company issuable upon conversion of options held by Egbert Ratering. Egbert Ratering is an officer and director of GrootKasteel B.V. Franck Ratering, Alex Ratering and Harry Ratering are members of Mr. Ratering’s immediate family.

(3)	Includes 10,264,866 shares of the Company issued to Synapse Fund I LLC and 14,606,335 shares of the Company issued to Synapse Fund II LLC. Synapse Capital, LLC is the Manager of each of Synapse Fund I and Synapse Fund II.

(4)	Includes 149,712,197 shares of the Company beneficially owned by Whitebox Advisors, LLC, as the managing member of each of Pandora Select Partners L.P., a British Virgin Islands limited partnership; Whitebox Hedged High Yield L.P., a British Virgin Islands limited partnership; Whitebox Convertible Arbitrage Partners L.P. a British Virgin Islands limited partnership, and by Gary S. Kohler and Scot W. Malloy, who are employed by Whitebox Advisors (collectively, the “Whitebox Parties”), and 186,909,386 shares of the Company issuable to the Whitebox Parties upon conversion of notes and warrants.

(5)	Each of Messrs. Abraham, Kopchik, Strefling and Vigilante are employed by, or employed by an entity affiliated with, Whitebox Advisors, LLC or one of the Whitebox Parties, but disclaim any beneficial ownership of any securities benefically owned by Whitebox Advisors, LLC.

(6)	Shares issuable upon exercise of options.

(7)	Includes 585,598 shares of the Company issuable upon exercise of options. Calculation includes all shares of the Company beneficially owned by Brian Abraham, Richard Bjorkman, David Kernan, John Kopchik, Mark Strefling and Richard Vigilante.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
On January 6, 2006, the entire Board of Directors of the Company unanimously approved the Sutura, Inc. 2006 Stock Option Plan. The number of shares of the Company’s common stock subject to the plan may not exceed 20,000,000. The plan may be administered by the board of directors or by a committee thereof and permits the issuance of non-qualified stock options to employees, officers, directors and consultants of the Company and incentive stock options only to employees of the Company. The plan has a term of 10 years and incentive stock options may not be issued under the plan. The board or a committee administering the plan has broad authority to determine the amount and vesting terms of any option grant. On May 8, 2007, the board authorized the issuance of 2,300,000 options to employees, directors and consultants. On July 2, 2007, the board authorized a further issuance of 100,000 options to employees, directors and consultants. These grants vest 25% following one year of service, and then in equal quarterly installments during the next three years of service. These grants vest 25% following one year of service, and then in equal quarterly installments during the next three years of service. The following table represents the number of shares issuable upon exercise and reserved for future issuance as of December 31, 2008.

			Number of
			Securities to be	Exercise	Securities
			issued upon	price of	available for
			exercise of	outstanding	future issuance
			outstanding	options,	under equity
			options, warrants	warrants and	compensation
Plan Category	Name of plan		and rights	rights	plans
			a	b	c
Equity compensation	Sutura 1999 option plan	1	33,020,708	0.076	0
plans not approved by	Sutura 2004 warrants	2	867,824	0.626	0
security holders	Sutura 2004 warrants	3	1,821,262	0.626	0
	Sutura 2004 warrants	4	2,321,129	0.626	0
Equity compensation	Sutura 2006 option plan	5	3,880,000	0.300	0
	Sutura 2006 option plan	6	1,950,000	0.070	0
	Sutura 2006 option plan	7	1,700,000	0.070	10,270,000

1:	Represents 41,210,806 option shares available under the option plans of Prior Sutura that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. There are no additional shares available for issuance as those plans were frozen on the effective date of the merger.

2:	Represents warrants issued to management of Prior Sutura in 2004 that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. The warrants are exercisable for a period of 5 years.

3:	Represents warrants issued to consultants having provided investor relations , legal, marketing and administrative services for us during 2004 that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. The warrants are exercisable for a period of 5 years.

4:	Represents warrants issued to investors as part of private placements during 2004 that were assumed by the Company in connection with the merger of the Company and Prior Sutura on August 19, 2005. The warrants are exercisable for a period of 5 years.

5:	Represents 1,450,000 options issued to consultants and 2,930,000 options issued to key employees. The options vest in 4 years and are exercisable for a period of 10 years.

6:	Represents 1,750,000 options issued to members of the board of directors and members of the clinical advisory board and 1,200,000 options issued to key employees under the 2006 plan.

7:	Represents 2,400,000 options issued to members of the board of directors and clinical advisory board. The options vest in 4 years and are exercisable for a period of 10 years.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
On November 21, 2007, the Company entered into a Common Stock Purchase Agreement with GrootKasteel, B.V., a Dutch company, pursuant to which GrootKasteel purchased 1,420,455 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $.0704 per share. Gauss N.V. holds 100% of the ownership interests of GrootKasteel. Mr. Anthony Nobles and Egbert Ratering, each an officer and director of the Company, jointly own Gauss N.V. The transaction was approved by a disinterested majority of the Company’s Board of Directors.
The Company borrowed an aggregate principal amount of $400,000 evidenced by Promissory Notes (the “ Affiliate Notes”), dated July 16, 2007 and issued to certain officers and directors of the Company at that time, or their affiliates. The Notes were issued to GrootKasteel, B.V. ($200,000 principal amount), the Lynne D. Teckman Trust ($100,000 principal amount), and The Bjorkman Family Trust, dated November 2, 2000 ($100,000 principal amount). The Affiliate Notes are unsecured and are in substantially the same form as the promissory notes issued to certain affiliates of Whitebox Advisors on July 2, 2007. Issuance of the Affiliate Notes was approved by a disinterested majority of the Company’s Board of Directors. The Affiliate Notes bear interest from the date issuance at the rate of twelve percent (12%) per annum. All accrued interest and principal is due and payable in a balloon payment upon the sixtieth (60th) month anniversary of the Affiliate Notes. The Company may prepay the Notes, in whole or in part, upon five (5) days prior written notice to the payee at a cost equal to accrued interest plus the present value of the Affiliate Notes discounted at a rate equal to (x) the then U.S. Treasury rate for 5-year Notes as reported by Bloomberg on the date of such prepayment notice, plus (y) 100 basis points.
The Company, as successor to Prior Sutura, currently owes Mr. Ratering, an officer and prior director of The Company, the principal amounts of $516,091 and $410,317 pursuant to two promissory notes. In 2007, each of the notes bore simple interest at 8% and were to be due and payable on December 31, 2007. The accrued interest on such notes as of December 31, 2007 was $41,287 and $32,825 respectively. On January, 17, each of the notes were amended to extend the maturity date of each of the notes to July 1, 2009, to increase the interest rate to 10% (effective as of January 1, 2008), and to provide that each of the notes are to be convertible at the election of Mr. Ratering into 11,580,090 shares of the Company’s Common Stock at a conversion rate of $0.08 per share. The extension of the notes was approved by a disinterested majority of the Company’s Board of Directors
Prior Sutura previously leased its facilities in Fountain Valley, California (Newhope Street Property), from Mr. Nobles. On August 2, 2004, Mr. Nobles sold the Newhope Street Property to NV Properties LLC, a Nevada limited liability company. At the same time, NV Properties entered into a new lease with Prior Sutura on substantially the same economic terms as the prior lease between Prior Sutura and Mr. Nobles. The term is for a period of ten years, commencing on August 1, 2004. The base rent is $27,118 per month and is subject to adjustment on an annual basis by the change, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPIW (Urban Wage Earners and Clerical Workers) for Los Angeles, Riverside, Orange Counties). Mr. Nobles serves as one of three managers of NV Properties. The provisions of the NV Properties’ Operating Agreement provide that actions are taken by majority vote of the managers and that no manager may vote on actions in which he has a direct or indirect financial interest other than as a member or manager of NV Properties. The Operating Agreement specifically prohibits Mr. Nobles from voting on any matter pertaining to the lease of the building by NV Properties to Prior Sutura. Mr. Nobles was a prior officer and director of Sutura. Mr. Nobles holds a 20.1051% interest in NV Properties.
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
On December 12, 2008, we entered into an Asset Purchase Agreement with Nobles Medical Technologies, Inc. which contemplates the sale of substantially all of the Company’s assets to Nobles Medical. Since the entry by us and Nobles Medical into a letter of intent related to the asset sale on November 3, 2008, Nobles Medical has been managing the operation and day-to-day business of the Company, subject to such general oversight by the Company’s board of directors as is required for the board to exercise its fiduciary duties. During the period between the signing of the asset purchase agreement and the closing of the asset sale, or the earlier termination of the asset purchase agreement, Nobles Medical will continue to manage the operation and day-to-day business of the Company, subject to such oversight by the Board. The asset purchase agreement provides that, in exchange for $6.75 million and the assumption by Nobles Medical of certain liabilities of the Company, the Company will sell and transfer to Nobles Medical $3.0 million in cash and cash equivalents (less the amount of certain expenses of the Company incurred between November 3, 2008 and the closing date to the extent that such expenses exceed $1.5 million) and all of the non-cash assets of the Company (except for certain excluded assets), free and clear of all liens and encumbrances. Mr. Nobles, a former officer and director and current shareholder of the Company, is a director, shareholder and the President and Chief Executive Officer of Nobles Medical.
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services

     The following is a summary of the fees billed to the Company by Kabani & Company (“Kabani”) for professional services rendered for the fiscal years ended December 31, 2008 and 2007, respectively:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$37,500	$47,500
Audit-related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$37,500	$47,500

     Audit Fees. These consist of fees billed by our auditors for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.
     Audit-related Fees. These consist of fees billed by our auditors for professional services rendered for the review of SEC comment letters.
     Tax Fees. These consist of fees billed by our auditors for professional services for tax compliance, tax advice and tax planning.
     All Other Fees. There consist of fees billed by our auditors for professional services rendered for the review of private placement memorandums and registration statement filings on Form S-1 and Form S-8.
Preapproval Policies
     The policy of our board, acting as our audit committee, is to review and pre approve both audit and non-audit services to be provided by the independent auditors (other than with de minimum exceptions permitted by the Sarbanes-Oxley Act of 2002. 100 percent of the fees paid to Kabani were pre-approved as aforesaid.
     No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Kabani. Furthermore, no work of Kabani with respect to its services rendered to the Company was performed by anyone other than Kabani.
ITEM 15. EXHIBITS
2.1	Asset Purchase Agreement, dated December 12, 2008, by and between Sutura, Inc. and Nobles Medical Technologies, Inc.[18]

2.2	First Amendment to Asset Purchase Agreement, dated February 4, 2008, by and between Nobles Medical technologies, Inc. and Sutura, Inc.

3.1	Certificate of Incorporation[1]

3.2	Certificate of Amendment to Certificate of Incorporation[2]

3.3	Certificate of Amendment to Certificate of Incorporation[7]

3.4	Certificate of Merger[7]

3.5	Bylaws[7]

4.1	Form of Common Stock Certificate[1]

10.1	Sutura Inc. 2001 Stock Option Plan[7]

10.2	Sutura Inc. 1999 Stock Option Plan[7]

10.3	Employment Agreement with Egbert Ratering[7]

10.4	Employment Agreement with Anthony Nobles[7]

10.5	Sutura Inc. 2006 Stock Option Plan[7]

10.6	Lease for Fountain Valley Location[7]

10.7	Sucor License Agreement[7]

10.8	Sterilis License Agreement[7]

10.9	Option and Distribution Agreement with Getz Bros. & Co., Inc., dated September 20, 2002[7]

10.10	Convertible Promissory Note in Favor of Getz Bros. & Co., Inc., dated September 20, 2002[7]

10.11	Purchase Agreement, dated as of September 17, 2004 by and between Sutura, Inc. and certain other parties thereto.[3]

10.12	Purchase Agreement, dated as of March 24, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.13	Form of Secured Convertible Promissory Note, dated September 17, 2004.[3]

10.14	Form of Secured Convertible Promissory Note dated March 24, 2005.[3]

10.15	Form of Warrant, dated September 17, 2004.[3]

10.16	Form of Warrant dated, March 24, 2005.[3]

10.17	Purchase Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.18	Second Amended Security Agreement, dated September 9, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.19	Second Amended Patent and Trademark Security Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.20	Second Amended Registration Rights Agreement, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.21	Form of Secured Convertible Promissory Note, dated September 7, 2005.[3]

10.22	Form of Warrant dated September 7, 2004.[3]

10.23	Amendment to Secured Convertible Promissory Notes and Warrants, dated September 7, 2005 by and between Sutura, Inc. and certain other parties thereto.[3]

10.24	Amendment to Secured Convertible Promissory Notes and Warrants, dated March 31, 2006 by and between Sutura, Inc. and certain other parties thereto.[4]

10.25	Agreement and Plan of Merger dated November 22, 2004.[5]

10.26	Distributor Agreement with Getz Bros & Co., Inc. dated September 20, 2002.[7]

10.27	Distribution Agreement with The Lifemed Group, Inc. dated January 16, 2006.[7]

10.28	Form of Secured Convertible Promissory Note, dated March 5, 2007.[8]

10.29	Form of Promissory Note, dated May 18, 2007.[9]

10.30	Form of Promissory Note, dated July 2, 2007.[10]

10.31	Form of Promissory Note, dated July 16, 2007.[11]

10.32	Amendment to Secured Promissory Notes, effective as of July 1, 2007.[12]

10.33	Form of Convertible Promissory Note, dated September 21, 2007.[13]

10.34	Common Stock Purchase Agreement between Sutura and Grootkasteel, B.V., dated November 21, 2007.[14]

10.35	Settlement, License and Release Agreement between Sutura, Abbott Laboratories and Abbott Vascular, Inc., effective December 3, 2007.[15]

10.36	Convertible Promissory Note, dated December 12, 2007.[16]

10.37	Confidential Separation Agreement Between Sutura, Inc. and david Teckman.17

14.1	Code of ethics for the Board of Directors.[6]

14.2	Code of ethics for Executive Officers.[6]

31.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of Sutura, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Previously filed as part of the Form 10-KSB filed in May 1995 and amendments thereto which are hereby incorporated by reference.

[2]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2001.

[3]	Previously filed as an exhibit to Form 8-K, filed on September 13, 2005.

[4]	Previously filed as an exhibit to Form 8-K filed on March 31, 2006.

[5]	Previously filed as an exhibit to Form 8-K filed on December 1, 2004.

[6]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2003.

[7]	Previously filed as part of the Form 10-KSB for the period ending December 31, 2005.

[8]	Previously filed as an Exhibit to Form 8-K filed on March 7, 2007.

[9]	Previously filed as an Exhibit to Form 8-K filed on May 24, 2007.

[10]	Previously filed as an Exhibit to Form 8-K filed on July 6, 2007.

[11]	Previously filed as an Exhibit to Form 8-K filed on July 19, 2007.

[12]	Previously filed as an Exhibit to Form 8-K filed on September 18, 2007.

[13]	Previously filed as an Exhibit to Form 8-K filed on September 25, 2007.

[14]	Previously filed as an Exhibit to Form 8-K filed on November 26, 2007.

[15]	Previously filed as an Exhibit to Form 8-K filed on December 4, 2007.

[16]	Previously filed as an Exhibit to Form 8-K on December 17, 2007.

[17]	Previously filed as an Exhibit to Form 8-K on June 9, 2008.

[18]	Previously filed as an Exhibit to Form 8-K on December 18, 2008.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTURA INC

By:	/s/ BRIAN ABRAHAM Brian Abraham, Chief Executive Officer and Director

Date:	April 15, 2009

By:	/s/ RICHARD BJORKMAN

Richard Bjorkman, Chief Financial Officer, Vice President Finance and Director

Date:	April 15, 2009
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

By:	/s/ MARK STREFLING Mark Strefling, Chairman of the Board, Director

Date:	April 15, 2009

By:	/s/ David Kernan, Director

Date:	April 15, 2009

By:	/s/ JOHN KOPCHIK

John Kopchik, Director

Date:	April 15, 2009

By:	/s/ RICHARD VIGILANTE

Richard Vigilante, Director

Date:	April 15, 2009

SUTURA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Sutura Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of Sutura Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sutura Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $69,149,495 at December 31, 2008 including a net loss of $11,015,288 during the year ended December 31, 2008. On December 12, 2008, the Company entered into a material definitive agreement to sell substantially all of the assets of the Company as described in Note 2 to the financial statements. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in note 3, the financial statements for the year ended December 31, 2007 were restated.
/s/ KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
March 25, 2009

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December	At December
	31,	31,
	2008	2007
		(Restated)
ASSETS
CURRENT ASSETS:
Cash & cash equivalents	$1,150,554	$7,767,196
Marketable securities & Certificates of deposits	83,021	8,917,690
Current assets held for sale	3,413,254	3,116,028

Total current assets	4,646,829	19,800,914
LONG TERM ASSETS:
Non-current assets held for sale	825,331	833,369

Total assets	$5,472,160	$20,634,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	2,221,666	3,358,047
Loan payable — officers	116,985	119,858
Customer deposits	894,466	1,006,311
Notes payable — related party	166,548	161,823
Convertible notes payable- officers	1,000,519	926,408
Convertible notes payable- net of beneficial conversion	12,264,153	3,811,698

Total current liabilities	16,664,337	9,484,145

LONG TERM LIABILITIES:
Convertible notes payable- net of beneficial conversion	—	17,028,603
Notes payables	1,700,000	1,700,000
Notes payables officers	400,000	400,000

Total liabilities	18,764,337	28,612,747

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.001 par value; 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; issued and outstanding 337,816,037 shares as at December 31, 2008 and 272,650,262 shares at December 31, 2007	337,816	272,650
Additional paid in capital	56,551,159	50,941,329

Accumulated deficit	(69,149,495)	(58,134,208)

Other comprehensive loss	(1,031,657)	(1,058,236)

Total stockholders’ deficit	(13,292,177)	(7,978,465)

Total Liabilities and Stockholders’Defict	$5,472,160	$20,634,283

The accompanying notes are an integral part of these consolidated audited financial statements.

SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
		(Restated)

Net revenue	$—	$—

Other income (expense)
Interest expense(1)	(2,929,377)	(4,748,374)
Litigation settlement	—	23,000,000

Total other income (expense)	(2,929,377)	18,251,626

Income (loss) from continued operations	(2,929,377)	18,251,626

Discontinued operations:
Loss from discontinued operations	(8,085,911)	(7,751,147)

NET INCOME (LOSS)	(11,015,288)	10,500,479

OTHER COMPREHENSIVE GAIN (LOSS)
Unrealized gain (loss) securities	(17,646)	—
Translation adjustment	5,068	(121,072)

TOTAL COMPREHENSIVE GAIN (LOSS)	(12,578)	(121,072)

COMPREHENSIVE (LOSS)	$(11,027,866)	$10,379,407

BASIC AND DILUTED NET INCOME (LOSS) FROM CONTINUED OPERATIONS	$(0.01)	$0.07

BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS	$(0.02)	$(0.03)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.03)	$0.04

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING*	321,435,569	265,214,687

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

(1) Includes amortization of beneficial conversion feature and warrants issued of:	$454,687	$2,269,377
The accompanying notes are an integral part of these consolidated financial statements.

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 (RESTATED) AND 2008

			ADDITIONAL	OTHER		TOTAL
	COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	LOSS	DEFICIT	DEFICIT
BALANCE, DECEMBER 31, 2006	259,168,108	$259,169	$48,984,574	$(937,164)	$(68,634,687)	$(20,328,109)
Private placement of common stock	1,420,455	1,420	98,580	—	—	$100,000
Interest expenses converted into shares	12,061,699	12,061	947,606			$959,667
Beneficial conversion feature notes commitment fee	—	—	412,767	—	—	$412,767
Compensation expenses options employees			330,528			$330,528
Compensation expenses options non-employees			167,273			$167,273
Unrealized loss on marketable securities				(44,271)		$(44,271)
Foreign translation adjustment				(76,801)		$(76,801)
Net loss					10,500,479	$10,500,479

BALANCE, DECEMBER 31, 2007 (Restated)	272,650,262	$272,650	$50,941,329	$(1,058,236)	$(58,134,208)	$(7,978,465)
Conversion of convertible notes payables	62,659,400	62,660	4,950,093	—	—	$5,012,753
Interest expenses converted into shares	2,506,375	2,506	198,003			$200,509
Beneficial conversion feature notes commitment fee	—	—	—	—	—	$—
Compensation expenses options employees			294,543			$294,543
Compensation expenses options non-employees			167,194			$167,194
Unrealized loss on marketable securities				21,511		$21,511
Foreign translation adjustment				5,068		$5,068
Net loss					(11,015,288)	$(11,015,288)

BALANCE, DECEMBER 31, 2008	337,816,037	$337,816	$56,551,159	$(1,031,657)	$(69,149,495)	$(13,292,177)
The accompanying notes are an integral part of these consolidated financial statements.

SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,015,288)	$10,500,479
Adjustments to reconcile net loss to net cash used in operating activities
Beneficial conversion feature	454,687	2,269,377
Stock based compensation expenses- employees	294,543	330,528
Stock based compensation expenses- non employees	167,194	167,274
Interest expenses converted into shares	200,510	1,477,387

Total Adjustments	1,116,934	4,244,566
Increase (decrease) in current liabilities:
Accounts payable and accrued liabilities	852,641	(621,522)
Accrued payroll	(1,648,021)	7,851
Customer deposits	(111,845)	(133,664)

Net cash provided by (used in) continued operations	(10,805,579)	13,997,710
Net cash provided by (used in) discontinued operations	(31,852)	492,234
Net cash provided by (used in) operating activities	(10,837,430)	14,489,945

CASH FLOWS INVESTING ACTIVITIES:
Net cash provided by (used in) discontinued operations	8,764,888	(12,023,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placements	—	100,000
Proceeds from (payments to) notes payable	(4,560,000)	3,950,000

Net cash provided by (used in) continued operations	(4,560,000)	4,050,000
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	(4,560,000)	4,050,000

Effect of rate changes on cash and cash equivalents	15,900	12,754

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(6,616,642)	6,529,040

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	7,767,196	1,238,154

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,150,554	$7,767,196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,524,518	$—
Income taxes	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 DESCRIPTION OF BUSINESS AND RECENT DEVELOPMENTS
Sutura(R), Inc. (“the Company” or “us” or “we” or “Our”)is a medical device company that has developed a line of innovative, minimally invasive vascular suturing devices to suture vascular structures during open surgery and catheter-based procedures. The Company meets the definition of a “smaller reporting company” as such term is defined in Rule 12(b)2 of the Securities Exchange Act of 1934, as amended. Sutura currently has 28 employees, and maintains its headquarters in Fountain Valley, California, in a 20,000 square foot facility. This facility is a QSR (Food and Drug Administration — Quality Systems Regulations) and ISO (International Standards Organization) certified freestanding facility with 2,000 square feet of cleanroom space and an additional 3,200 square feet convertible to cleanroom, if required. Sales offices (with warehouse space) of approximately 1,000 square feet each are leased in Amsterdam, the Netherlands and La Gaude, France to support sales and marketing efforts in Europe. “Sutura(R)” and “SuperStitch(R)” are registered trademarks.
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
NOTE 2 RECENT DEVELOPMENTS AND DISCONTINUED OPERATIONS
At the end of October 2008 the Board of Directors and executive officers of the Company reviewed its operations and cash position and determined that it did not believe that the Company would be able to continue as a going concern beyond December 31, 2008. The Board determined that it was unlikely that available cash, less current liabilities, would be sufficient to sustain operations at current levels beyond December 31, 2008. Given the current financial markets, the Company believed that it was highly unlikely that it would be able to obtain additional financing on acceptable terms, if at all. Accordingly, the Company began evaluating possible reductions in our operations to conserve cash and other assets for the benefit of our shareholders and creditors.
On December 12, 2008, the Company entered into an Asset Purchase Agreement with Nobles Medical Technologies, Inc. which contemplates the sale of substantially all of the Company’s assets to Nobles Medical. Since the entry by the Company and Nobles Medical, a related party by a common

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
officer, into a letter of intent related to the asset sale on November 3, 2008, Nobles Medical has been managing the operation and day-to-day business of the Company, subject to such general oversight by the Company’s board of directors as is required for the board to exercise its fiduciary duties. During the period between the signing of the asset purchase agreement and the closing of the asset sale, or the earlier termination of the asset purchase agreement, Nobles Medical will continue to manage the operation and day-to-day business of the Company, subject to such oversight by the Board. The asset purchase agreement provides that, in exchange for $6.75 million and the assumption by Nobles Medical of certain liabilities of the Company, the Company will sell and transfer to Nobles Medical $3.0 million in cash and cash equivalents (less the amount of certain expenses of the Company incurred between November 3, 2008 and the closing date to the extent that such expenses exceed $1.5 million) and all of the non-cash assets of the Company (except for certain excluded assets), free and clear of all liens and encumbrances.
The assets of the Company that are excluded from the asset sale include the Company’s cash and cash equivalents in excess of $3.0 million (less the amount of certain expenses of the Company incurred between November 3, 2008 and the closing date to the extent that such expenses exceed $1.5 million), the Company’s certificate of incorporation, bylaws, corporate minute books, stock ledgers and similar corporate documents and instruments, and the shares of capital stock or other interests that the Company holds in its subsidiaries.
As of and after the closing date of the asset purchase agreement, Nobles Medical will assume only liabilities related to contracts of the Company that Nobles Medical assumes under the asset purchase agreement, and only to the extent the liabilities arise from performance under the contracts after they have been assumed by Nobles Medical. Nobles Medical will not assume any other liabilities of the Company.
At the closing of the asset sale, the $6.75 million purchase price will be paid from Nobles Medical to Whitebox Advisors, LLC for the benefit of certain affiliates of Whitebox Advisors, LLC in exchange for the release by such entities of their security interests in the Company’s assets being sold. Neither the Company nor any of the Company’s stockholders based on their equity holdings in the Company will receive any portion of the purchase price from the sale of the assets.
Assets held for disposal as at December 31, 2008 comprised of the following:

	December 31, 2008	December 31, 2007
Current assets held for sale
Marketable securities and short-term Certificate of deposit	2,500,000	2,619,298
Accounts Receivable, Net	16,387	31,603
Inventory, net	212,995	410,569
Prepaid expenses	683,872	54,558

Total current assets held for sale	3,413,254	3,116,028

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2008	December 31, 2007
Long term assets held for sale
Property & equipment, net	607,557	251,404
Certificates of deposit — Long term	—	380,702
Deposits	217,773	201,263

Total long term assets held for sale	825,331	833,369

NOTE 3. BASIS OF PRESENTATION
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the year ended December 31, 2008 and 2007, comprehensive income included a net translation gain of $5,068 and a net translation loss of $121,072 respectively. Other comprehensive loss, as presented on the accompanying consolidated balance sheets in the stockholders’ equity section amounted to $1,031,657 and $1,058,236 as of December 31, 2008 and 2007.
REVENUE RECOGNITION
We recognize revenue in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which requires

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
beginning after December 31, 2008. The company does not believe this pronouncement will impact its financial statements.
RESTATEMENT PRIOR YEAR RESULTS
In the three month period ended September, 30, 2008, the management of the Company determined that the July 1st, 2007 extension and changes in the terms of Whitebox notes I, II and III should have, as per FASB EITF 96-19, been accounted for as new notes rather than extensions of existing notes. The difference is the immediate amortization of the $634,996 beneficial conversion feature on our books per July 1st, 2007 rather than amortization per our original schedule. The effect of these corrections on the year ending December 31st of 2007 was an increase in interest expenses from $ 4,275,905 to $4,748,374. The net income from operations decreased from $10,972,948 to $10,500,479. In the balance sheet at the end of December 31, 2007 accumulated deficit was increased by $ 472,467 from $57,661,739 to $58,134,208.
SUTURA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATION

	Reported	Restated
	At December 31,	At December 31,
	2007	2007
Interest Expense	(4,275,905)	(4,748,374)

NET INCOME	10,972,948	10,500,479
SUTURA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	Reported	Restated
	At December 31,	At December 31,
	2007	2007
Convertible notes payable -net of beneficial conversion	$16,556,134	$17,028,603
Accumulated deficit	$(57,661,739)	$(58,134,208)
RECLASSIFICATION
Certain 2007 amounts have been reclassified to conform to the 2008 presentation.
NOTE 4 MARKETABLE SECURITIES AND CERTIFICATES OF DEPOSIT
The Company’s securities are classified as available-for-sale and, as such, are carried at fair value. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.
Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the specific security sold. As at December 31, 2008 and 2007 the marketable securities amounted to $83,021 and $8,917,690 respectively.
NOTE 5. CUSTOMER DEPOSITS
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

Ending balance per December 31st, 2007	$1,006,311	$1,139,975

Applied against shipments	111,845	133,664

Ending balance per December 31, 2008	$894,466	$1,006,311

NOTE 6. ACCOUNTS PAYABLE & ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following at,

	December 31	December 31
	2008	2007
Accounts payable	$193,007	$281,275
Accrued expenses	332,399	155,110
Accrued compensation	454,759	2,080,446
Accrued interest payable	1,241,500	841,215

	$2,221,666	$3,358,046

Effective December 31, 2007, we wrote-off, and booked as income, $687,485 of unsecured trade payables that are no longer collectible due to the fact that they are beyond the statutory collection period during which a creditor may collect such amounts. All of the liabilities were in excess of six years old. Of such amount, approximately $395,600 is subject to the four-year statute of limitations period in the State of California. The remaining $291,885 of the written-off liabilities is subject to California law but, due to lack of sufficient documentation, we are not able to confirm that fact with certainty. Of such amount, even assuming application of the law of the resident state of the creditor, $168,355 would be beyond the applicable state’s statute of limitations period which rang from 3-6 years in such states. As to the remaining $123,580 of written-off liabilities, although the resident state of the creditors have statute of limitations periods ranging from 10-15 years, we have never been approached for collection of any such amounts within the last five years and consider that the California statute of limitation law applies in each such instance.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 LOANS PAYABLE – OFFICER
The Company has borrowed monies from two of its officers. The loans are payable on demand, interest free and are unsecured. The Company owes the officers the following amounts at:

	December 31	December 31
	2008	2007
Loans payable to officers on demand, interest free and unsecured	$58,526	$58,526
Loans payable to officers on demand, interest free and unsecured	58,460	61,333

	$116,985	$119,858

NOTE 8. NOTES PAYABLE RELATED PARTY
The Company has one note payable to Gauss N.V. for the principal amount of €80,000 pursuant to a promissory note bearing simple interest at 8% and becoming due and payable on December 31, 2009. Gauss N.V. is jointly owned by Mr. Ratering and Mr. Nobles, each of whom is an officer and former director of Sutura. On January 1st 2008 and 2007 respectively €8,840 and €8,188 outstanding but unpaid interest was added to the principal sum of the note

	December 31	December 31
	2008	2007
Notes payable with interest at 8% due and demandable on December 31, 2008	$166,548	$161,823

Interest expense for the year ended December 31, 2008 and 2007 amounted to $14,094 and $12,191 respectively.
NOTE 9. CONVERTIBLE NOTES PAYABLE-OFFICERS
The Company, as successor to Prior Sutura, currently owes Mr. Ratering, an officer and director of Company, the principal amounts of $557,378 and $443,141 pursuant to two promissory notes. In 2007, each of the notes bore simple interest at 8% and was to be due and payable on December 31, 2007. The accrued interest on such notes as of December 31, 2007 was $41,287 and $32,825 respectively. On January, 17, 2008 each of the notes were amended to extend the maturity date of each of the notes to July 1, 2009, to increase the interest rate to 10% (effective as of January 1, 2008), to provide that each of the notes were to be convertible at the election of Mr. Ratering into shares of the Company’s Common Stock at a conversion rate of $0.08 per share and the outstanding accrued interest as of December 31, 2007 was added to the principal balance of such notes. If the notes are converted the company will currently issue 12,506,488 shares in the aggregate at a conversion rate of $0.08.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total amount of the notes is as follows as of:

	December 31	December 31
	2008	2007
Convertible notes payable to officer bearing interest rate of 10%, unsecured	$1,000,519	$926,408
Interest expense for the year ended December 31, 2008 and 2007 amounted to $100,052 and $74,112 respectively.
NOTE 10. CONVERTIBLE NOTES PAYABLE
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
Using the effective interest method the total debt discount of the Whitebox I notes has been amortized over the term of the notes and charged to interest expense. In the years ending December 31, 2008 and 2007 $0 and $582,755 respectively was expensed.
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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox I by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $196,500 will be charged to interest expenses over the 2 year term of the note. In the years ending

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007 $98,252 and $49,126 respectively was expensed. and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $163,361 and will be charged to interest expenses over the term of the loan. In the years ending December 31, 2008 and 2007 $81,680 and $40,840 respectively was amortized and charged to interest.
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
Interest expense for Whitebox I for the year ended December 31, 2008 and 2007 amounted to $358,431 and $846,916 respectively.
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
Interest expense for Whitebox Ia for the year ended December 31, 2008 and 2007 amounted to $24,288 and $6,072 respectively.
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
The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 89%, term of five years and a discount of 3.52% was determined to be $ 325,479 which was recorded as debt discount, a reduction of the carrying amount of the debt. There was no beneficial conversion feature on the notes. Using the effective interest method the fair value of the warrants will be amortized over the term of the note and charged to interest expense. In the years ending December 31, 2008 and 2007 $0 and $67,876 respectively was expensed. The Company further incurred financial

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consulting fees of $ 240,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the years ending December 31, 2008 and 2007 $0 and $40,000 respectively was expensed as a general expense.
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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox II by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $90,000 will be charged to interest expenses over the 2 year term of the note. In the years ending December 31, 2008 and 2007 $45,000 and $22,500 respectively was amortized and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $74,822 and will be charged to interest expenses over the term of the loan. In the years ending December 31, 2008 and 2007 $37,412 and $18,706 respectively was amortized and charged to interest. If all of the Whitebox II notes are converted the company would currently issue to the Whitebox affiliates 38,625,000 shares in the aggregate at a conversion rate of $0.08.
Interest expense for the year ended December 31, 2008 and 2007 amounted to $370,800 and $387,900 respectively.
WHITEBOX IIa
As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter may be converted in a new note at the same terms of the original note. The company elected to issue a new note (Whitebox IIa) of $92,700 per September 30, 2007 with 12% interest and convertible at $0.08 per share. If all of the Whitebox IIa notes are converted the company would currently issue to the Whitebox affiliates 1,158,750 shares in the aggregate at a conversion rate of $0.08. Interest expense for Whitebox IIa for the year ended December 31, 2008 and 2007 were $11,124 and $2,781, respectively.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The notes were convertible into common stock determined by a company valuation of $250,000,000 divided by the total number of fully diluted shares outstanding on the conversion date. On September 30, 2006, based on the then outstanding shares of the Company, the Whitebox III notes were convertible into an aggregate of 7,595,606 shares resulting in a conversion rate of $0.8848. The total numbers of warrants issued with a term of 5 years are 1,609,197 at an exercise price of $  .87. The relative fair value of the warrants using the Black Scholes method assuming a volatility of the stock of 85%, term of five years and a discount of 3.89% was determined to be $ 891,404 and was recorded as debt discount, a reduction of the carrying amount of the debt. The beneficial conversion feature of the notes was determined to be $ 839,234 and also recorded as a debt discount. Using the effective interest method the beneficial conversion feature and the value of the warrants will be amortized over the 36 months term of the note and charged to interest expense. In the years ending December 31, 2008 and 2007 $0 and $1,079,365 respectively was expensed. The Company further incurred financial consulting fees of $ 560,000 which is also recorded as a debt discount, a reduction of the carrying amount of the debt and which will be amortized over the terms of the loan. In the years ending December 31, 2008 and 2007 $123,664 and $186,668 respectively was expensed as a general expense.
On June 30, 2006, the Company and the Whitebox affiliated parties entered into an agreement amending the notes and warrants issued in connection with Whitebox III by extending the commencement date of payments of principal due under the Whitebox III notes from April 30, 2007 until July 1, 2007 and by increasing the interest rate under this note to twelve percent (12%) as of September 7, 2007. The per share exercise price of the warrants was reduced to $ 0.45. The fair value of the change in the exercise price of the warrant is $ 92,520 using the Black Scholes method assuming a volatility of the stock of 95%, remaining term of 4.5 years and a discount rate of 4.1%. This amount has been expensed and charged to interest expenses in 2007.
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
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox III by extending the maturity dates until July 1, 2009 in exchange for a 3% consent fee to be added to the note and a new conversion rate of $0.08 per share. The amount of the consent fee of $210,000 will be charged

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to interest expenses over the 2 year term of the note. In the years ending December 31, 2008 and 2007 $105,000 and $52,500 respectively was amortized and charged to interest. The fair value of the conversion rights of the consent fee using the Black Scholes method assuming a volatility of the stock of 184%, term of two years and a discount of 4.80% was determined to be $174,584 and will be charged to interest expenses over the term of the loan. In the years ending December 31, 2008 and 2007 $87,292 and $43,646 respectively was amortized and charged to interest. If all of the Whitebox III notes are converted the company would currently issue to the Whitebox affiliates 90,125,000 shares in the aggregate at a conversion rate of $0.08.
Interest expense for the year ended December 31, 2008 and 2007 amounted to $865,200 and $711,425 respectively.
WHITEBOX IIIa
As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter may be converted in a new note at the same terms of the original note. The company elected to issue a new note (Whitebox IIIa) of $162,625 per September 30, 2007 with 12% interest and convertible at $0.08 per share. If all of the Whitebox IIIa notes are converted the company would currently issue to the Whitebox affiliates 2,032,813 shares in the aggregate at a conversion rate of $0.08. Interest expense for the year ended December 31, 2008 and 2007 amounted to $19,516 and $4,879 respectively.
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
The company and Whitebox further agreed that Whitebox has the right to invest a further $1,500,000 on or before March 31, 2007 (collectively, the “New Loan”) at the same terms as the current loan. The relative fair value of this option, using the Black Scholes method assuming a volatility of the stock of 226%, term of 3.5 months and a discount of 4.1% was $ 414,548. The Company allocated the investment proceeds to the debt and warrants based on their relative fair values. The fair value of the beneficial conversion feature of the notes was determined to be $ 247,882 using the Black Scholes method assuming a volatility of the stock of 226%, term of 18 months and a discount of 4.1%. The beneficial conversion feature and the value of the option are recorded as a debt discount, a reduction of the carrying amount of the debt. Using the effective interest method this debt discount will be amortized over the 18 months term of the note and charged to interest expense. In the years ending December 31, 2008 and 2007 $248,302 and $ 401,468 respectively was amortized and charged to interest expenses. The Company further incurred financial consulting fees of $ 90,000 which it also recorded as a debt discount, a reduction of the carrying amount of the

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
debt and which will also be amortized over the term of the loan. In the years ending December 31, 2008 and 2007 $27,500 and $60,000 respectively was expensed as a general expense. Interest expense for the year ended December 31, 2008 and 2007 amounted to $60,000 and $120,000 respectively. At June 30, 2008 the WHITEBOX V notes were reimbursed by the company.
WHITEBOX Va
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox V. As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter may be converted in a new note at the same terms of the original note. The company elected to issue a new note (Whitebox Va) of $30,000 per September 30, 2007 with 8% interest and convertible at $0.045 per share. If all of the Whitebox Va notes are converted the company will currently issue to the Whitebox affiliates 666,666 shares in the aggregate at a conversion rate of $0.045. Interest expense for the year ended December 31, 2008 and 2007 amounted to $1,800 and $900 respectively.
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
The Company incurred financial consulting fees of $ 90,000 which it recorded as a debt discount, a reduction of the carrying amount of the debt and which will also be amortized over the term of the loan. In the years ending December 31, 2008 and 2007 $42,500 and $47,500 respectively was expensed as a general expense. Interest expense for the year ended December 31, 2008 and 2007 amounted to $60,000 and $98,333 respectively.
At June 30, 2008 the WHITEBOX VI notes were reimbursed by the company.
WHITEBOX VIa
On July 1, 2007, the Company and the Whitebox affiliated parties entered into a further agreement amending the notes issued in connection with Whitebox VI. As part of the July 1, 2007 agreement the interest expenses payable at the end of each quarter may be converted in a new note at the same terms of the original note. The company elected to issue a new note of $30,000 (Whitebox VIa) per September 30, 2007 at 8% interest and convertible at $0.045 per share. If all of the Whitebox VIa notes are converted the company would currently issue to the Whitebox affiliates 666,666 shares. Interest expense for the year ended December 31, 2008 and 2007 amounted to $1,800 and $900 respectively.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2008 the WHITEBOX VIa notes were reimbursed by the company.
SYNAPSE SETTLEMENT NOTE
In connection with the settlement of certain shareholder litigation proceedings, effective as of June 1, 2007, the Company issued and delivered to Synapse Capital, LLC, for itself and as agent for the benefit of certain other parties to the settlement, a convertible secured promissory note in the principal amount of $400,000. The convertible secured promissory note bears interest at 8% per annum. The interest is payable quarterly in arrears, and may be paid in capital stock at an interest conversion rate of $0.08 per share. The principal amount of the note, together with any accrued but unpaid interest will be due and payable in eighteen (18) months or may be converted pursuant to the terms of the note at the rate of $0.15 per share, subject to certain adjustments. Interest expense for the year ended December 31, 2008 and 2007 amounted to $29,333 and $18,667 respectively.
At December 5, 2008 the Synapse notes were reimbursed by the company.
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
Interest expense for the year ended December 31, 2008 and 2007 amounted to $58,000 and $22,000 respectively. At September 21, 2008 the WHITEBOX VIII notes were reimbursed by the company.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the convertible notes is as follows at:

	December 31	December 31
	2008	2007
Whitebox I	$1,733,747	$6,746,500
Whitebox Ia	202,395	202,395
Whitebox II	3,090,000	3,090,000
Whitebox IIa	92,700	92,700
Whitebox III	7,210,000	7,210,000
Whitebox IIIa	162,625	162,625
Whitebox V	—	1,500,000
Whitebox Va	—	30,000
Whitebox VI	—	1,500,000
Whitebox VIa	—	30,000
Synapse settlement note	—	400,000
Whitebox VIII	—	1,000,000

	$12,491,467	$21,964,220
Debt issue costs	—	(193,664)
Loan consent fees	(124,122)	(372,374)
Beneficial conversion feature	(103,191)	(1,030,350)

	$12,264,153	$20,367,833

Classified as current liability	$12,264,153	3,811,698
Classified as long term liabilty	$(0)	$16,556,134
Summary of convertible notes conversion rights:

	Conversion		Intrinsic	Conversion	Intrinsic
	shares per	Conversion	value per	shares per	value per
	Dec 31 2007	price	Dec 31 2007	Dec 31 2008	Dec 31 2008
Officer	—	$0.0800	$—	12,506,488	$—
Whitebox I	84,331,250	0.0800	—	21,671,844	—
Whitebox Ia	2,529,938	0.0800	—	2,529,938	—
Whitebox II	38,625,000	0.0800	—	38,625,000	—
Whitebox IIa	1,158,750	0.0800	—	1,158,750	—
Whitebox III	90,125,000	0.0800	—	90,125,000	—
Whitebox IIIa	2,032,813	0.0800	—	2,032,813	—
Whitebox V	33,333,333	0.0450	500,000	—	—
Whitebox Va	666,667	0.0450	10,000	—	—
Whitebox VI	33,333,333	0.0450	500,000	—	—
Whitebox VIa	666,667	0.0450	10,000	—	—
Synapse settlement note	2,666,667	0.1500	—	2,666,667	—
Whitebox VIII	14,285,714	0.0700	—	—	—

	303,755,131		$1,020,000	171,316,498	$0

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weigted	Aggregate
	Conversion	conversion	Intrinsic
	shares	price	Value
OUTSTANDING, DECEMBER 31, 2007	303,755,131	$0.0726	$1,020,000

Issued	12,506,488	0.0800
Cancelled or paid back	82,285,714	0.0493
Exercised and converted	62,659,406	0.0800

OUTSTANDING, DECEMBER 31, 2008	171,316,498	$0.0812	$0

NOTE 11. NOTES PAYABLES LONG TERM
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the long term notes is as follows at:

	December 31	December 31
	2008	2007
Whitebox VII	$1,700,000	$1,700,000
Interest expense for the year ended December 31, 2008 and 2007 amounted to $204,000 and $107,267 respectively.
NOTE 12. NOTES PAYABLES OFFICERS
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

A summary of the convertible notes is as follows at:
A summary of the long term notes to officers is as follows at:
Interest expense for the year ended December 31, 2008 and 2007 amounted to $48,000 and $20,000 respectively.
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
At December 31, 2008 the Company had available federal and state net operating loss carry-forwards amounting to approximately $36,538,431 that are available to offset future federal and state taxable income and that expire in various periods through 2028 for federal tax purposes and 2014 for state tax purposes. At December 31, 2008, the Company has foreign tax loss carry forwards of approximately $3,921,000 that do not expire. No benefit has been recorded for any loss or credit carry-forwards, and utilization in future years may be limited under Sections 382 and 383 of

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.
INCOME TAX

	December 31	December 31
	2008	2007
Net deferred tax asset	$(17,130,498)	(14,444,134)
Inventory Reserve	105,400	119,000
Less valuation allowance	(17,025,098)	(14,325,134)

Net deferred tax asset	$—	—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

	December 31	December 31
	2008	2007
Tax expense (credit) at statutory rate federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Permanent differences	1	1
Valuation allowance	39	39

Tax expense at actual rate	—	—

NOTE 14. FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
SFAS 130 requires unrealized gains and losses on the Company’s available for sale securities, currency translation adjustments, and minimum pension liability, which prior to adoption were reported separately in stockholders’ equity, to be included in other comprehensive income. Comprehensive loss included net translation losses of $5,068 for the year ended December 31, 2008 and $76,801 for the year ended December 31, 2007 respectively.
As of December 31, 2008, other comprehensive loss, as presented on the accompanying consolidated balance sheet in the stockholders’ equity section consists of accumulative foreign currency translation loss of $1,014,011 and unrealized loss on marketable securities of $17,646.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The future minimum monthly lease payments under the facility operating lease, whose terms are in excess of one year follows:

Year Ending
December 31,
2009	$337,409
2010	337,409
2011	337,409
2012	337,409
2013	337,409

Total	$1,687,405
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
On December 12, 2008, the Company entered into an Asset Purchase Agreement with Nobles Medical Technologies, Inc. which contemplates the sale of

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
substantially all of the Company’s assets to Nobles Medical. Since the entry by the Company and Nobles Medical into a letter of intent related to the asset sale on November 3, 2008, Nobles Medical has been managing the operation and day-to-day business of the Company, subject to such general oversight by the Company’s board of directors as is required for the board to exercise its fiduciary duties. During the period between the signing of the asset purchase agreement and the closing of the asset sale, or the earlier termination of the asset purchase agreement, Nobles Medical will continue to manage the operation and day-to-day business of the Company, subject to such oversight by the Board. The asset purchase agreement provides that, in exchange for $6.75 million and the assumption by Nobles Medical of certain liabilities of the Company, the Company will sell and transfer to Nobles Medical $3.0 million in cash and cash equivalents (less the amount of certain expenses of the Company incurred between November 3, 2008 and the closing date to the extent that such expenses exceed $1.5 million) and all of the non-cash assets of the Company (except for certain excluded assets), free and clear of all liens and encumbrances.
As of and after the closing date of the asset purchase agreement, Nobles Medical will assume only liabilities related to contracts of the Company that Nobles Medical assumes under the asset purchase agreement, and only to the extent the liabilities arise from performance under the contracts after they have been assumed by Nobles Medical. Nobles Medical will not assume any other liabilities of the Company.
At the closing of the asset sale, the $6.75 million purchase price will be paid from Nobles Medical to Whitebox Advisors[???], LLC for the benefit of certain affiliates of Whitebox Advisors, LLC in exchange for the release by such entities of their security interests in the Company’s assets being sold. Neither the Company nor any of the Company’s stockholders based on their equity holdings in the Company will receive any portion of the purchase price from the sale of the assets.
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

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Pham v. Nobles, et al. was filed in the Orange County, California Superior Court, Case No. 07CC07644, on July 5, 2007. This case arises out of plaintiff Loni Pham’s investment in the Company. In July 2004, Plaintiff executed a Subscription Agreement, accepted by the Company, under which she purchased 9,805 shares of the Company’s common stock in exchange for $250,000. Plaintiff has asserted causes of action for breach of contract, fraud and negligent misrepresentation against the Company and its former Chief Executive Officer and former board member, Mr. Nobles. Plaintiff seeks damages in an amount no less than $250,000, plus interest, costs and punitive damages in an unspecified amount. Defendants filed an answer to Plaintiff’s complaint on October 31, 2007. The Parties then agreed that Plaintiff’s claims against Defendants are subject to a written arbitration agreement and have therefore agreed that the case be stayed and submitted to binding arbitration. On January 31, 2008, the court stayed this case pending binding arbitration. In early August 2008, the parties agreed to dismiss the entire action without prejudice and enter into a tolling agreement, tolling the running of any statute of limitations until January 30, 2009.
NOTE 18. STOCKHOLDER’S DEFICIT
COMMON STOCK
Conversions of Debt-to-Equity by Whitebox Affiliates
Effective April 2, 2008, the following affiliates of Whitebox Advisors, LLC converted $5,213,262 of convertible debt held by each such entity into an aggregate of 65,165,775 shares of the Company’s Common Stock, par value $0.001 per share, as indicated below:

Whitebox Convertible Arbitrage Partners, L.P. –	25,859,437
Whitebox Hedged High yield Partners, L.P. –	20,687,550
Whitebox Intermarket Partners, L.P. –	8,275,012
Pandora Select Partners, L.P. –	10,343,775
NOTE 19. STOCK BASED COMPENSATION
In February 1999, the Company adopted the 1999 Stock Option Plan (1999 Plan) and in 2001 the 2001 Stock Option Plan (2001 Plan). Under the terms

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Under the modified prospective approach, compensation cost recognized for the fiscal year 2008 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006 that have vested subsequent to January 1, 2006, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.
The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards. The fair value of the options issued on May 8, 2007 and July 2, 2007 used the Black Scholes method assuming a volatility of the stock of 184%, life of 10 years and a discount rate of 4.8%.
In the year ending December 31, 2008 an amount of $294,543 was expensed as employee option expenses and $167,194 as non employee option expense compared to $330,528 and $167,273 respectively in the year ending December 31, 2007.

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of the plan is presented below:

			Weighted
			average
			remaining	Aggegrate
		Weighted	contractual	Intrinsic
	Total	price	term(years)	Value
OUTSTANDING, DECEMBER, 2007	45,017,899	$0.101	2.9	$691,890

Granted in 2008	—
Cancelled in 2008	(4,467,191)	$0.143		—
Exercised in 2008	—

OUTSTANDING, DECEMBER, 2008	40,550,708	$0.097	1.7	$0

Exercisable at December,2008	37,660,916	$0.093	1.3	$0
NOTE 20. WARRANTS
During the year ended December 31, 2006, new warrants were granted to Whitebox IV while Warrants of Whitebox II and III were reduced to $0.45

		Weigted	Remaining	Aggegrate
		Average	Life in	Intrinsic
	Total	Price	years	Value
OUTSTANDING, DECEMBER 2007	35,631,891	$0.3780	2.4	$—
Granted in 2008	—	—	—
Cancelled in 2008	(1,301,736)	0.6259	—
Exercised in 2008	—	—	—

OUTSTANDING, DECEMBER 2008	34,330,155	$0.3686	1.6	$—

NOTE 21. GOING CONCERN
     The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company’s has accumulated deficit of $69,149,495 at December 31, 2008 including a net loss of $11,015,288 during the year ended December 31, 2008. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that

SUTURA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
might be necessary should the Company be unable to continue as a going concern.
On December 12, 2008, the Company entered into a material definitive agreement to sell substantially all of the assets of the Company as described in Note 2 to the financial statements. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 22. SUBSEQUENT EVENTS
On January 12, 2009, Mr. Nobles resigned from the Board of Directors and from his positions as President and Chief Science Officer of the Company. He remains an employee of the Company under the terms of his existing employment agreement.